Form 10QSB
period 1997-03-31
MACROVISION CORP
filed 1997-05-15
CIK 1027443

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-22023


                             Macrovision Corporation
             (Exact name of Registrant as specified in its charter)

Delaware                                                     77-0156161
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1341 Orleans Drive
Sunnyvale, California  94089
(Address of principal executive offices)  (Zip code)

                               (408) 743-8600
               (Registrant's telephone number including area code)

                                 Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X *

* Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 12, 1997, when its Registration Statements on Forms SB-2 and 8-A were declared effective by the Commission.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                           Outstanding as of March 31, 1997

Common Stock                                                 6,774,549


Transitional Small Business Disclosure Format (check one);
Yes___ No X



                             MACROVISION CORPORATION

                                   FORM 10-QSB

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                     Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
            as of March 31, 1997 (unaudited) and December 31, 1996 .......    4

          Condensed Consolidated Statements of Operations (unaudited)
            for the Three Month Periods Ended March 31, 1997 and 1996 ....    5

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Three Month Periods Ended March 31, 1997 and 1996.....    6

          Notes to Condensed Financial Statements.........................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   11

Item 2-3  Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders.............   11

Item 5.   Other Information ..............................................   12

Item 6.   Exhibits and Reports on Form 8-K ...............................   12

Signatures................................................................   12


Part I.  Financial Information

Item 1.  Financial Statements

                                   MACROVISION CORPORATION
                                      AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share data)

                                                               March 31,       December 31,
                                                                 1997              1996
                                                             --------------   ----------------
                                                              (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                 $      4,227       $      2,409
    Short-term investments                                           9,763                 -
        Accounts receivable, less allowance for doubtful
       accounts of $371 and $267                                     3,548              3,376
    Inventories                                                        716                550
    Deferred tax assets                                              1,310                929
    Prepaid expenses and other assets                                  434                186
                                                             --------------   ----------------

       Total current assets                                         19,998              7,450

Property and equipment, net                                          1,990              2,017
Patents and other intangibles, net                                   1,132              1,161
Other assets                                                           840              1,325
                                                             --------------   ----------------
                                                               $    23,960       $     11,953
                                                             ==============   ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $     1,306       $      1,073
    Accrued expenses                                                 2,385              2,713
    Deferred revenue                                                 1,576                749
    Income taxes payable                                               989                585
    Current portion of capital lease                                   105                105
                                                            --------------   ----------------

       Total current liabilities                                     6,361              5,225

Capital lease liability                                                269                296
Deferred tax liabilities                                               361                360
                                                            --------------   ----------------

    TOTAL LIABILITIES                                                6,991              5,881

Stockholders' equity:
    Preferred stock, Series A convertible                                -                  1
    Common stock, 6,774,549 and 3,951,759 shares issued
       and outstanding at March 31, 1997 and December 31,
       1996, respectively                                                7                  4
    Additional paid-in capital                                      20,049              9,530
    Stockholders note receivable                                      (157)              (157)
    Deferred stock compensation                                       (204)              (240)
    Accumulated deficit                                             (2,533)            (2,931)
    Accumulated translation adjustment                                (190)              (135)
    Unrealized gain (loss) on investments                               (3)                  -
                                                             --------------   ----------------
    TOTAL STOCKHOLDERS' EQUITY                                      16,969              6,072
                                                             --------------   ----------------
                                                              $     23,960      $      11,953
                                                             ==============   ================


See the accompanying notes to these condensed consolidated financial statements.

                                       MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share data)
                                                     (Unaudited)

                                                                                            Three Months Ended
                                                                                     March 31,               March 31,
                                                                                        1997                   1996
                                                                                  -----------------       ----------------

Net revenues                                                                       $         4,564          $       3,583
Costs and expenses:
      Cost of revenues                                                                         681                    594
      Research and development                                                                 557                    642
      Selling and marketing                                                                  1,548                  1,241
      General and administrative                                                               879                    601
          Total costs and expenses                                                           3,665                  3,078
                                                                                   -----------------       ----------------
Operating income from continuing operations                                                    899                    505
Interest and other income (expense), net                                                        24                   (120)
                                                                                   -----------------       ----------------
Income from continuing operations before income taxes                                          923                    385

Provision for income taxes                                                                     369                    192
                                                                                   -----------------       ----------------
Net income from continuing operations                                                          554                    193
Loss from discontinued operations, net of income tax benefit                                      -                  (195)
                                                                                   -----------------       ----------------

Net income (loss)                                                                   $          554          $          (2)
                                                                                   =================       ================

Computation of earnings (loss) per share:
      Net income from continuing operations                                         $          554          $        193
      Preferred stock dividends                                                               (156)                  (112)
                                                                                   -----------------       ----------------

      Adjusted net income from continuing operations                                           398                     81
      Discontinued operations                                                                    -                   (195)
                                                                                    -----------------       ----------------
      Earnings (loss) applicable to common stock                                    $          398         $         (114)
                                                                                    =================       ================

Earnings (loss) per share:
      Continuing operations                                                         $         0.08            $      0.02
      Discontinued operations                                                                    -                  (0.05)
                                                                                   -----------------       ----------------

           Net earnings (loss)                                                      $         0.08         $       (0.03)
                                                                                  =================       ================

Shares used in computing earnings (loss) per share                                           4,903
                                                                                                                    4,345

See the accompanying notes to these condensed consolidated financial statements.



                                           MACROVISION CORPORATION
                                              AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)
                                                 (Unaudited)

                                                                                  Three Months Ended
                                                                           March 31,              March 31,
                                                                              1997                  1996
                                                                         ---------------        --------------

Net cash provided by operating activities                                 $      1,007            $     1,012
Cash flows from investing activities:
      Purchases of short-term investments                                       (9,766)                     -
      Sales of short-term investments                                                -                  1,200
      Acquisition of property and equipment                                       (165)                  (160)
      Payments for patents and other intangibles                                   (31)                  (100)
      Other, net                                                                  (108)                     5
                                                                         ---------------        --------------

                 Net cash (used in) provided by investing activities           (10,070)                   945

Cash flows from financing activities:
      Payments on capital lease obligations                                        (27)                   (40)
      Payments on long-term debt                                                     -                   (696)
      Proceeds from issuance of common stock                                    11,064                      -
      Cash dividends                                                              (156)                     -
                                                                         ---------------        --------------

                 Net cash (used in) provided by financing activities            10,881                   (736)
                                                                         ---------------        --------------
Net (decrease) increase in cash and cash equivalents                             1,818                  1,221

Cash and cash equivalents at beginning of period                                 2,409                  2,286
                                                                         ---------------        --------------
Cash and cash equivalents at end of period                                 $     4,227           $      3,507
                                                                         ===============        ==============

See the accompanying notes to these condensed consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective by the SEC on March 12, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 1997 or any other future interim period, and the Company makes no representations related thereto.

NOTE 2 - INITIAL PUBLIC OFFERING AND STOCK SPLIT

The Company's Board of Directors approved a 1 for 1.8 reverse stock split of common and preferred stock, $.001 par value per share which became effective February 26, 1997. The accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

On March 12, 1997, the Company consummated an initial public offering (IPO) of 2,350,000 shares of its Common Stock at a price of $9.00 per share, of which 1,434,016 shares were issued and sold by the Company and 915,984 shares were sold by selling shareholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $10.4 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders.

Also, during this period, the Company issued 12,342 shares of common stock and received proceeds of approximately $33,000 associated with the exercise of stock options. Also, coinciding with the consummation of the IPO, all the outstanding shares of preferred stock were converted into 1,376,432 shares of common stock upon the closing of the IPO.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following:

                                         March 31,         December 31,
                                           1997                1996
                                     ------------------ -------------------

                  Raw materials          $236,000           $ 260,000
                  Work-in-process         184,000              73,000
                  Finished goods          296,000             217,000
                                     ================== ===================
                                         $716,000           $ 550,000
                                     ================== ===================


NOTE 4 - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share for the three month period ended March 31, 1997 was determined using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the rules of the SEC all common and common equivalent shares issued within 12 months of the initial filing of the registration statement have been included in the computation net earnings (loss) per share of the three month period ended March 31, 1996 as if they were outstanding for the entire period.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structure diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

NOTE 5 - CONTINGENCIES

In October 1995, a former officer and director of the Company filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between him and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit; however, in the opinion of the Company, the disposition of this lawsuit will not have a materially adverse affect on the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion in this Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in this Form 10-QSB and in the Risk Factors section of the Company's Prospectus dated March 12, 1997, included in the Company's Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective by the Securities and Exchange Commission on March 12, 1997. There are no assurances that the Company has identified all possible problems which the Company might face. All investors should carefully read the Company's Registration Statement on Form SB-2, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consists of licensing fees for videocassette copy protection, licensing of digital Pay-Per-View copy protection, licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television system operators, law enforcement agencies, television broadcasters, private analog satellite networks and in its CineGuard motion picture theaters.

Results of Operations

Net Revenues

Consolidated net revenues for the first quarter of 1997 increased to $4.6 million or 27% from $3.6 million in the first quarter of 1996. Revenues in the Copy Protection group increased 8% to $3.6 million from $3.3 million and revenues in the Video Scrambling group increased 253% to $1.0 million from $.3 million. Revenues in the Copy Protection group during the first quarter of 1997 included lower revenues from packaged media due in part to the lower number of video releases during the first quarter of 1997 as compared to the first quarter of 1996. In the first quarter of 1997, the Company recorded its first DVD copy protection royalty revenue from replication of DVDs and license fees from PC manufacturers. The other component of Copy Protection revenue is Pay Per View which in the first quarter of 1997 was 142% higher than the first quarter of 1996. Revenue growth in the Pay Per View area is primarily due to the royalties from set top boxes shipped during the quarter. Higher revenues in the Video Scrambling group during the first quarter of 1997 were a result of higher shipments of the VES-TM product and royalties from analog decoder customers, which were derived from business in South America and Southeast Asia.

Gross Margin

Gross margin for the first quarter of 1997 was 85% compared to 83% for the first quarter of 1996. The Company's gross margin is influenced by the sales mix which in the first quarter of 1997 favored higher margined royalty based revenue versus lower margined product sales. Cost of sales includes items such as product costs, duplicator fees, patent amortization and mastering costs.

Research and Development

Research and Development expenses decreased by $85,000 or 13% compared to the first quarter of 1996 primarily due to a reduction in the number of employees and in engineering supplies associated with the completion of the VES-TM product during 1996.

Selling & Marketing

Selling and marketing expenses increased by $307,000 or 25% from the first quarter of 1996 primarily due to increased sales efforts in Pay Per View and Video Scrambling.

General & Administrative

General and administrative expenses increased by $278,000 or 46% from the first quarter of 1996 primarily due to an increase in the number of employees and expenses associated with the costs associated with being a public company as well as support for the growing businesses of Pay Per View, DVD and Video Scrambling.

Interest and Other Expense

Other income during the first quarter of 1997 benefited from interest income earned on the IPO proceeds. The first quarter of 1996 included interest expense on the Company's convertible debt which was converted into preferred stock during the third quarter of 1996.

Provision for Income Taxes

Income tax expense represents combined federal and state taxes at an effective rate of 40% and 50% from continuing operations for the three months ended March 31, 1997 and 1996, respectively.

Net Income (Loss)

Net income from continuing operations for the first quarter of 1997 was $554,000 or 187% higher than the first quarter of 1996 which was $193,000.

Net income for the first quarter of 1997 was $554,000 as compared to the first quarter of 1996 which was a loss of $2,000 which included the loss from the discontinued operations of Command Audio Corporation.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1997, the Company consummated an initial public offering (IPO) of 2,350,000 shares of its Common Stock at a price of $9.00 per share, of which 1,434,016 shares were issued and sold by the Company and 915,984 shares were sold by selling shareholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $10.4 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders. The Company has financed its operations primarily from cash generated by operations, principally by its videocassette copy protection business. The Company's operating activities provided net cash of $1,007,000 and $1,012,000 in the three months ending March 31, 1997 and 1996, respectively. In each of these periods, net cash was provided primarily by net income, increase in accounts payable, accrued liabilities and deferred revenue and depreciation and amortization, partially offset by increases in accounts receivable, inventories and deferred taxes in 1997 and discontinued operations in 1996.

The Company made capital expenditures of $165,000 and $160,000 in the first three months ending March 31, 1997 and 1996, respectively. The Company also paid $31,000 and $100,000, respectively, for patents and other intangibles during those periods. The proceeds from the IPO have been invested in various cash equivalents and short term securities.

The Company believes that the net proceeds of its initial public offering, together with available funds and cash flows generated from operations will be sufficient to meet its working capital and capital expenditure requirements. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

 The Company paid interest of $3,000 and $133,000 in the three months ended March 31, 1997 and 1996, respectively. The interest expense paid in 1996 was primarily from the convertible note.

Part II.  Other Information

Item 1.  Legal Proceedings

In October 1995, a former officer and director of the Company filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between him and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit; however, in the opinion of the Company, the disposition of this lawsuit will not have a materially adverse affect on the consolidated financial statements of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders.

During the fiscal quarter ended March 31, 1997, the Company solicited a written consent from its stockholders (effective December 1996) approving a series of documents and certain related and other corporate actions. The documents consist of the following: (i) the Macrovision Corporation 1996 Equity Incentive Plan,
(ii) the Macrovision Corporation 1996 Stock Purchase Plan, (iii) the Macrovision Corporation 1996 Directors Option Plan, (iv) the form of the Certificate of Amendment of Certificate of Incorporation giving effect to the proposed reverse stock split, (v) the form of the post-IPO Amended and Restated Certificate of Incorporation of Macrovision Corporation, and (vi) the form of the post-IPO Amended and Restated Bylaws of Macrovision Corporation. The corporate actions consisted of: (i) the reservation and issuance of shares of the Corporation's Common Stock under each of the 1996 Equity Incentive Plan, the 1996 Employee Stock Purchase Plan, and the 1996 Director's Stock Option Plan, (ii) the assumption by the Company of all stock options issued by Macrovision Corporation, a California corporation, and outstanding under the Macrovision Corporation Stock Option Plan, which Plan was adopted on September 8, 1988 and restated on February 6, 1992, as well as all of its obligations thereunder,
(iii) the reverse stock split in the ratio of one share of Common Stock for each one and eight-tenths outstanding shares of the Company's Common Stock and the filing of the Certificate of Amendment of Certificate of Incorporation of Macrovision Corporation giving effect thereto as noted above, (iv) the filing of the Company's post-IPO Amended and Restated Certificate of Incorporation, (v) indemnification agreements with the officers and directors, and (vi) the merger agreement between Macrovision Corporation, a California corporation and Macrovision Corporation, a Delaware corporation. The written consent and each matter contained therein was approved by a majority of the stockholders of the Company, representing 3,565,983 shares of the Company's Common Stock and 1,238,790 shares of the Company's Series A Preferred stock.

Item 5 - Other Information.

Item 5.1 - In April 1997, the Board of Directors approved the election of Bill Stirlen and Donna Birks to fill two vacancies on the Board. Mr. Stirlen and Ms. Birks, both independent directors, also were appointed to serve on the audit and compensation committees of the Board.

Item 5.2 - In April 1997, the Underwriters exercised a 30-day option to purchase 330,000 additional shares of Common Stock resulting in net proceeds to the Company of approximately $2,762,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.
                  11.1 - Schedule of Computation of Earnings (Loss) Per Share.
                  27.1 - Financial Data Schedule.

         (b)   Reports on Form 8-K.

During the quarter ended March 31, 1997, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Macrovision Corporation


May 15, 1997                By: /s/ William A. Krepick
Date                            William A. Krepick, President and Chief
                                Operating Officer



May 15, 1997                By: /s/ Victor A. Viegas
Date Victor A. Viegas, Vice President, Finance and Administration and Chief Financial Officer