Form 10QSB
period 1997-06-30
MACROVISION CORP
filed 1997-08-13
CIK 1027443

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ---      ---

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____ No ____


                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                    Outstanding as of July 31, 1997

Common Stock                             7,145,424


Transitional Small Business Disclosure Format (check one):

Yes       No  X
    ---      ---

                               MACROVISION CORPORATION

                                     FORM 10-QSB

                                        INDEX



PART I.  FINANCIAL INFORMATION                                            Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
              as of June 30, 1997 (unaudited) and December 31, 1996 . . . .  4

          Condensed Consolidated Statements of Operations (unaudited)
              for the Three Month Periods Ended June 30, 1997 and 1996,
              and Six Months Ended June 30, 1997 and 1996 . . . . . . . . .  5

          Condensed Consolidated Statements of Cash Flows (unaudited)
              for the Six Month Periods Ended June 30, 1997 and 1996. . . .  6

          Notes to Condensed Financial Statements . . . . . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 2-3  Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . 13

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MACROVISION CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                                       June 30,    December 31,
                                                         1997          1996
                                                     -----------   ------------
ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents                            $ 2,549       $ 2,409
   Short-term investments                                13,385             -
   Accounts receivable, less allowance for doubtful
       accounts of $418 and $267                          4,121         3,376
   Inventories                                              620           550
   Deferred tax assets                                    1,414           929
   Prepaid expenses and other assets                        399           186
                                                        -------       -------
       Total current assets                              22,488         7,450

Property and equipment, net                               1,813         2,017
Patents and other intangibles, net                        1,132         1,161
Other assets                                              1,070         1,325
                                                        -------       -------
                                                        $26,503       $11,953
                                                        =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $   903       $ 1,073
   Accrued expenses                                       2,371         2,713
   Deferred revenue                                       1,305           749
   Income taxes payable                                     648           585
   Current portion of capital lease                         106           105
                                                        -------       -------
       Total current liabilities                          5,333         5,225

Capital lease liability                                     242           296
Deferred tax liabilities                                    361           360
                                                        -------       -------
   TOTAL LIABILITIES                                      5,936         5,881

Stockholders' equity:
   Preferred stock                                            -             1
   Common stock                                               7             4
   Additional paid-in capital                            22,858         9,530
   Stockholders note receivable                            (157)         (157)
   Deferred stock compensation                             (168)         (240)
   Accumulated deficit                                   (1,776)       (2,931)
   Accumulated translation adjustment                      (182)         (135)
   Unrealized loss on investments                           (15)            -
                                                        -------       -------
   TOTAL STOCKHOLDERS' EQUITY                            20,567         6,072
                                                        -------       -------
                                                        $26,503       $11,953
                                                        =======       =======

See the accompanying notes to these condensed consolidated financial statements.

                       MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except per Share Data)
                                      Unaudited


                                                           Three Months Ended          Six Months Ended
                                                               June 30,                     June 30,
                                                         1997           1996           1997          1996
                                                        ------         ------         ------        ------
Net revenues                                            $4,722         $3,737         $9,286        $7,320

Costs and expenses:
   Cost of revenues                                        697            707          1,378         1,301
   Research and development                                516            679          1,073         1,321
   Selling and marketing                                 1,378          1,296          2,926         2,537
   General and administrative                            1,018            875          1,897         1,476
                                                        ------         ------         ------        ------
       Total costs and expenses                          3,609          3,557          7,274         6,635
                                                        ------         ------         ------        ------

Operating income from continuing operations              1,113            180          2,012           685
Interest and other expense, net                            149           (109)           173          (229)
                                                        ------         ------         ------        ------

       Income from continuing operations
         before income taxes                             1,262             71          2,185           456
Provision for income taxes                                 505             62            874           254
                                                        ------         ------         ------        ------

       Net income from continuing operations               757              9          1,311           202
Loss from discontinued operations, net                       -            632              -           827
                                                        ------         ------         ------        ------

       Net income (loss)                                $  757         $ (623)        $1,311        $ (625)
                                                        ======         ======         ======        ======

Computation of earnings per share:
   Net income from continuing operations                $  757         $    9         $1,311        $  202
   Preferred stock dividends                                 -           (113)          (156)         (225)
                                                        ------         ------         ------        ------

   Adjusted net income (loss) from continuing
     operations                                            757           (104)         1,155           (23)
   Discontinued operations                                   -           (632)             -          (827)
                                                        ------         ------         ------        ------

   Earnings (loss) applicable to common stock           $  757         $ (736)        $1,155        $ (850)
                                                        ======         ======         ======        ======
Earnings (loss) per share:
   Continuing operations                                $ 0.10         $(0.02)        $ 0.18        $(0.01)
   Discontinued operations                                   -          (0.15)             -         (0.19)
                                                        ------         ------         ------        ------

       Net Income                                       $ 0.10         $(0.17)        $ 0.18        $(0.20)
                                                        ======         ======         ======        ======

Shares used in computing earnings per share              7,573          4,349          6,238         4,347




See the accompanying notes to these condensed consolidated financial statements.

                      MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                     1997            1996
                                                                   --------         ------
Net cash provided (used) by operating activities                   $    666         $ (244)

Cash flows from investing activities:
   Purchases of short-term investments                              (13,400)             -
   Sales of short-term investments                                        -          1,200
   Investment in related party                                         (247)             -
   Acquisition of property and equipment                               (301)          (234)
   Payments for patents and other intangibles                          (151)          (195)
   Other, net                                                           (91)             5
                                                                   --------         ------

        Net cash (used in) provided by investing activities         (14,190)           776

Cash flows from financing activities:
   Payments on capital lease obligations                                (53)           (66)
   Payments on long-term debt                                             -           (696)
   Proceeds from issuance of common stock, net                       13,873             20
   Cash dividends                                                      (156)          (113)
                                                                   --------         ------

        Net cash provided by (used in) financing
          activities                                                 13,664           (855)
                                                                   --------         ------

Net increase (decrease) in cash and cash equivalents                    140           (323)
Cash and cash equivalents at beginning of period                      2,409          2,286
                                                                   --------         ------

Cash and cash equivalents at end of period                         $  2,549         $1,963
                                                                   ========         ======


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

NOTE 2:  CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less at date of acquisition to be cash equivalents.

Investments held by the Company are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. Such investments consist of U.S. government or agency issues with original maturities beyond 3 months and less than 12 months.

                                                       Gross
                                    Amortized Cost Unrealized loss Fair Value
                                    -------------- --------------- ----------
     Government Bonds                  $10,401         $15          $10,386
     Auction rate preferred stock        2,000           -            2,000
     Government agency securities          999           -              999
                                       -------         ---          -------
                                       $13,400         $15          $13,385


NOTE 3 - EXCERCISE OF OPTION RELATED TO THE INITIAL PUBLIC OFFERING

On April 16, 1997, the Underwriters exercised their option pursuant to the initial public offering and purchased an additional 330,000 shares of Common Stock at a price of $9.00 per share. The net proceeds to the Company from the Option, after underwriting discounts and commissions and other expenses of the Offering, were approximately $2.7 million.

Also, during the quarter ended June 30, 1997, the Company issued 29,229 shares of common stock and received proceeds of approximately $79,000 associated with the exercise of stock options.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following:

                                         June 30,        December 31,
                                           1997              1996
                                         --------        ----------
Raw materials                            $276,000        $  260,000
Work-in-process                           134,000            73,000
Finished goods                            210,000           217,000
                                         --------        ----------
                                         $620,000        $  550,000
                                         ========        ==========

NOTE 5 - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share for the periods presented was determined using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the rules of the SEC all common and common equivalent shares issued within 12 months of the initial filing of the registration statement have been included in the computation of net earnings (loss) per share for the respective periods as if they were outstanding for the entire period.

NOTE 6 - CONTINGENCIES

In October 1995, a former officer and director of the Company filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between him and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structure diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

The FASB also recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 and 131 are effective for fiscal 1998. The Company is currently evaluating the impact of these statements on the consolidated financial statements.

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

OVERVIEW

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consists of licensing fees for videocassette copy protection, licensing of digital Pay-Per-View copy protection, licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television system operators, law enforcement agencies, television broadcasters, private analog satellite networks and in its licensing of CineGuard motion picture theaters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET REVENUES

Consolidated net revenues for the second quarter of 1997 increased to $4.7 million or 26% from $3.7 million in the second quarter of 1996. Revenues in the Copy Protection group increased 16% to $4.0 million from $3.5 million and revenues in the Video Scrambling group increased 163% to $659,000 from $250,000. Revenues in the Copy Protection group during the second quarter of 1997 included revenues from packaged media of $3.0 million which was 2% or $84,000 lower than the second quarter of 1996. This was due in part to the lower number of video releases during the second quarter of 1997 as compared to the second quarter of 1996. As in the first quarter of 1997, the second quarter continued with increased DVD copy protection royalty revenue from replication of DVDs and license fees from PC manufacturers which did not exist in the second quarter of 1996. The other component of Copy Protection revenue is Pay Per View which in the second quarter of 1997 was 185% or $640,000 higher than the second quarter of 1996. Revenue growth in the Pay Per View area is primarily due to an increase in system operator license fees and an increased number of set top boxes employing the Company's technology shipped by manufacturers during the quarter. Revenues in the Video Scrambling group during the second quarter of 1997 included revenues from scrambling equipment of $315,000 which was 252% or $225,000 higher than the second quarter of 1996. This was due in part to increased sales of the VES-TM product and the introduction of a new product, the VES-MX. The analog decoding component of Video Scrambling also saw an increase of $183,000 to $344,000 from the second quarter of 1996 which was derived from business in South America and Southeast Asia.

GROSS MARGIN

Gross margin for the second quarter of 1997 was 85% compared to 81% for the second quarter of 1996. The Company's gross margin is influenced by the sales mix which in the second quarter of 1997 benefited from increased license fees and higher margined royalty based revenue versus lower margined product sales. Cost of sales includes items such as product costs, duplicator fees, patent amortization and mastering costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased by $163,000 or 24% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to a reduction in consulting fees and engineering supplies associated with the completion of the VES-TM product during 1996.

SELLING & MARKETING

Selling and marketing expenses increased by $82,000 or 6% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to increased sales efforts in Pay Per View and Video Scrambling.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased by $143,000 or 16% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to an increase in the number of employees and expenses associated with the costs associated with being a public company as well as support for the growing businesses of Pay Per View, DVD and Video Scrambling.

INTEREST AND OTHER EXPENSE

Other income during the second quarter of 1997 benefited from interest income earned on the IPO proceeds. The second quarter of 1996 included interest expense on the Company's convertible debt which was converted into preferred stock during the third quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 40% and 87% from continuing operations for the three months ended June 30, 1997 and 1996, respectively. The higher rate for 1996 was due to higher foreign taxes related to income in the quarter.

NET INCOME (LOSS)

Net income from continuing operations for the second quarter of 1997 was $757,000 compared to the second quarter of 1996 which was $9,000.

Net income for the second quarter of 1997 was $757,000 as compared to a loss of $623,000 which included the loss from the discontinued operations of Command Audio Corporation.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


NET REVENUES

Consolidated net revenues for the first six months of 1997 increased to $9.3 million or 27% from $7.3 million in the first six months of 1996. Revenues in the Copy Protection group increased 12% to $7.6 million from $6.8 million and revenues in the Video Scrambling group increased 210% to $1.6 million from $.5 million. Revenues in the Copy Protection group during the first six months of 1997 included lower revenues from packaged media due in part to the lower number of video releases during the period as compared to the first six months of 1996. During 1997, the Company recorded its first DVD copy protection royalty revenue from replication of DVDs and license fees from PC manufacturers which did not exist in 1996. The other component of Copy Protection revenue is Pay Per View which in the first six months of 1997 was 167% higher or $1.1 million than the comparable period of 1996. Revenue growth in the Pay Per View area is primarily due to an increase in system operator license fees and an increased number of set top boxes shipped during the period. Revenues in the Video Scrambling Group during the first six months of 1997 included revenues from scrambling equipment of $591,000 which was 90% or $279,000 higher compared to the six months ended June 30, 1996 which was a result in part to higher shipments of the VES-TM product and the introduction of a new product, the VES-MX. In the first six months of 1997, the analog decoding component of Video Scrambling saw an increase of 386% or $825,000 compared to the first six months of 1996 resulting from business in South America and Southeast Asia.

GROSS MARGIN

Gross margin for the six months ended June 30, 1997 was 85% compared to 82% for the comparable period of 1996. The Company's gross margin is influenced by the sales mix which in 1997 benefited from increased license fees and higher margined royalty based revenue versus lower margined product sales. Cost of sales includes items such as product costs, duplicator fees, patent amortization and mastering costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased by $248,000 or 19% during the first half of 1997 compared to the same period in 1996 primarily due to a reduction in the number of employees, consulting fees and engineering supplies associated with the completion of the VES-TM product during 1996.

SELLING & MARKETING

Selling and marketing expenses increased by $389,000 or 15% during the first half of 1997 compared to the same period in 1996 primarily due to an increase sales efforts in Pay Per View and Video Scrambling.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased by $421,000 or 29% during the first half of 1997 compared to the same period in 1996 primarily due to an increase in the number of employees and expenses associated with the costs associated with being a public company as well as support for the growing businesses of Pay Per View, DVD and Video Scrambling.

INTEREST AND OTHER EXPENSE

Other income during the first six months of 1997 benefited from interest income earned on the IPO proceeds. The first six months of 1996 included interest expense on the Company's convertible debt which was converted into preferred stock during the third quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 40% and 56% from continuing operations for the six months ended June 30, 1997 and 1996, respectively. The higher rate for 1996 was due to higher foreign taxes from higher foreign income in the first six months of 1996.

NET INCOME (LOSS)

Net income from continuing operations for the six months ended June 30, 1997 was $1.3 million compared to $200,000 for the first six months of 1996.

Net income for the first six months of 1997 was $1.3 million compared to a loss of $625,000 which included the loss from the discontinued operations of Command Audio Corporation.

LIQUIDITY AND CAPITAL RESOURCES

On April 16, 1997, the Underwriters exercised their option pursuant to the initial public offering (IPO) of 330,000 shares of its Common Stock at a price of $9.00 per share. The net proceeds to the Company from the Option, after underwriting discounts and commissions and other expenses of the Offering, were approximately $2.7 million. The Company has financed its operations primarily from cash generated by operations, principally by its videocassette copy protection business. The Company's operating activities provided net cash of $666,000 and used $244,000 for the six months ending June 30, 1997 and 1996, respectively. In each of these periods, net cash was provided primarily by net income from continuing operations and an increase in deferred revenue partially offset by increases in accounts receivable and deferred taxes, with discontinued operations primarily creating the usage in 1996.

The Company made capital expenditures of $301,000 and $234,000 in the first six months ending June 30, 1997 and 1996, respectively. The Company also paid $151,000 and $195,000 in the six months ended June 30, 1997 and 1996, respectively, for patents and other intangibles. The proceeds from the IPO have been invested in various cash equivalents and short term securities.

During the quarter ended June 30, 1997, the Company invested $247,000 in Command Audio Corporation (CAC) maintaining its 19.8% ownership in CAC as a result of a successful round of third-party financing obtained by CAC. The Company intends to hold this investment for the long-term and monitors the recoverability of this investment based on management's estimates of the fair value of CAC based on the achievements of milestones specified in CAC's business plan as well as new recent third party financing rounds. The Company accounts for the investment in CAC by the cost method. The Company is not obligated by contract to provide future funding to CAC and does not have the ability to exert significant influence over the financial and operating policies of CAC.

The Company believes that the net proceeds of its initial public offering, together with available funds and cash flows generated from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

The Company paid interest of $6,000 and $260,000 in the six months ended June 30, 1997 and 1996, respectively. The interest expense paid in 1996 was primarily from the convertible note.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1995, a former officer and director of the Company filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between him and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal quarter ended June 30, 1997, there were no submission of matters to the vote of security holders.

ITEM 5 - OTHER INFORMATION.

    ITEM 5.1 - In June 1997, the Board of Directors approved an increase to the Board of Directors to allow for seven members. The Board approved the election of Tom Wertheimer, an independent director, which brings the Board membership to six.

    ITEM 5.2 - In July 1997, the Company invested an additional $138,000 in Command Audio Corporation (CAC) maintaining its 19.8% ownership in CAC based on a successful round of third-party financing obtained by CAC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.
              11.1 - Schedule of Computation of Earnings (Loss) Per Share.
              27.1 - Financial Data Schedule.
    (b)  Reports on Form 8-K.

    During the quarter ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Macrovision Corporation

Date:  August 13, 1997           By:  /s/  William A. Krepick
                                 ----------------------------------------------
                                      William A. Krepick,
                                      President and Chief Operating Officer


Date:  August 13, 1997           By:  /s/  Victor A. Viegas
                                 ----------------------------------------------
                                     Victor A. Viegas,
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer