Form 10QSB
period 1997-09-30
MACROVISION CORP
filed 1997-11-14
CIK 1027443

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X    No
           -------    -------

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____ No ____


                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                    Outstanding as of October 31, 1997

Common Stock                             7,204,414


Transitional Small Business Disclosure Format (check one):

Yes      No   X
    ----    ----

                               MACROVISION CORPORATION

                                     FORM 10-QSB

                                        INDEX




PART I.  FINANCIAL INFORMATION                                                            Page
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
             as of September 30, 1997 (unaudited) and December 31, 1996 ...............    4

          Condensed Consolidated Statements of Operations (unaudited)
            for the Three Months Ended September 30, 1997 and 1996, and
            Nine Months Ended September 30, 1997 and 1996 ............................     5

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Nine Months Ended September 30, 1997 and 1996.....................     6

          Notes to Condensed Consolidated Financial Statements........................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ......................................................     9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................................    13

Item 2-3  Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders ........................    13

Item 5.   Other Information ..........................................................    13

Item 6.   Exhibits and Reports on Form 8-K ...........................................    13

Signatures............................................................................    14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      MACROVISION CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)


                                                      September 30,   December 31,
                                                          1997           1996
                                                      -------------   -----------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $  4,689       $  2,409
  Short-term investments                                  12,185              -
  Accounts receivable, less allowance for doubtful
    accounts of $465 and $267                              4,295          3,376
  Inventories                                                639            550
  Deferred tax assets                                      1,709            929
  Prepaid expenses and other assets                          599            186
                                                       ----------     ----------
     Total current assets                                 24,116          7,450

Property and equipment, net                                1,838          2,017
Patents and other intangibles, net                         1,064          1,161
Other assets                                               1,322          1,325
                                                       ----------     ----------
                                                        $ 28,340      $  11,953
                                                       ----------     ----------
                                                       ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    662       $  1,073
  Accrued expenses                                         2,130          2,713
  Deferred revenue                                         1,802            749
  Income taxes payable                                     1,190            585
  Current portion of capital lease                           107            105
                                                       ----------     ----------
     Total current liabilities                             5,891          5,225

Capital lease liability                                      216            296
Deferred tax liabilities                                     351            360
                                                       ----------     ----------
   TOTAL LIABILITIES                                       6,458          5,881
Stockholders' equity:
   Preferred stock                                             -              1
   Common stock                                                7              4
   Additional paid-in capital                             23,045          9,530
   Stockholders note receivable                             (131)          (157)
   Deferred stock compensation                              (132)          (240)
   Accumulated deficit                                      (728)        (2,931)
   Accumulated translation adjustment                       (184)          (135)
   Unrealized gain on investments                              5              -
                                                       ----------     ----------
   TOTAL STOCKHOLDERS' EQUITY                             21,882          6,072
                                                       ----------     ----------
                                                        $ 28,340      $  11,953
                                                       ----------     ----------
                                                       ----------     ----------

See the accompanying notes to these condensed consolidated financial statements.

                       MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except per share data)
                                      Unaudited

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1997           1996          1997          1996
                                                              ----------     ---------     ----------    ----------
Net revenues                                                  $  5,040       $  4,380      $  14,326     $  11,700

Costs and expenses:
  Cost of revenues                                                 444            525          1,822         1,826
  Research and development                                         549            594          1,622         1,915
  Selling and marketing                                          1,472          1,280          4,398         3,817
  General and administrative                                     1,021          1,016          2,918         2,492
                                                              ----------     ---------     ----------    ----------

      Total costs and expenses                                   3,486          3,415         10,760        10,050
                                                              ----------     ---------     ----------    ----------

Operating income from continuing operations                      1,554            965          3,566         1,650
Interest and other income, net                                     138            (13)           311          (242)
                                                              ----------     ---------     ----------    ----------
       Income from continuing operations before
          income taxes                                           1,692            952          3,877         1,408
Provision for income taxes                                         644            331          1,518           585
                                                              ----------     ---------     ----------    ----------

       Net income from continuing operations                     1,048            621          2,359           823
Loss from discontinued operations, net                               -              -              -           827
                                                              ----------     ---------     ----------    ----------

       Net income (loss)                                      $  1,048       $    621      $   2,359     $      (4)
                                                              ----------     ---------     ----------    ----------
                                                              ----------     ---------     ----------    ----------
Computation of earnings per share:
  Net income from continuing operations                       $  1,048       $    621      $   2,359     $     823
  Preferred stock dividends                                          -           (176)          (156)         (401)
                                                              ----------     ---------     ----------    ----------

  Adjusted net income from continuing operations                 1,048            445          2,203           422
  Discontinued operations                                            -              -              -          (827)
                                                              ----------     ---------     ----------    ----------

  Earnings (loss) applicable to common stock                  $  1,048       $    445      $   2,203     $    (405)
                                                              ----------     ---------     ----------    ----------
                                                              ----------     ---------     ----------    ----------
Earnings (loss) per share:
  Continuing operations                                       $   0.14       $   0.10      $    0.33     $    0.10
  Discontinued operations                                            -              -              -         (0.19)
                                                              ----------     ---------     ----------    ----------

       Net Income (loss)                                      $   0.14       $   0.10      $    0.33     $   (0.09)
                                                              ----------     ---------     ----------    ----------
                                                              ----------     ---------     ----------    ----------

Shares used in computing earnings per share                      7,675          4,358          6,717         4,351

See the accompanying notes to these condensed consolidated financial statements.

                      MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      Unaudited

                                                          Nine Months Ended
                                                             September 30,
                                                          1997           1996
                                                       ----------     ---------
Net cash provided by operating activities               $  2,184       $    675

Cash flows from investing activities:
   Purchases of short-term investments                   (12,180)             -
   Sales of short-term investments                             -          1,200
   Investment in related party                              (792)             -
   Receivable from related party                               -           (295)
   Acquisition of property and equipment                    (484)          (346)
   Payments for patents and other intangibles               (223)          (296)
   Other, net                                                (77)           (61)
                                                       ----------     ---------
         Net cash (used in) provided by
            investing activities                         (13,756)           202

Cash flows from financing activities:
   Payments on capital lease obligations                     (78)           (92)
   Payments on long-term debt                                  -           (696)
   Proceeds from issuance of common stock, net            14,060            125
   Proceeds from stockholder receivable                       26              -
   Payments of deferred offering costs                         -           (211)
   Cash dividends                                           (156)          (225)
                                                       ----------     ---------

         Net cash provided by (used in)
            financing activities                          13,852         (1,099)
                                                       ----------     ---------

Net increase (decrease) in cash and cash equivalents       2,280           (222)
Cash and cash equivalents at beginning of period           2,409          2,286
                                                       ----------     ---------

Cash and cash equivalents at end of period              $  4,689       $  2,064
                                                       ----------     ---------
                                                       ----------     ---------

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

                                                           Gross
     (In thousands)                   Amortized Cost   Unrealized Gain    Fair Value
                                      --------------   ---------------    ----------

     Government Bonds                    $  8,207           $   5           $  8,212
     Auction rate preferred stock           2,000               -              2,000
     Government agency securities           1,973               -              1,973
                                         --------           -----           --------
                                         $ 12,180           $   5           $ 12,185

NOTE 3 - SHARES ISSUED UNDER STOCK PURCHASE PLAN AND EXCERCISE OF OPTIONS

During the quarter ended September 30, 1997, the Company issued 11,645 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $89,000. Also during the quarter ended September 30, 1997, the Company issued 33,531 shares of common stock and received proceeds of approximately $83,000 associated with the exercise of stock options.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following:

                                  September 30,          December 31,
     (In thousands)                   1997                  1996
                                  -----------------------------------

     Raw materials                 $    353               $    260
     Work-in-process                    106                     73
     Finished goods                     180                    217
                                  -----------------------------------
                                   $    639               $    550
                                  -----------------------------------
                                  -----------------------------------

NOTE 5 - NET EARNINGS (LOSS) PER SHARE

Net earnings (loss) per share for the periods presented was determined using the weighted average number of shares of common stock and dilutive common equivalent
shares from stock options using the treasury stock method.   Pursuant to the
rules of the SEC all common and common equivalent shares issued within 12 months of the initial filing of the registration statement have been included in the computation of net earnings (loss) per share for the three and nine month periods ended September 30. 1996 as if they had been outstanding for the entire period.

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

NOTE 8 - INVESTMENT IN COMMAND AUDIO CORPORATION (CAC)

The Company has recorded its investment in CAC based upon its historical cost adjusted for losses incurred by CAC. The Company intends to hold this investment for the long-term and monitors the recoverability of this investment based on management's estimates of the fair value of CAC based on the achievements of milestones specified in CAC's business plan and third-party financing. The investment is classified in other assets in the accompanying condensed consolidated balance sheets in the amount of $357,000 and $1,149,000 as of December 31, 1996 and September 30, 1997, respectively.




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

OVERVIEW

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consists of licensing fees for videocassette and DVD copy protection, licensing of digital Pay-Per-View copy protection, licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television system operators, law enforcement agencies, television broadcasters, private analog satellite networks and in its licensing of CineGuard motion picture theaters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES

Consolidated net revenues for the third quarter of 1997 increased to $5.0 million or 15% from $4.4 million in the third quarter of 1996. Revenues in the Copy Protection group increased 32% to $4.6 million from $3.5 million and revenues in the Video Scrambling group decreased 57% to $340,000 from $787,000. Revenues in the Copy Protection group during the third quarter of 1997 included revenues from packaged media of $3.8 million which was 28% or $824,000 higher than the third quarter of 1996. This was due in part to the higher number of copy protected videos and DVDs produced during the third quarter of 1997 as compared to the third quarter of 1996. Increased revenues in the Copy Protection group were also due to DVD copy protection royalty revenue from replication of DVDs and license fees from PC subassembly manufacturers, which revenue did not exist in the third quarter of 1996. Revenues from the other component of Copy Protection, Pay Per View, increased to $838,000 which was 57% or $305,000 higher than the third quarter of 1996. Revenue growth in the Pay Per View area was primarily due to an increase in system operator license fees and an increased number of set top boxes employing the Company's technology shipped by manufacturers during the quarter. Revenues in the Video Scrambling group during the third quarter of 1997 included revenues from scrambling equipment of $64,000 which was 85% or $356,000 lower than the third quarter of 1996. This was due in part to the lack of orders for VES products from various government law enforcement agencies. The analog decoding component of Video Scrambling also saw a decrease in revenue of $91,000 to $276,000 from $367,000 in the third quarter of 1996 due primarily to the Southeast Asian financial crises which has delayed expected cable TV system upgrades and therefore our licensees' ability to sell addressable set-top converters which include the Company's PhaseKrypt TM scrambling technology.

GROSS MARGIN

Gross margin for the third quarter of 1997 was 91% compared to 88% for the third quarter of 1996. The Company's gross margin is influenced by the sales mix which in the third quarter of 1997 benefited from increased license fees and higher margined home video royalties versus lower margin product sales. Cost of sales includes items such as product costs, duplicator fees, patent amortization and mastering costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased by $45,000 or 8% in the third quarter of 1997 compared to the third quarter of 1996 primarily due to a reduction in consulting fees and engineering supplies associated with the completion of the VES-TM product during 1996.

SELLING & MARKETING

Selling and marketing expenses increased by $192,000 or 15% in the third quarter of 1997compared to the third quarter of 1996 primarily due to increased sales efforts in Pay Per View and Video Scrambling business.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased by $5,000 or 1% in the third quarter of 1997 compared to the third quarter of 1996 as increased legal expenses and expenses associated with an increase in the number of employees in support of the Company's growing business were offset from the reversal of reserves permitted under a favorable judicial ruling in a tax case.

INTEREST AND OTHER EXPENSE

Other income during the third quarter of 1997 benefited from interest income earned on the invested proceeds from the Company's initial public offering ("IPO"). The third quarter of 1996 included interest expense on the Company's convertible debt which was converted into preferred stock during the third quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 38% and 35% from continuing operations for the three months ended September 30, 1997 and 1996, respectively. The higher rate for 1997 was due to higher foreign taxes related to income in the quarter.

NET INCOME (LOSS)

Net income from operations for the third quarter of 1997 was $1,048,000 compared to $621,000 in the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES

Consolidated net revenues for the first nine months of 1997 increased to $14.3 million or 22% from $11.7 million in the first nine months of 1996. Revenues in the Copy Protection group increased 19% to $12.2 million from $10.3 million and revenues in the Video Scrambling group increased 50% to $2.0 million from $1.3 million. Revenues in the Copy Protection group during the first nine months of 1997 included higher revenues from packaged media due in part to higher videocassette and DVD royalties and DVD license fees during the period as compared to the first nine months of 1996. During 1997, the Company recorded its first DVD copy protection royalty revenue from replication of DVDs and license fees from PC subassembly manufacturers. Revenues fromthe other component of Copy Protection,Pay Per View,was 119% or $1.4 million higher in the first nine months of 1997 than the comparable period of 1996. Revenue growth in the Pay Per View area is primarily due to an increase in system operator license fees and an increased number of set top boxes shipped during the period. In the Video Scrambling Group, Video System's revenues were $77,000 or 11% lower during the nine months ended September 30, 1997 compared to nine months ended September 30, 1996 as a result of lower shipments of the VES-TM product and the introduction of new products, the VES-MX and VES-TL. In the first nine months of 1997, revenues from the analog decoding component of Video Scrambling increased 127% or $735,000 compared to the first nine months of 1996 resulting from business in South America and Southeast Asia.

GROSS MARGIN

Gross margin for the nine months ended September 30, 1997 was 87% compared to 84% for the comparable period of 1996. The Company's gross margin is influenced by the sales mix which in 1997 benefited from increased license fees and higher margin royalty based revenue versus lower margin product sales. Cost of sales includes items such as product costs, duplicator fees, patent amortization and mastering costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased by $293,000 or 15% during the first nine months of 1997 compared to the same period in 1996 primarily due to a reduction in the number of employees, consulting fees and engineering supplies associated with the completion of the VES-TM product during 1996.

SELLING & MARKETING

Selling and marketing expenses increased by $581,000 or 15% during the first nine months of 1997 compared to the same period in 1996 primarily due to increased sales and marketing efforts in Pay Per View and Video Scrambling.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased by $426,000 or 17% during the first nine months of 1997 compared to the same period in 1996 primarily due to legal expenses, bad debt provisions, an increase in the number of employees,
expenses associated with being a public company, and   support for the growing
businesses of Pay Per View, DVD and Video Scrambling.

INTEREST AND OTHER EXPENSE

Other income during the first nine months of 1997 benefited from interest income earned on the IPO proceeds. The first nine months of 1996 included interest expense on the Company's convertible debt which was converted into preferred stock during the third quarter of 1996.

PROVISION FOR INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 39% and 42% from continuing operations for the nine months ended September 30, 1997 and 1996, respectively. The higher rate for 1996 was due to higher taxes on increased foreign income in the first nine months of 1996, while the lower rate for 1997 is due in part to tax-exempt interest earned on the proceeds of the IPO.

NET INCOME (LOSS)

Net income from continuing operations for the nine months ended September 30, 1997 was $2.4 million compared to $823,000 for the first nine months of 1996.

Net income for the first nine months of 1997 was $2.4 million compared to a loss of $4,000 which included the loss from the discontinued operations of Command Audio Corporation.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from cash generated by operations, principally by its videocassette copy protection business. The Company's operating activities provided net cash of $2,184,000 and $675,000 for the nine months ending September 30, 1997 and 1996, respectively. In each of these periods, net cash was provided primarily by net income from continuing operations and an increase in deferred revenue and income taxes payable partially offset by increases in accounts receivable and deferred taxes, with discontinued operations primarily creating the usage in 1996.

The Company made capital expenditures of $484,000 and $346,000 in the first nine months ending September 30, 1997 and 1996, respectively. The Company also paid $223,000 and $296,000 in the nine months ended September 30, 1997 and 1996, respectively, for costs associated with obtaining patents and other intangibles. The proceeds from the IPO have been invested in various cash equivalents and short term securities.

During the three months ended September 30, 1997, the Company invested $545,000 in Command Audio Corporation (CAC) maintaining its 19.8% ownership in CAC in connection with a round of external third-party financing obtained by CAC. The Company intends to hold this investment for the long-term and monitors the recoverability of this investment based on management's estimates of the fair value of CAC based on the achievement of milestones specified in CAC's business plan as well as new third party financing rounds. The Company accounts for the investment in CAC by the cost method. The Company is obligated to make an additional equity investment in CAC in the amount of $1,188,000 upon the future achievement of certain business milestones. The Company does not exert any material influence over the financial and operating policies of CAC.

The Company believes that the net proceeds of its initial public offering, together with available funds and cash flows generated from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

The Company paid interest of $9,000 and $281,000 in the nine months ended September 30, 1997 and 1996, respectively. The interest expense paid in 1996 was primarily from the Company's payments on its convertible debt that was converted into preferred stock during the third quarter of 1996. The Company paid $1,494,000 and $532,000 in taxes for the nine months ended September 30, 1997 and 1996, respectively.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal quarter ended September 30, 1997, there were no submission of matters to the vote of security holders.

ITEM 5 - OTHER INFORMATION.

     ITEM 5.1 - In July 1997, the Board of Directors approved an amendment to the Company's bylaws to allow for not less than five nor more than nine members of the board setting the current number at six. The Board also elected Tom Wertheimer, as a director, and appointed him to serve on the Audit and Compensation Committees of the Board.

     ITEM 5.2 - In September 1997, Macrovision entered into an agreement with Digimarc Corporation to develop a joint plan for addressing the digital copyright issues associated with the Digital Versatile Disc (DVD) platform and other digital distribution media. Digimarc and Macrovision submitted their digital media copyright protection solution in response to a call for proposals from the Copy Protection Technical Working Group (CPTWG), an ad hoc industry group comprised of Hollywood studios, consumer electronics manufacturers, PC hardware and software companies, and suppliers to these groups. This jointly developed technology will have the capability to protect Hollywood movies and other video content from indiscriminate copying on future digital recording devices. In August 1997, the Company also entered into negotiations to make an equity investment in Digimarc. The Company has committed to investing, at a future date upon the occurrence of certain events, a minimum amount between $1 million to $1.5 million in exchange for shares of Digimarc's preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
             11.1 - Schedule of Computation of Earnings (Loss) Per Share.
             27.1 - Financial Data Schedule.
     (a)  Reports on Form 8-K.

     During the quarter ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Macrovision Corporation

Date:   November 14, 1997        By:  /S/  William A. Krepick
      ----------------------         ----------------------------------
                                     William A. Krepick, President and
                                     Chief Operating Officer


Date:   November 14, 1997        By:  /S/  Victor A. Viegas
      ----------------------         ----------------------------------
                                     Victor A. Viegas, Vice President,
                                     Finance and Administration and Chief
                                     Financial Officer