Form 10KSB40
period 1997-12-31
MACROVISION CORP
filed 1998-03-30
CIK 1027443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-22023

                            MACROVISION CORPORATION
                 (Name of small business issuer in its charter)

                    DELAWARE                                         77-0156161
          (State or other jurisdiction                            (I.R.S. Employer
       of incorporation or organization)                       Identification Number)

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

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE.

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: COMMON
                            STOCK, $0.001 PAR VALUE.

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes ___ No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Transitional Small Business Disclosure Format (check one):

                                 Yes ___ No ___

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Outstanding as of March 20,
Title                      1998

Common Stock               7,271,866

    The Registrant's revenues for the fiscal year ended December 31, 1997 totaled $20,340,076.

    As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $116,071,000.

    Documents incorporated by reference: Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 20, 1998 is incorporated by reference to Part III of the Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MACROVISION CORPORATION
                                  FORM 10-KSB
                                     INDEX

                                              PART I

ITEM 1.    Description of Business.....................................................          3
ITEM 2.    Description of Facilities...................................................         28
ITEM 3.    Legal Proceedings...........................................................         29
ITEM 4.    Submission of Matters to a Vote of Security Holders.........................         29

                                             PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters....................         29
ITEM 6.    Management's Discussion and Analysis of Financial Conditions and Results of
             Operations................................................................         30
ITEM 7.    Consolidated Financial Statements...........................................         36
ITEM 8.    Changes In and Disagreements with Accountants on Accounting and Financial
             Disclosures...............................................................         36

                                             PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance
             with Section 16(a) of the Exchange Act....................................         36
ITEM 10.   Executive Compensation......................................................         36
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management..............         36
ITEM 12.   Certain Relationships and Related Transactions..............................         36
ITEM 13.   Exhibits, Lists and Reports on Form 8-K.....................................         36

    THIS ANNUAL REPORT ON FORM 10-KSB FOR MACROVISION CORPORATION ("MACROVISION" OR THE "COMPANY" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE ANY SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "BUSINESS--FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               CORPORATE OVERVIEW

    The Company was incorporated in California in January 1983. It operated as a corporation until 1985 and as a limited partnership from 1985 until its incorporation as Macrovision Corporation in 1987. The Company reincorporated in Delaware in February 1997. As used in this Form 10-KSB, references to the "Company" and "Macrovision" refer to Macrovision Corporation, its predecessors and its consolidated subsidiaries. The Company's principal executive offices are located at 1341 Orleans Drive, Sunnyvale, California 94089. The Company's telephone number is (408) 743-8600.

    Macrovision-Registered Trademark-, PhaseKrypt-Registered Trademark- and Protecting Your Image-Registered Trademark- are registered trademarks of the Company. CineGuard-TM-, Colorstripe-TM-, StarShaker-TM-, VES-TM- and VES-TM-TM-are trademarks of the Company. All other trademarks or trade names referred to in this Report are the property of their respective owners.

    The Company's Board of Directors approved a 1 for 1.8 reverse stock split of common and preferred stock, $.001 par value per share which became effective February 26, 1997. The accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

    On March 12, 1997, the Company consummated an initial public offering ("IPO" or the "Offering") of 2,350,000 shares of its Common Stock at a price of $9.00 per share, of which 1,434,016 shares were issued and sold by the Company and 915,984 shares were sold by selling stockholders of the Company. The net proceeds to the Company from the Offering, after underwriting discounts and commissions and other expenses of the Offering, were approximately $10.4 million. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders. On April 16, 1997, the Underwriters exercised their option pursuant to the offering and purchased an additional 330,000 shares of Common Stock at a price of $9.00 per share. The net proceeds to the Company from the Option, after underwriting discounts and commissions and other expenses of the Offering, were approximately $2.7 million.

                                    BUSINESS

    The Company designs, develops and markets video security technologies and products that provide copy protection and video scrambling for motion pictures and other proprietary video materials that are stored on videocassettes, digital versatile discs or digital video discs ("DVDs") or other media or are transmitted by means of cable, satellite or microwave transmission. The Company's two primary technologies, copy protection and video scrambling, are distinct in their application, but can be complementary in their ability to protect copyright holders' video programming.

    The Company's copy protection technologies enable consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital Pay-Per-View ("PPV") programs via cable and satellite, but deter unauthorized consumer copying of such programming. The Company believes that approximately one-third of all commercial videocassettes produced worldwide during 1997 were copy protected, and that substantially all of those copy protected videocassettes incorporated the Company's technology. All of the Motion Picture Association of America ("MPAA") studios, including Disney, Fox and Universal, have used the Company's copy protection technology to protect some or all of their videocassettes in one or more countries around the world. The Company believes that its video copy protection technologies are accepted as the DE FACTO standard for consumer copy protection. The Company has developed an enhanced version of its videocassette copy protection technology for the DVD format and for digital PPV networks.

    The Company's video scrambling technologies are used by cable and satellite television system operators in connection with cable delivered subscription television ("Pay TV") and analog PPV programming, as well as by businesses, governments and other organizations to provide for the secure transmission of video signals. Another application of the Company's video scrambling technology is the Company's CineGuard program, a theatrical exhibition alternative in which motion pictures are recorded in a scrambled state on Super VHS videocassettes and distributed primarily to small theaters in rural towns in international markets.

INDUSTRY BACKGROUND

    Motion picture studios generally release major motion pictures to various venues (E.G., theaters, hotels/airlines or home video) in a series of "release windows" in order to maximize revenues from each venue. These release windows in the United States by venue and annual revenue in 1997, as estimated by entertainment media analyst Paul Kagan Associates, Inc. ("Paul Kagan") are Theatrical Box Office (month 0 to month 4 ) $3.1 billion; Home Video (month 4 to over month 15) $4.9 billion; Pay-Per-View (month 6 to month 8) $279 million and Subscription TV (month 8 to month 11) $1.4 billion.

    In the past few years, home video has surpassed the theatrical box office as the largest source of revenues for the motion picture industry. With production costs continually growing, studio profitability has become increasingly dependent on the development of new venues, such as home video and digital PPV. Theatrical box office release in foreign countries generally follows theatrical box office release in the United States by at least four months. In foreign countries, PPV releases generally follow home video release in a particular foreign country by approximately six months followed by PayTV six months later.

    COPY PROTECTION

    Copyright holders wish to maximize the economic value from each feature film or other video program over its copyright life, currently 75 years. When consumers make copies of motion pictures, whether from hotel, airline, home video or PPV releases, independent studies show that studios and video retailers lose video sales and rental revenues. Paul Kagan estimates that 34.8 million households in the United States (approximately 43% of all households with VCRs) owned two or more videocassette recorders in December 1997, and thus were capable of making unauthorized copies of prerecorded videocassettes. Based on a 1996 Macrovision-sponsored national survey, the Company estimates that consumer video piracy costs the industry approximately $370 million in annual lost revenues. To protect their revenues in the home video and subsequent release venues, many studios are attempting to prevent unauthorized copies of motion pictures from entering the marketplace. Other copyright holders, such as independent video producers, governments, businesses and institutions, also benefit from preventing unauthorized copying of special interest, educational and other prerecorded video programming.

    Emerging trends in the PPV market are also increasing the need for effective copy protection technologies. PPV television, which enables consumers to view motion pictures and other programming in their homes via their existing cable or satellite television systems for an additional fee for each viewing, has generated to date only a small fraction of the revenues generated by home video. However, motion picture studios typically receive revenue each time a consumer views a motion picture on PPV, which results in higher profit margins than home video, for example, where the studios generate revenues only from the one-time sale of videocassettes except for a some revenue sharing activities. Analog cable television systems provide few PPV channels, which limits the number of available motion pictures and the frequency of viewing times. In addition, the studios, in an effort to protect their home video revenues, typically release a motion picture on PPV one to three months after it is released on videocassette. Digital PPV, however, provides consumers with the benefits of more channels, a greater variety of motion pictures and more frequent motion picture viewing times. However, viewers can copy PPV motion pictures in their homes with a single VCR. When the transmission is digital, copy quality is better than that of copies made from videocassettes or analog cable television. It is not economically feasible to retrofit the analog cable television systems currently in place in the United States with copy protection technology. As a result, the opportunity to introduce effective copy protection for PPV is expected to grow only to the extent that digital PPV replaces existing analog PPV systems.

    DVD hardware and media became commercially available in the United States in 1997 as approximately 300,000 DVD players have been shipped by manufacturers as of December 31, 1997. The introduction of DVDs presents serious concerns to the studios. Without effective copy protection, any one of the approximately 425 million VCRs throughout the world, when combined with a DVD player, can make unlimited videocassette copies of a non-copy protected DVD that are nearly equal in quality to a professionally prerecorded videocassette. Because of their superior picture quality, lower manufacturing cost, relative ease of use and smaller size, DVDs are expected to supplant videocassettes over time as the preferred home video distribution medium. As a result, the need for reliable copy protection is expected to become more important as DVDs become more readily available.

    VIDEO SCRAMBLING

    Cable and satellite television system operators require secure video scrambling technology to prevent unauthorized viewing of PPV and Pay TV programming. Unauthorized or "pirate" descramblers for existing analog PPV and Pay TV scrambling systems are readily available to consumers at low cost, allowing them to view programming without paying the system operator. Based on a 1992 survey of cable television system operators, the National Cable Television Association's Office of Cable Signal Theft reported that unauthorized viewing of cable television premium channels and PPV translated into an estimated $4.7 billion per year in potentially lost revenues to system operators and motion picture studios. However, the substantial installed base of analog set-top decoders makes the cost of providing a new, more secure analog scrambling system in the United States prohibitive.

    Although system operators in the United States and Western Europe are upgrading their networks with digital compression, analog cable and microwave Pay TV systems continue to be built, particularly in developing countries, because analog systems are far less expensive to build than digital systems and these emerging markets do not require the range of programming and channel capacity that digital compression provides. Industry publications have projected that the market for addressable analog Pay TV decoders will be approximately $2 billion annually by the year 2000. MPAA studios are increasingly requiring international cable operators to install effective and secure scrambling systems as a precondition to receiving their motion pictures. International system operators now offer premium and PPV channels that require new addressable analog systems that provide security against signal theft, are cost effective, can support a variety of program tiers and can be authorized remotely by the system operator.

THE MACROVISION SOLUTION

    Macrovision offers copy protection and video scrambling technologies and products that address the video security needs of motion picture studios and other copyright holders, program distributors, cable and satellite Pay TV and PPV system operators, governments, businesses and equipment manufacturers.

    COPY PROTECTION

    The Company's copy protection technologies allow consumers to view programming stored on prerecorded videocassettes or DVDs or transmitted as digital PPV programs via cable or satellite, but deter unauthorized consumer copying of such programming. Videocassettes are encoded with the Company's copy protection process as they are manufactured. In digital PPV and DVD applications, the Company's copy protection is activated by a copy protection signal generator circuit embedded within the cable or satellite digital set-top decoder or the DVD player.

    VIDEO SCRAMBLING

    The Company's video scrambling technologies prevent unauthorized viewing of video programming unless the viewer has paid for, or otherwise has been granted, the right to view such programming. The video signals are scrambled using a combination of analog video scrambling and digital encryption. This provides a high level of security against signal theft while maintaining low decoder cost. For cable television applications of the Company's PhaseKrypt technology, the cost of decoding the scrambled picture is minimized by using a secure analog technology that partially relies on the electronics of the television set to make the image viewable. The Company has also developed products implementing other video scrambling technologies that serve growing niche markets, such as law enforcement and private networks.

THE MACROVISION STRATEGY

    The Company is dedicated to providing advanced video security technologies and products to its customers. The Company intends to maintain and enhance its position as a leading provider of these technologies and products by focusing on the following key strategies:

    PURSUE ROYALTY-BASED LICENSING MODEL. The Company is pursuing a royalty-based licensing model that results in a high margin, transaction-oriented business with recurring revenues. As the sole provider of copy protection for prerecorded videocassettes to the MPAA studios, the Company typically licenses its technology pursuant to volume-based pricing schedules. Royalties and other fees are currently paid by copyright holders, commercial duplicators, hardware manufacturers and program distributors. The Company intends whenever feasible to continue to license its technologies to third parties for volume or transaction-based royalties and fees.

    LEVERAGE KEY CUSTOMER RELATIONSHIPS. Over the past ten years, the Company has developed strong relationships with its customers, including the major Hollywood studios and key members of the video duplication industry, as well as the cable and satellite television system operators and the equipment manufacturers that serve these customers. The Company attempts to develop strategic relationships with its customers, to broaden the use of existing applications for its technologies and to enhance the security of its customers' video properties.

    INCREASE MARKET PENETRATION OF COPY PROTECTION BUSINESS. The Company estimates that it has penetrated approximately one-third of the worldwide videocassette copy protection market, which leaves a large potential opportunity, even as digital PPV and DVDs begin to displace analog videocassettes. The Company licenses its technology to DVD hardware manufacturers and provides favorable terms to the DVD manufacturers who ensure that their new VCRs respond to copy protected video signals. The Company intends to make its copy protection technology available and affordable to all video copyright holders in all prerecorded packaged media and digital PPV venues and seeks to have its technology specified by all PPV system operators, digital set-top decoder manufacturers and DVD hardware manufacturers.

    DEVELOP NEW PRODUCT APPLICATIONS AND TECHNOLOGIES. The Company intends to continue to expand the applications for its copy protection and video scrambling technologies as they apply to current as well as new markets. The Company intends to expand its technological base, either through internal development or potential acquisitions. The Company has recently concluded two separate Joint Marketing and Development Agreements with Digimarc Corp., (Portland, OR) in August 1997 and C-Dilla, Ltd. (Woodley, UK) in February 1998 to develop products aimed at digital-to-digital copy protection for DVDs and CD-ROM copy protection. (See section on Investments)

    PROTECT PATENT POSITION. The Company believes that its future success will depend, in part, on the continued protection of its proprietary technologies. The Company has obtained patents to protect its copy protection and video scrambling technologies and intends to continue to pursue patent protection aggressively. The Company has invested substantial resources in developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent the Company's consumer copy protection technologies. The Company uses these patents to limit the proliferation of such devices and has initiated a number of actions relating to infringement of these patents. The Company intends to continue to protect and defend its patented technologies aggressively through both further technological innovation and legal action.

MACROVISION'S BUSINESS, LICENSED TECHNOLOGIES AND PRODUCTS

    The Company's technologies are either licensed or sold, depending upon the particular application or product. For videocassette copy protection, copyright holders and licensed duplicators typically pay the Company a per unit licensing fee for the right to apply the Company's technology. In addition, copyright holders typically pay the Company a per unit license fee to apply copy protection to DVDs. For digital PPV, cable and satellite television system operators pay the Company a one-time license fee for the right to incorporate the Company's copy protection technology into their networks and have entered into agreements with the Company pursuant to which the Company is entitled to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated. Set-top decoder manufacturers also license the Company's copy protection and video scrambling technologies for an up-front fee and a per unit hardware royalty. In addition, semiconductor manufacturers pay the Company a small one-time service fee for the right to embed the Company's copy protection technologies in integrated circuits for set-top decoders. For the DVD market, the Company offers licenses to consumer electronics and personal computer manufacturers and for rights owners follows a business model using media-based royalties similar to that for its videocassette copy protection business. The Company also sells a line of products based on its various video scrambling technologies for applications in television broadcasting and niche markets such as law enforcement and private networks.

    COPY PROTECTION

    The Company's copy protection technologies are designed to allow motion picture studios and other copyright holders to protect their copyrighted and proprietary video material from unauthorized consumer copying. The Company's copy protection technologies for videocassettes and DVDs generally are priced as low as a few pennies per unit, depending upon such factors as the term of the contract and the annual volume commitment made by the copyright holder. The Company believes that copyright holders justify the decision to pay for the Company's technology through a combination of increased videocassette sales, increased revenues from downstream venues, stronger relationships with retailers and a favorable return on investment compared to equivalent advertising expenditures.

    The Company's copy protection technology is "applied" electronically to videocassettes at the time of duplication at over 230 commercial duplication facilities in 34 countries. Company-owned copy protection equipment is installed and maintained by the Company in each duplication facility. The Company licenses commercial duplicators to act as distributors and sales agents in return for a share of the copy protection fees duplicators receive from their customers. In cases in which the rights owner licenses the technology directly from the Company, the Company pays service fees to the commercial duplicators. The Company's copy protection technology has been applied to more than 2 billion videocassettes worldwide since 1985, and was applied to more than 400 million videocassettes in 1997. All MPAA studios use the Company's copy protection technologies to protect some or all of their videocassettes in one or more countries around the world. In 1997 and 1996, three of these studios applied the Company's technology to a majority of all videocassettes they produced. In addition, the Company believes that more than 1,500 corporate, educational and special interest copyright holders have contracted with the Company's licensed duplicators to apply the Company's copy protection process to their videocassettes.

    The Company has developed an enhanced version of its videocassette copy protection technology for the DVD format and for the digital PPV networks that are being developed and deployed by direct broadcast satellite and cable television operators. This enhanced copy protection technology is "applied" by an integrated circuit that is embedded within the DVD player or digital set-top decoder and that can later be activated by copy protection control codes in the video program or PPV network access control system. Upon activation, the embedded integrated circuit generates the Company's copy protection signal and applies it to the program material at the analog output port of the DVD player or digital set-top decoder. This copy protection signal inhibits consumers from using a DVD player or a digital set-top decoder to make commercial quality videocassette copies of the DVD or PPV program.

    The Company has licensed its copy protection technology for digital PPV to 40 set-top decoder manufacturers and thirteen digital PPV system operators. As of December 31, 1997, four digital PPV program providers in Japan have activated copy protection for digital PPV programming. The Company's copy protection technology is embedded in approximately seven million digital set-top decoders currently in use in the United States, Japan, Europe and a number of countries in Latin America, for which the Company has received license fees and royalties from the digital set-top decoder manufacturers.

    In October 1996, a multi-industry technical working group comprised of major motion picture studios, consumer electronics manufacturers and personal computer hardware and software companies adopted a set of copy protection principles that established prerequisites for commercial availability of DVD hardware and media. The Company believes that its copy protection technology is currently the only digital-to-analog copy protection solution that satisfies these principles. To date, 76 companies that manufacture DVD-video players and DVD-Rom drives have signed agreements with the Company to incorporate the Company's DVD copy protection technology in their hardware.

    Consumers routinely make videocassette copies of premium cable television and free television broadcasts. The Company does not license its technology for use in deterring consumer copying of such programming.

    Copy protection products represented 85.6% and 87.5% of the Company's net revenues in 1997 and 1996, respectively.

    VIDEO SCRAMBLING

    The Company's video scrambling technologies are used to prevent unauthorized viewing of video content during transmission from one location to another location(s). These technologies are used in PPV, Pay TV, business television, private networks, broadcast television and government, military and law enforcement markets.

    The Company's PhaseKrypt video scrambling technology is a relatively secure, easy to use, low cost alternative to other widely used analog scrambling systems. PhaseKrypt is intended for use in Pay TV and PPV applications in developing cable television markets such as South America, South Korea, Taiwan, the People's Republic of China and the Philippines. Analog set-top decoder manufacturers either license PhaseKrypt for an up-front fee and a per unit hardware royalty or purchase encoder hardware and decoder components from the Company. Cable television operators purchase PhaseKrypt-enabled set-top decoders and encoder hardware from Macrovision licensees for installation in their systems.

    The Company's video encryption system ("VES") technology is incorporated into a variety of professional and near-professional broadcast quality scrambling products that the Company sells rather than licenses. One of the VES systems is a professional, broadcast-quality video scrambling system that is available in NTSC and PAL versions. Primary applications include broadcast television distribution to network affiliate stations and retransmission facilities, programming delivery to cable television head-ends, programming contribution circuits and backhauls. The Company has also developed two miniaturized DC-powered scrambling systems that are used primarily for covert law enforcement, military surveillance and broadcast television news gathering applications. A miniaturized multiplexer product is also available that combines two video signals for transmission over single channel video links.

    Video scrambling products represented 13.5% and 12.1% of the Company's net revenues in 1997 and 1996, respectively.

    CINEGUARD

    CineGuard utilizes the Company's PhaseKrypt video scrambling technology to distribute motion pictures on Super VHS videocassettes primarily to small theaters in rural towns in international markets. The Company's PhaseKrypt technology allows motion pictures to be recorded on videocassettes in a scrambled state and descrambled by the Company's decoder integrated into the video projector located at the CineGuard theater. This deters unauthorized parties from copying the motion picture from the videocassette. As a result, studios would be able to distribute motion pictures to small theaters concurrently with their release to major film exhibitors at a cost of approximately $40 per videocassette compared to approximately $1,500 for a film print. In 1997, the Company discontinued its CineGuard operations in Poland, Ireland and South Africa due to lack of demand from local exhibitors. The Company has an existing Master Licensee in the Philippines and will continue to license CineGuard to interested parties. Neither the revenues nor the costs for CineGuard are expected to have a material impact on the business or financial condition of the Company in 1998.

CUSTOMERS

    The Company's packaged media copy protection technology for videocassettes and DVDs is used by the following major motion picture studios and home video suppliers and by the following commercial videocassette duplicators, each of which accounted for at least $75,000 of the Company's net revenues during 1997:

HOME VIDEO SUPPLIERS                            COMMERCIAL VIDEOCASSETTE DUPLICATORS
----------------------------------------------  ----------------------------------------------
BMG Entertainment                               Allied Digital Technologies
Buena Vista Home Video, Inc. (Disney)           Vaughn Communications, Inc.
Columbia House
Columbia TriStar Home Video (Sony Pictures
  Entertainment)
HBO Home Video
New Line Home Video
Paramount Pictures
Twentieth Century Fox Home Entertainment, Inc.
Universal Studios Home Video
Warner Home Video

    For 1997, one customer accounted for 11% of the total revenues and revenues from the three largest customers represented 26% of the Company's net revenues. During 1996, revenues from the Company's three largest customers represented 37% of the Company's net revenues and each accounted for more than 10% of the Company's net revenues. The Company expects that revenues from a limited number of customers will continue to account for a substantial portion of the Company's net revenues for the foreseeable future.

    The Company also licenses its videocassette copy protection technology to special interest customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of the Company's videocassette copy protection technology to special interest customers. Revenues from special interest customers accounted for approximately 12.1% and 17.2% of the Company's revenues in 1997 and 1996 , respectively.

    The Company has licensed its digital PPV copy protection technology for incorporation into the networks of 13 system operators. These system operators have paid a one-time license fee to the Company and have entered into agreements with the Company pursuant to which the Company is entitled to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated. Another 13 system operators require Macrovision-capable set-top decoders in their networks or have signed agreements with the Company to test its digital PPV copy protection technology on a limited basis.

    The Company has licensed its copy protection technology to 40 digital set-top decoder manufacturers. The Company generally receives an up-front fee and a per unit royalty from each digital set-top decoder manufacturer that licenses its technology. The Company has also authorized 40 companies to incorporate the Company's technology in their semiconductor designs. These companies generally pay a small one-time service fee for limited rights to include the Company's copy protection technology in digital-to-analog application specific integrated circuits ("ASICs") that are embedded in digital set-top decoders and DVD players. They are authorized to sell the Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top decoder manufacturers.

    The Company's customers for video scrambling Pay TV components and licenses are cable television system hardware manufacturers that sell their products to cable operators in developing markets. These customers purchase encoder hardware and decoder components from the Company or pay the Company a volume-based royalty for encoder and decoder components when they manufacture such components under license from the Company. The following is a representative list of the Company's video scrambling customers, each of which accounted for at least $25,000 of the Company's net revenues during 1997:

VES CUSTOMERS                                              PAY TV COMPONENTS AND LICENSES
---------------------------------------------------------  ---------------------------------------------------------
Government of Israel                                       Eastern Electronics Co., Ltd. (Taiwan)
Integrated Telecommunications Systems (Canada)             Efforts Development International, Ltd. (Hong Kong)
News Sports Microwave, Inc.                                Microelectronics Technology, Inc. (Taiwan)
SIM Security and Electronic (Germany)                      Pacific Satellite International, Ltd. (Hong Kong)
Skehan Televideo Service Inc.                              Tae Kwang Industrial (South Korea)
Wood & Douglas LTD (United Kingdom)                        Taihan Electric Wire Co., Ltd. (South Korea)

SALES, MARKETING AND CUSTOMER SUPPORT

    The Company markets its videocassette copy protection and digital PPV and DVD copy protection technologies directly to the MPAA studios and certain major independent rights owners and video producers. The Company also provides ongoing technical support to the three major duplicators that manufacture most of the videocassettes for the MPAA studios. The Company supplements its direct sales efforts with a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters. The Company provides technical support to its licensed duplicators, including hardware installation assistance and quality control. In addition, the Company supports licensed duplicator sales personnel by providing sales training and sales incentive programs and literature and by participating in trade shows.

    The Company markets its video scrambling technologies through a combination of direct sales, distributors, sales representatives and licensing in the United States and internationally. The Company has a total of 18 distributors, sales representatives and licensees serving 29 countries that sell products based on the Company's video scrambling technologies. VES scrambling products are sold directly or through distributors to end users. The Company licenses its PhaseKrypt technology and sells encoder hardware and decoder components directly to manufacturers of cable television set-top decoders. Technical support is provided from the Company's Sunnyvale headquarters.

    The Company markets its copy protection technologies internationally from its Sunnyvale headquarters, through its subsidiaries in Japan and the United Kingdom and through exclusive licensing arrangements with third parties in Egypt, Hungary and South Korea. International and export sales together represented 46.5% and 37.9% of net revenues in 1997 and 1996, respectively. The increase in 1997 reflects the increased international opportunities for the Company's Pay TV video scrambling business, the emergence of the PPV business, and sales efforts from our subsidiaries . The Company expects that international and export sales will continue to represent a substantial portion of its net revenues for the foreseeable future. Due to its reliance on international and export sales, the Company is subject to the risks of conducting business internationally.

TECHNOLOGY

    COPY PROTECTION

    Effective copy protection systems are difficult to develop because of the need to address the dual requirements of playability and effectiveness. Consumers must be able to view the copy protected content using a consumer VCR and a television set without the need for any intervening devices, while, at the same time, the quality of an unauthorized copy must be reduced to such an extent that it loses its entertainment value. The extent to which the entertainment value is reduced varies, depending on the VCR model and the VCR and television combination that plays the unauthorized copy. To prevent VCRs from making good copies, the copy protected video must differ in some manner from the standard video signal because, by design, all VCRs will make good copies from standard video signals. Television sets are designed to play standard or near-standard video signals. As a result, there is a risk that making a video signal non-standard in order to prevent copying will decrease playability by causing some television sets to generate impaired or distorted pictures. In the tradeoff between effectiveness and playability, designers of copy protection systems must favor playability while maintaining effectiveness.

    The Company's videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in the vertical blanking interval ("VBI") of a standard video signal. The VBI is the blank space between the video fields on television sets that are refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacturing. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control ("AGC") circuit in the recording system of most VHS videocassette recorders, but not to affect a similar circuit in the television set. Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized consumer-made copy of that same videocassette, the picture typically has substantially reduced entertainment value. The Company's copy protection technology is effective against most consumer copying, but generally does not deter professional pirates who use professional duplication and video processing equipment. In the event that the major motion picture studios or other rights holders determine that the inability of the Company's technology to deter professional piracy renders the Company's technology less useful, demand for the Company's copy protection products could decline, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    The DVD and digital PPV versions of the Company's copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by currently available professional duplication equipment. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top decoder. The integrated circuit is activated by copy protection control codes, which are integrated into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top decoder. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR.

    VIDEO SCRAMBLING

    The Company's PhaseKrypt technology utilizes a combination of digital encryption techniques and analog video scrambling to scramble video signals. The resulting scrambled picture oscillates at random rates, which makes it almost impossible to watch. Because the encoding or scrambling technique is digitally controlled, the level of security against signal theft can be increased by increasing the number of bits that are used in the encryption algorithm. The Company's technology uses the largest number of bits currently allowable by U.S. law for export products. The scrambled picture is decoded using the secure PhaseKrypt analog technology that partially relies on the electronics of the television set to make the image viewable. The combination of the digital encoding process, which provides security, and the analog decoding technology, which is inexpensive, makes PhaseKrypt a cost-effective solution for analog-based cable television set-top decoders in developing countries. PhaseKrypt video scrambling is often accompanied by one of Macrovision's patented audio scrambling technologies.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on developing enhancements to existing products, new applications for the Company's current technologies and new patentable technologies related to the video security market. The Company's core technological competencies are in video engineering, which involves the generation and modification of electronic signals in both digital and analog form and the transformation of such signals between digital and analog forms, and in ASIC design. Such technologies are primarily hardware based. The Company also has expertise in developing software security codes, which are used to restrict access to encoding and decoding devices.

    For its copy protection technologies, the Company supports the efforts of television, VCR and DVD hardware manufacturers to design hardware that is compatible with the Company's technologies. The Company also assists semiconductor manufacturers in incorporating the Company's copy protection technologies into digital video-based ASICs for digital to analog converters. The Company regularly tests the effectiveness and transparency of its copy protection technologies on representative samples of consumer televisions and VCRs to determine whether modifications or enhancements may be necessary.

    A new program was started in 1997 to develop in collaboration with Digimarc Corporation ("Digimarc"), a video watermarking system solution for copy protection associated with the DVD platform and other digital distribution media. In September 1997, the Company entered into an agreement with Digimarc to develop a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation DVD recording devices. Digital watermarks embedded in movies and other video material act as an invisible identity providing basic copyright identification information as well as various rules to either allow or disallow playback, viewing, and copying onto another digital device. The new technology will be based upon the Company's patented play control technology and Digimarc's patented watermarking technology, which is very robust and can survive numerous transformations (e.g., from digital to analog and back to digital, or from one video format to another). The digital watermarks are designed to be imperceptible to the viewer, but can be read easily by special purpose decoders that can be built into software or silicon chipsets. This jointly developed technology is intended to have the capability to protect motion pictures and other video content from indiscriminate copying on future digital recording devices.

    For its video scrambling technologies, the Company's primary focus is the development of enhancements to its PhaseKrypt-based Pay TV encoder and decoder products. The Company works closely with its customers to identify problems in the video security market and to develop products and technologies that address those problems. Development projects completed in 1997 included: a video multiplexor to complement one of the VES products to enable customers to monitor multiple video channels simultaneously; enhancements to the PhaseKrypt Pay TV encoder, which, for a given cable television operator, will increase the number of addressable set-top decoders as well as the number of individually addressable scrambled channels; and modifications to the DVD and digital PPV copy protection specifications for the PAL video format.

    As of December 31, 1997, the Company's research and development staff consisted of 11 engineers and four technicians. The Company believes that its ability to attract, train and retain qualified development personnel is essential to the success of its development programs. The market for such personnel is highly competitive, and the Company's development activities could be adversely affected if the Company were unsuccessful in attracting, training and retaining skilled engineering personnel. In 1997 and 1996, the Company's expenses for research and development were $2.2 million and $2.5 million, respectively.

    The video security industry in which the Company competes, and in which its technologies and products are utilized, is characterized by rapid technological change, frequent product introductions and enhancements, changes in customer demands and evolving industry standards. The emergence of new industry standards and the introduction of new technologies or products embodying new technologies can render existing technologies or products obsolete and unmarketable. The Company's future success will depend in large part on its ability to enhance its current technologies and products in a timely, cost-effective manner and to develop or acquire new technologies and products that meet changing market conditions, which include emerging industry standards, changing customer demands, new competitive product offerings and changing technology. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in technology or product development or introduction, could cause customers to delay or decide against licensing or purchasing the Company's technologies or products and would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY RIGHTS

    The Company holds 35 United States patents and has 33 United States patent applications pending, of which five are allowed. Of the issued United States patents, 21 relate to the Company's copy protection technologies, 10 relate to video scrambling and 4 relate to audio scrambling. The Company's issued United States patents expire between June 2000 and March 2015. The Company also has 114 foreign patents and 180 foreign patent applications pending in 40 countries. Of the issued foreign patents, 68 relate to the Company's copy protection technologies, 45 relate to video scrambling and 1 relates to audio scrambling. Included in the patents related to the Company's copy protection technologies are eight United States and 21 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent the Company's copy protection technologies. The Company uses these patents to limit the proliferation of devices intended to circumvent the Company's copy protection technologies.

    The Company's success is heavily dependent upon its proprietary technologies. The Company relies primarily on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. There can be no assurance that any patent, trademark or copyright owned by the Company will not be challenged and invalidated or circumvented, that patents will issue from any of the Company's pending or future patent applications or that any claims in issued patents or pending patent applications will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or its technologies can be licensed to provide meaningful protection or any commercial advantage to the Company. There can be no assurance that the expiration of any of the Company's patents will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technologies, duplicate the Company's technologies or design around the patents owned by the Company. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of the Company's processes and devices that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary information is difficult, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technologies. In the event that the Company's intellectual property protection is insufficient to protect the Company's intellectual property rights, the Company could face increased competition in the market for its products and technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    From time to time, the Company may receive claims from third parties that the Company's technologies and products infringe the intellectual property rights of such third parties. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require the Company to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has been notified that a Japanese company has filed an invalidation claim against one of Macrovision's anti-copy patents in Japan. The Company and its Japanese patent counsel believe this claim is without merit and will aggressively contest the claim in the Japanese Patent Office. In the event of an adverse ruling on such claim, the Company may incur legal competition from clones of its own copy protection technology in Japan and a corresponding decline in demand for such technology from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has initiated a number of patent infringement disputes against manufacturers and distributors of devices intended to circumvent the Company's copy protection technologies. The company has one lawsuit of this type pending to require the defendants to discontinue the sale of devices that circumvent the Company's copy protection technologies and infringe one or more of the company's circumvention patents. There can be no assurance that any such litigation will be successful. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not such litigation is determined adversely to the Company. In the event of an adverse ruling in any such litigation, the Company may suffer from the legal availability of such a circumvention device, which could result in the increased proliferation of devices that defeat the Company's copy protection technology and a decline in demand for the Company's technologies.

COMPETITION

    COPY PROTECTION

    The Company believes that it has had no significant videocassette copy protection competitor for the last five years other than companies that have occasionally developed hardware based on the Company's technology in foreign countries where the Company does not have patents issued. The Company's copy protection technologies are proprietary and have broad international patent coverage. As a result, none of the Company's competitors has been successful in the past. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, the Company's customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could materially adversely affect the Company's business, financial condition and results of operations.

    The Company and Digimarc have submitted their digital media copyright protection solution (which is under development as described in "Research and Development" above) in response to a call for proposals from the Copy Protection Technical Working Group (CPTWG). The Company and Digimarc are competing with at least six other companies who have submitted similar proposals to the CPTWG. Certain of these companies have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than the Company and Digimarc. There can be no assurance that the Company and Digimarc will be able to compete successfully in presenting their proposal to the CPTWG. The company which has its solution accepted by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and to work cooperatively with consumer electronics manufacturers, PC platform companies, and their suppliers to implement the decoder technology which will make digital-to-digital copy protection a reality. If the solution being developed by the Company and Digimarc is not the accepted solution, the Company and Digimarc will be at a competitive disadvantage in marketing their solution.

    VIDEO SCRAMBLING

    The market for video scrambling products and technologies is highly competitive. The Company, as a recent entrant into these markets, competes directly or through licensed manufacturers with many companies, including Scientific-Atlanta, Inc., General Instrument Corporation, Pace Microelectronics, Zenith Electronics Corporation and Toshiba Corporation. These companies have substantially greater name recognition, larger installed customer bases and market share and significantly greater financial, technical, marketing and other resources than the Company and its licensees, many of which are manufacturing and selling addressable set-top decoders for the first time. There can be no assurance that the Company and its licensees will be able to compete successfully in the video scrambling systems markets, that the Company will be able to make technological advances necessary to improve or even maintain its competitive position or that the Company's products will achieve market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's video scrambling products obsolete or uncompetitive. The Company believes that the principal competitive factors affecting these markets include the level of security provided, price, quality, product reputation, customer service and support, the effectiveness of sales and marketing efforts and company reputation. There can be no assurance that the Company can compete successfully against current and potential competitors, especially against those with significantly greater financial, marketing, service, support, technical and other resources.

MANUFACTURING

    The Company's manufacturing strategy is to license its technologies to third parties that manufacture products incorporating those technologies. The Company generates royalty revenues from these licenses, generally in the form of an up-front fee and a per unit royalty. For example, licensees of the Company's PhaseKrypt technology can either manufacture PhaseKrypt decoder components or purchase such components from the Company.

    The Company's manufacturing operations are limited to low volume products that require significant quality control efforts by the Company, such as the VES products, PhaseKrypt encoders and videocassette copy protection processors used by commercial videocassette duplicators. These manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems. The Company generally uses domestic independent contractors to manufacture and assemble printed circuit boards, which enables the Company to configure the hardware and software in combinations to meet a wide variety of customer requirements. The Company installs its software into electronically programmable read-only memory to maintain quality control and security. The Company utilizes "burn-in" procedures, functional and system integration testing and comprehensive inspections to assure quality and reliability of its products.

    The Company depends upon third-party manufacturers and suppliers for components, subassemblies and printed circuit boards used in its VES products, PhaseKrypt encoders, PhaseKrypt decoder components and videocassette copy protection processors. The Company's product designs are proprietary but generally incorporate industry-standard hardware components that are obtainable from multiple sources. The Company's ability to deliver its products in a timely manner depends upon the availability of quality components and subassemblies used in these products and, in part, on the ability of subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner.

    The Company obtains certain electronic components and subassemblies from a single source or a limited number of sources. For example, one company is currently the Company's sole source of integrated circuits for the Company's PhaseKrypt decoders. The reliance on third-party manufacturers and sole or limited suppliers involves a number of risks, including a potential inability to obtain an adequate supply of required components, subassemblies and printed circuit boards and reduced control over pricing, quality and timely delivery of components, subassemblies and printed circuit boards. A significant interruption in the delivery of any such items or any other circumstance that would require the Company to seek alternative sources of supply could result in the inability of the Company to deliver certain of its products on a timely basis, which in turn could result in a deterioration of the Company's customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations.

LEGISLATIVE AND TECHNOLOGY INITIATIVES

    The Company has been an active participant in a DVD Copy Protection Technical Working Group that in 1996 adopted a set of copy protection principles that established prerequisites for commercial availability of DVD hardware and media. The Company believes that adoption of these principles will result in worldwide copy protection standards for DVD players and media. The Technical Working Group is comprised of representatives from the following associations and their respective member companies: MPAA, Consumer Electronics Manufacturers Association, Information Technology Industries Council, Business Software Alliance, Recording Industry Association of America, Home Recording Rights Coalition, Interactive Multimedia Association and DVD Manufacturers Consortium. The Company believes that its copy protection technology is currently the only digital-to-analog copy protection solution that satisfies these principles. The Technical Working Group has recommended that copyright legislation be drafted and enacted throughout the world that would support the technical design principles and would also outlaw copy protection circumvention devices. Such legislation, if introduced and enacted into law, would assist the Company in controlling proliferation of circumvention devices. However, there can be no assurance that such legislation will be introduced in the United States Congress or the legislature of any other country, or if it is introduced, that it will ever be enacted or that all DVD and PC manufacturers will follow industry design principles and applicable technology-based copy protection schemes.

    As noted above under "Competition", Macrovision and Digimarc has submitted their digital media copyright protection solution in response to a call for proposals from the CPTWG. The new technology will be based upon the Company's patented play control technology and Digimarc's patented watermarking technology, which is very robust and can survive numerous transformations (e.g., from digital to analog and back to digital, or from one video format to another). This jointly developed technology is intended to have the capability to protect motion pictures and other video content from indiscriminate copying on future digital recording devices. Macrovision and Digimarc are competing with at least six other companies who have submitted similar proposals to the CPTWG.

INVESTMENTS

    COMMAND AUDIO CORPORATION

    In October 1995, Command Audio Corporation ("CAC") was incorporated as a wholly-owned subsidiary of the Company to commercialize a distinct and new audio-on-demand technology. In June 1996, the Board of Directors of the Company approved the discontinuation of the Company's involvement in CAC. In August 1996, the Company divested itself of all but 19.8% of the outstanding stock of CAC. CAC is developing an audio-on-demand system consisting of a program center that provides continuously updated news and information on a subscription basis and a hand-held portable receiver that stores the information. The system allows consumers to control the timing and content of the program playback. CAC has entered into an agreement with a major consumer electronics manufacturer for branding, distribution and manufacturing the hand-held receivers. It has also acquired brand-name content from a variety of respected sources. CAC is on schedule to begin beta trials in late summer 1998 and is aiming to introduce the service in two cities in September 1998. The Company has no plans to increase its ownership above the 19.8% minority position, but does have a right of first refusal to acquire additional stock to maintain its 19.8% ownership if and when CAC offers additional stock, subject to certain exceptions. During 1997, the Company maintained its ownership in CAC of 19.8% with the additional cash investment of $1,980,000 in connection with various rounds of external third-party financing obtained by CAC. Additionally, the Company assigned to CAC all rights in certain technology and released its reversion rights in technology that the Company had previously assigned to CAC. In consideration of such assignment and release, CAC agreed to pay to the Company royalties equal to 2.0% of CAC's gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at the election of the Company, at any time prior thereto.

    DIGIMARC CORPORATION

    In December 1997, the Company invested $1,500,000 in Digimarc in exchange for shares of Digimarc's preferred stock representing 6.8% ownership. Digimarc is a private company which was founded in 1995 and headquartered in Portland, Oregon. Its products include proprietary digital watermarking technology used in information embedding, enabling image identification, copyright protection and facilitating electronic commerce. Digimarc's family of products include:
PictureMarc(tm) digital watermarking software; MarcCentre(tm) online locator service; MarcSpider(tm), the first service that searches the Web for digitally watermarked images; and BatchMarc Pro(tm), batch watermarking software.

    C-DILLA LTD.

    On February 17, 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, Ltd., a UK company ("C-Dilla") for a purchase price of L2,121,212 (approximately $3,500,000). C-Dilla is a private company founded in 1991 and headquartered in Woodley, England. C-Dilla is a recognized leader in rights management software for high value-added information and software publishers.

    On February 17, 1998, the Company also entered into a Software Marketing Licence and Development Agreement, (the "Agreement") under which it has obtained, for an initial five-year term, the world-wide exclusive license to market in the consumer multimedia software market C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. Under the Agreement, the Company paid L606,060 (approximately $1,000,000) in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. In the event that the Company fails to reach minimum royalty levels of $2,000,000 in year three of the Agreement, $5,000,000 in year four, and $10,000,000 in year five, the license becomes a non-exclusive license for the term of the Agreement. Additionally, in connection with C-Dilla's granting of licenses for certain of its products outside of the markets for which the Company has been granted rights under the Agreement, C-Dilla will pay to the Company royalties of between 7.5% to 30% of revenues from such licenses. The Company has the option to extend the initial term of the Agreement for an additional five year period upon payment of an option fee of $1,000,000 and an additional license fee of $5,000,000 which fee may be paid through future increased royalty payments. Under the terms of the Agreement, the Company and C-Dilla also agreed to develop jointly certain other proprietary copy protection technologies for CD-ROM, DVD-ROM and other digital delivery methods.

EMPLOYEES

    As of December 31, 1997, the Company had 82 employees, including 8 in manufacturing, 15 in research, engineering and development, 26 in sales and marketing plus 8 in technical support and 25 in general and administrative capacities. Twelve of these employees are based outside of the United States. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union with respect to employment by the Company. The Company has not experienced any organized work stoppages and considers its relations with its employees to be good.

    The Company's future performance is highly dependent upon the continued service of members of the Company's senior management and other key research and development and sales and marketing personnel. The Company believes that its future success will also depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that the Company will be able to retain its key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

                                  RISK FACTORS

FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY

    The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include, but are not limited to, the timing of release of popular motion pictures on videocassettes or DVDs or by digital PPV transmission, the degree of acceptance of the Company's copy protection technologies by major motion picture studios, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in the Company's operating expenses, personnel changes, the development of the Company's direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. The Company may choose to reduce prices or increase spending in response to competition or new technologies or elect to pursue new market opportunities. If new competitors, technological advances in the industry or by existing or new competitors or other competitive factors require the Company to invest significantly greater resources in research and development or marketing efforts, the Company's future operating results may be adversely affected. Because a high percentage of the Company's operating expenses is fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

    The Company has experienced significant seasonality in its business, and the Company's financial condition and results of operations are likely to be affected by seasonality in the future. The Company has typically experienced its highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. The Company believes that this trend has been principally due to the tendency of certain of the Company's customers to release their more popular motion pictures on videocassettes during the Christmas shopping season. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

    Based upon the factors enumerated above, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of net revenues or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarter, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

DEPENDENCE ON VIDEOCASSETTE COPY PROTECTION TECHNOLOGY AND ADVOCACY BY MAJOR
  MOTION PICTURE STUDIOS

    The Company currently derives a substantial majority of its net revenues and operating income from fees for the application of its patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. Such fees represented 62.0% and 75.4% of the Company's net revenues during 1997 and 1996, respectively. The Company expects these fees to account for a majority of the Company's net revenues and operating income at least through 1998. This portion of the Company's business has not grown significantly in recent years, and there can be no assurance that revenues from such fees will grow significantly or at all. Any future growth in revenues from such fees will depend on the use of the Company's copy protection technology on a larger number of videocassettes. In order to increase or maintain its market penetration, the Company must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material and/or subsequent revenues from other venues. In this regard, the Company's copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

    In the event that the major motion picture studios or other customers of the Company's copy protection technology were to determine that the benefits of using the Company's technology did not justify the cost of licensing the technology, demand for the Company's technology would decline. Any factor that results in a decline in demand for the Company's copy protection technology, including a change of copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes that are encoded with the Company's copy protection technology, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the ability of the Company to expand its markets to include additional home entertainment venues such as digital PPV and DVDs will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection into the hardware and network infrastructure required to distribute such video programming. In the event that the motion picture industry withdraws its support for the Company's copy protection technologies or otherwise determines not to copy protect a significant portion of prerecorded video on videocassettes or DVD or digital PPV programs, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY CUSTOMERS

    The Company's customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, the Company has derived a substantial majority of its net revenues from relatively few customers. Most of the Company's videocassette and DVD copy protection customers license the Company's technology on an annual contract basis or simply title-by-title and month-by-month. There can be no assurance that the Company's current customers will continue to use the Company's technology at current or increased levels, if at all, or that the Company will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on the Company's business, financial condition and results of operations.

EVOLVING MARKET FOR DVD, DIGITAL PPV, AND CD-ROM COPY PROTECTION

    The Company's future growth and operating results will depend to a large extent on the successful introduction, marketing and commercial viability of DVDs and digital PPV programming that utilize the Company's copy protection technologies. A number of factors will affect the Company's ability to derive revenues from DVD and digital PPV copy protection. These factors include the cost and effectiveness of the Company's copy protection technology in its various applications, the development of alternative technologies or standards for DVD copy protection, the ability of the Company to obtain commitments from the motion picture studios to require copy protection on DVD media and digital PPV transmissions and the relative ease of copying, as well as the quality of the copies of, unprotected video materials distributed in new digital formats. Because of their early stages of development, demand for and market acceptance of DVD and digital PPV, as well as demand for associated copy protection, are subject to a high level of uncertainty. Much of the DVD and digital PPV technology and infrastructure is unproven, and it is difficult to predict with any assurance whether, or to what extent, these evolving markets will grow. In this regard, the Company's future growth would be adversely affected if DVD players and digital PPV set-top decoders that do not include the Company's copy protection components achieve market acceptance.

    While the Company's copy protection capability is embedded in approximately seven million digital set-top decoders manufactured by certain of the leading set-top decoder manufacturers, only four programmers on one direct broadcast satellite network in Japan have activated copy protection for digital PPV programming. These four programmers distribute adult PPV programming and the Japanese government has required that all such programming be copy protected. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate such copy protection in other digital PPV networks outside of Japan. Moreover, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television ("Pay TV") and PPV programs, as well as free broadcast programming. In addition, there can be no assurance that certain television sets or combinations of VCRs and television sets will not exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, the Company's business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if the Company's solution does not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

    The Company, through its agreements with Digimarc and others, is attempting to expand its copy protection business into the next generation DVD machines. There can be no assurance that such DVD machines will be developed or, if developed, will achieve market acceptance. Furthermore, there can be no assurance that the Company's digital video watermarking solution will be selected as the standard by the CPTWG or that there will be adequate demand for the use of the Company's digital-to-digital copy protection technology in connection with such DVD machines to justify its development and support expense.

    In the CD-ROM computer software market, the Company expects to enter a new market that is as yet unproven. There can be no assurance that there will be adequate demand for the Company's CD-ROM copy protection products to justify its development and support expense. The Company knows of various potential competitors currently at various phases of technological development.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company's success is heavily dependent upon its proprietary technologies. The Company relies primarily on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. The Company holds 35 United States patents and has 33 United States patent applications pending, of which five are allowed. In addition, the Company has 113 foreign patents and 180 foreign patent applications pending. There can be no assurance that any patent, trademark or copyright owned by the Company will not be challenged and invalidated or circumvented, that patents will issue from any of the Company's pending or future patent applications or that any claims in issued patents or pending patent applications will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or its technologies can be licensed to provide meaningful protection or any commercial advantage to the Company. There can be no assurance that the expiration of any of the Company's patents will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technologies, duplicate the Company's technologies or design around the patents owned by the Company. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of the Company's processes and devices that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary information is difficult, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technologies. In the event that the Company's intellectual property protection is insufficient to protect the Company's intellectual property rights, the Company could face increased competition in the market for its products and technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    From time to time, the Company may receive claims from third parties that the Company's technologies and products infringe the intellectual property rights of such third parties. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require the Company to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has been notified that a Japanese company has filed an invalidation claim against one of Macrovision's anti-copy patents in Japan. The Company and its Japanese patent counsel believe this claim is without merit and will aggressively contest the claim in the Japanese Patent Office.

    The Company has eight United States and 21 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent the Company's copy protection technologies. The Company uses these patents to limit the proliferation of devices intended to circumvent the Company's copy protection technologies. The Company has initiated a number of patent infringement disputes against manufacturers and distributors of such devices. The Company has one lawsuit of this type pending to require the defendants to discontinue the sale of devices that circumvent the Company's copy protection technologies and infringe one or more of the company's circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the Company may suffer from the legal availability of such a circumvention device or obtain rights to the offending devices. Legislation is before the Congress of the United States and certain foreign legislative bodies to make such circumvention devices illegal. The Company is aggressively pursuing a successful result in these legislative bodies to make such circumvention devices illegal irrespective of any patent position held by the Company.

    Additional litigation may be necessary in the future to limit the sale of defeat technologies, to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that any such litigation will be successful. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not such litigation is determined adversely to the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, such an adverse ruling could result in the increased proliferation of devices that defeat the Company's copy protection technology, which could result in a decline in demand for the Company's technologies.

RAPID TECHNOLOGICAL CHANGE

    The video security industry in which the Company competes, and in which its technologies and products are utilized, is characterized by rapid technological change, frequent product introductions and enhancements, changes in customer demands and evolving industry standards. The emergence of new industry standards and the introduction of new technologies or products embodying new technologies can render existing technologies or products obsolete and unmarketable. For example, new industry standards for VCRs or television sets could adversely affect the effectiveness or transparency of the Company's copy protection technology. The Company's videocassette copy protection technology exploits the automatic gain control ("AGC") circuit in VHS VCRs. While most VCR manufacturers use a standard AGC circuit that responds to the Company's copy protection process, there can be no assurance that VCR manufacturers will not use alternative AGC circuits that do not respond to the Company's copy protection technology, thereby lessening the effectiveness of the Company's consumer copy protection solution over time as new VCRs are sold into the market. Moreover, there can be no assurance that television manufacturers will continue to design television sets that are transparent to the Company's copy protection technologies when they display original, copy protected videocassettes, DVDs and digital PPV programming.

    The Company is attempting to expand its copy protection business into the next generation DVD machines and is competing with a host of companies, many of whom have far greater resources than Macrovision or its partners. There can be no assurance that the Company's digital video watermarking solution will be selected as the standard by the CPTWG. In addition, the IEEE 1394 transmission protocol has been proposed as another solution to digital-to-digital copy protection. The Company believes that the IEEE 1394 technology is complimentary to digital video watermarking, but there can be no assurance that the CPTWG would not adopt IEEE 1394 as the primary digital -to-digital copy protection technology.

    In the CD-ROM computer software market, the Company expects to enter a rapidly developing new market with a copy protection technology that is as yet unproven. The Company knows of several competitors at various stages of technological development. There can be no assurance that the Company's technology will be accepted under emerging industry standards or will meet, and continue to meet, the changing demands of software providers.

    The success of the Company's PhaseKrypt video scrambling technology will depend upon the growth of analog cable Pay TV networks in the Pacific Rim, South America and other developing countries and the ability of the Company's licensees to sell into those markets. The development of lower cost digital video scrambling systems could result in a transition from analog to digital scrambling systems in the developing cable Pay TV markets and a reduction in demand for the Company's PhaseKrypt video scrambling technology.

    The Company's future success will depend in large part on its ability to enhance its current technologies and products in a timely, cost-effective manner and to develop new technologies and products that meet changing market conditions, which include emerging industry standards, changing customer demands, new competitive product offerings and changing technology. There can be no assurance that the

Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new technologies or products that respond to technological change, updates or enhancements to other consumer electronics products, changes in customer requirements or evolving industry standards; that the Company will not experience difficulties that delay or prevent the successful development, introduction and license or sale of such enhancements, technologies or products; or that any such enhancements, technologies or products will adequately meet the requirements of the marketplace and achieve market acceptance. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in technology or product development or introduction, could cause customers to delay or decide against licensing or purchasing the Company's technologies or products and would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF DEFEAT TECHNOLOGIES

    Attempts by third parties to defeat the Company's copy protection technologies have been and are expected to be a persistent problem. To anticipate such attempts, the Company has developed and patented a number of processes and devices in the videocassette field that could be used by unauthorized parties to circumvent its copy protection technologies. The Company has then attempted to use these patents as barriers to the manufacture and sale of such devices by others. The Company has no such patents in the DVD or CD-ROM fields. Notwithstanding the Company's patent position, a number of devices have been available, and currently are available, that defeat copy protection. Moreover, the Company's copy protection technologies are not effective against professional duplication and video processing equipment. There can be no assurance that third parties will not be able to develop defeat technologies that do not infringe the Company's patents or that the Company will be able to obtain patents on defeat technologies developed in the future. A number of factors could cause copyright holders to choose not to use the Company's copy protection technology, including a perception that the inability of the Company's technology to deter professional pirates renders the Company's technology less useful, the interference with the legitimate consumer use of the original copyrighted product, the commercial availability of products that defeat the Company's copy protection technology, or any significant reduction in the effectiveness of the Company's copy protection technology in deterring consumer copying. Any reduction in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS AND THIRD-PARTY MANUFACTURERS

    The Company depends upon third-party manufacturers and suppliers for components, subassemblies and printed circuit boards used in its VES products, PhaseKrypt encoders, PhaseKrypt decoder components and videocassette copy protection processors. The Company's product designs are proprietary but generally incorporate industry-standard hardware components that are obtainable from multiple sources. The Company's ability to deliver its products in a timely manner depends upon the availability of quality components and subassemblies used in these products and, in part, on the ability of subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. The Company obtains certain electronic components and subassemblies from a single source or a limited number of sources. For example, one such company is currently the Company's sole source of integrated circuits for the Company's PhaseKrypt decoders and another is currently the sole source of integrated decoders for CineGuard video projectors. The reliance on third-party manufacturers and sole or limited suppliers involves a number of risks, including a potential inability to obtain an adequate supply of required components, subassemblies and printed circuit boards and reduced control over pricing, quality and timely delivery of components, subassemblies and printed circuit boards. A significant interruption in the delivery of any such items or any other circumstance that would require the Company to seek alternative sources of supply could result in the inability of the Company to deliver certain of its products on a timely basis, which in turn could result in a deterioration of the Company's customer relationships and have a material adverse effect on the Company's business, financial condition and results of operations.

NEED TO ESTABLISH AND MAINTAIN LICENSING RELATIONSHIPS

    The Company's future success will depend in part upon its ability to establish and maintain licensing relationships with companies in related business fields, including videocassette duplicators, international distributors of videocassettes, DVD authoring houses and replicators, semiconductor and equipment manufacturers, operators of digital PPV systems, consumer electronics hardware manufacturers and video cinema exhibitors. The Company believes that these current and future relationships can allow the Company greater access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by such other companies are not within the Company's control. There can be no assurance that the Company will be able to maintain its existing relationships or enter into beneficial relationships in the future, that other parties will perform their obligations as expected or that the Company's reliance on others for the development, manufacturing and distribution of its technologies and products will not result in unforeseen problems. Substantially all of the Company's license agreements are non-exclusive, and therefore such licensees are free to enter into similar agreements with third parties, including the Company's current or potential competitors. There can be no assurance that the Company's licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products targeted by the collaborative programs and by the Company's products. The failure of any of the Company's current or future collaboration efforts could have a material adverse effect on the Company's ability to introduce new products or applications and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The Company believes that it has had no significant videocassette copy protection competitor for the last five years other than companies that have occasionally developed hardware based on the Company's technology in foreign countries where the Company does not have patents issued. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, the Company's customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could materially adversely affect the Company's business, financial condition and results of operations.

    The market for video scrambling products is highly competitive. The Company, as a recent entrant into these markets, competes directly or through licensed manufacturers with many companies, including Scientific-Atlanta, Inc., General Instrument Corporation, Leitch Technology International, Inc., Zenith Electronics Corporation and Toshiba Corporation. These companies have substantially greater name recognition, larger installed customer bases and market share and significantly greater financial, technical, marketing and other resources than the Company and its licensees, many of which are manufacturing and selling addressable set-top decoders for the first time. There can be no assurance that the Company and its licensees will be able to compete successfully in the video scrambling systems markets, that the Company will be able to make technological advances necessary to improve or even maintain its competitive position or that the Company's products will achieve market acceptance. In addition, there can be no assurance that technological changes or development efforts by the Company's competitors will not render the Company's video scrambling products obsolete or uncompetitive.

    The Company and Digimarc have submitted a digital media copyright protection solution in response to a call for proposals from the CPTWG. The Company and Digimarc are competing with at least six other companies who have submitted similar proposals to the CPTWG. Certain of these companies have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than the Company and Digimarc. There can be no assurance that the proposal by Company and Digimarc will be accepted by the CPTWG, or even if accepted by the CPTWG will be implemented by consumer electronics manufacturers, PC platform companies, or their suppliers for digital-to-digital copy protection. If the solution being developed by the Company and Digimarc is not the CPTWG's accepted solution, the Company and Digimarc will be at a competitive disadvantage in marketing their solution.

RISKS ASSOCIATED WITH INTERNATIONAL AND EXPORT SALES

    In 1997 and 1996, international and export sales together represented 46.5% and 37.9%, respectively, of the Company's net revenues. The Company expects that such sales will continue to represent a substantial portion of its net revenues for the foreseeable future. The Company's future growth will depend to a large extent on worldwide deployment of addressable analog cable television systems, as well as digital PPV programming and DVDs and the use of copy protection in these media. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or the Company's ability to sell its products or license its technologies into these markets would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of the Company's technologies and the ready availability or use of defeat technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for the Company's copy protection and video scrambling technologies.

    Due to its reliance on international and export sales, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. International and export sales are subject to other risks, such as changes in, or imposition of, regulatory requirements, decision making control to use the Company's products by studio headquarters operations, tariffs or taxes and other trade barriers and restrictions, foreign government regulations, fluctuations in currency exchange rates, interpretations or enforceability of local patent or other intellectual property laws, longer payment cycles, difficulty in collecting accounts receivable, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, difficulty in staffing and managing foreign operations and political and economic instability. For example, under the United States Export Administration Act of 1979, as amended, and regulations promulgated thereunder, encryption algorithms such as those used in the Company's video scrambling technologies are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require the Company to redesign its products or technologies or prevent the Company from selling its products and licensing its technologies internationally. While international and export sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that the Company's future results of operations will not be materially adversely affected by currency fluctuations. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products for use in foreign transmission systems. The Company's business and operating results could be materially adversely affected if foreign markets do not continue to develop, or if the Company does not receive additional orders to supply its technologies or products for use in foreign prerecorded video, PPV and Pay TV networks and other applications requiring the Company's video security solutions.

MANAGEMENT OF GROWTH

    The growth of the Company's business has placed, and is expected to continue to place, significant demands on the Company's personnel, management and other resources. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to manage its future growth, if any, successfully, the Company will be required to hire additional personnel and to augment its existing financial and management systems or to implement new such systems. There can be no assurance that management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL

    Because of the specialized nature of the Company's business, the Company's future performance is highly dependent upon the continued service of members of the Company's senior management and other key research and development and sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment contracts for a fixed term with any of its employees in the United States. The Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive. There can be no assurance that the Company will be able to continue to attract, assimilate and retain the qualified personnel necessary for the development of its business. The failure to recruit additional key personnel in a timely manner, or the failure to retain new or current personnel, would have a material adverse effect on the Company's business, financial condition and results of operations.

TRANSACTIONS WITH COMPANY AFFILIATES

    The Company is a party to a number of transactions with affiliated entities. Victor Company of Japan, Limited ("JVC"), the parent of a principal stockholder of the Company, licenses and utilizes various technologies of the Company pursuant to several agreements. Matsushita Electric Industrial Co., Ltd., which owns approximately 52% of JVC, also is a party to various agreements with the Company. In addition, the Company has certain agreements with a former subsidiary, Command Audio Corp., in which it currently has a 19.8% interest.

LITIGATION RISK

    SWYT LITIGATION

    In October 1995, Joseph Swyt, a former officer and director of the Company, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit. However, a decision against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    PATENT LITIGATION

    The Company has been notified that a Japanese company has filed an invalidation claim against one of Macrovision's anti-copy patents in Japan. The Company and its Japanese patent counsel believe this claim is without merit and will aggressively contest the claim in the Japanese Patent Office. From time to time, the Company may receive claims from third parties that the Company's technologies and products infringe the intellectual property rights of such third parties. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require the Company to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has initiated one patent infringement lawsuit to require the defendants to discontinue the sale of devices that circumvent the Company's copy protection technologies and infringe one or more of the Company's circumvention patents. In the event of an adverse ruling of this litigation, the Company may suffer from the legal availability of such a circumvention device or obtain rights to the offending devices. Legislation is before the Congress of the United States and certain foreign legislative bodies to make such circumvention devices illegal.

EFFECT OF ANTI-TAKEOVER PROVISIONS

    The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may delay, defer or prevent a change in control of the Company. The Company has no present plans to issue shares of Preferred Stock; however, in the future the Company has the option to consider the adoption of a stockholder rights plan in order to protect the Company's stockholders from coercive or abusive takeover tactics and to afford the Company's Board of Directors more negotiating leverage in dealing with potential acquirors. Additionally, the Company's charter documents contain a provision eliminating the ability of the Company's stockholders to take action by written consent. This provision is designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal, to maintain independent ownership and control of the Company's copy protection technologies and to render the use of stockholder written consent unavailable as a tactic in a proxy fight. However, such provision could have the effect of discouraging others from making tender offers for the Company's shares, thereby inhibiting increases in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provision also may have the effect of preventing changes in the management of the Company. Further, the Company's Bylaws limit the ability of stockholders of the Company to raise matters at a meeting of stockholders without giving advance notice thereof. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may delay, defer or prevent a change in control of the Company.

    Pursuant to the terms of a Copy Protection Technology Agreement (the "Technology Agreement") between the Company and Victor Company of Japan, Limited ("JVC"), the Company has agreed to continue to license its copy protection technologies to third parties in the event of the acquisition of the Company by a party other than JVC. Further, the Company has granted to JVC the right to sublicense the Company's copy protection technologies in the event that the Company fails to make its copy protection technologies generally available for licensing to third parties following an acquisition of the Company. The Technology Agreement could have the effect of making the Company less attractive to third parties as an acquisition candidate.

POTENTIAL VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock is likely to be highly volatile and could be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technical innovations, new products or new contracts by the Company, its competitors or their customers, governmental regulatory action, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts, general market conditions and other factors, certain of which could be unrelated to, or outside the control of, the Company. In addition, announcements by the MPAA or its members, satellite television operators, cable television operators, government agencies or others regarding motion picture distribution, business combinations or other developments could cause the market price of the Company's Common Stock to fluctuate substantially. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Further, the trading prices of many technology companies' stocks are at or near historical highs and reflect price/earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been initiated against such company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any settlement or adverse determination in such litigation could also subject the Company to significant liability, which could have a material adverse effect on the Company's business, financial condition and results of operations. These market price fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

DIVIDEND POLICY

    The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate that it will pay any in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and the general financial condition of the Company, general business conditions and contractual restrictions on payment of dividends, if any.

ITEM 2. DESCRIPTION OF FACILITIES

    The Company's principal operations are located in a 43,960 square foot building in Sunnyvale, California. The Company's lease for this building expires on June 30, 2002. The Company also leases space for sales, marketing and technical support operations near London, England and in Tokyo, Japan. The Company believes that its existing facilities are adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS

    SWYT LITIGATION

    In October 1995, Joseph Swyt, a former officer and director of the Company, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit. However, a decision against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    PATENT LITIGATION

    The Company has been notified that a Japanese company has filed an invalidation claim against one of Macrovision's anti-copy patents in Japan. The Company and its Japanese patent counsel believe this claim is without merit and will be aggressively contested by the Company in the Japanese Patent Office. From time to time, the Company may received claims from third parties that the Company's technologies and products infringe the intellectual property rights of such third parties, and the Company may receive similar claims in the future. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require the Company to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has initiated one lawsuit to require the defendants to discontinue the sale of devices that circumvent the Company's copy protection technologies and infringe one or more of the company's circumvention patents. In the event of an adverse ruling of this litigation, the Company may suffer from the legal availability of such a circumvention device or obtain rights to the offending devices. Legislation is before the Congress of the United States and certain foreign legislative bodies to make such circumvention devices illegal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In connection with the IPO, the Company applied for and was granted inclusion of its securities for quotation on the NASDAQ National Market ("Nasdaq"). Consequently, the Common Stock commenced on quotation on NASDAQ, commencing March 17, 1997, under the symbol "MVSN."

    The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the period from March 17, 1997 (when the Company's securities commenced quotation on NASDAQ) through December 31, 1997 (the end of the Company's most recent fiscal year). These quotations reflect prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK

PERIOD OF QUOTATION                                                         HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
1st Quarter 1997 (Commencing March 17, 1997)............................  $   9.000  $   8.000
2nd Quarter 1997........................................................  $  14.750  $   8.250
3rd Quarter 1997........................................................  $  18.125  $  12.750
4th Quarter 1997........................................................  $  17.125  $  12.750

    As of March 20, 1998, there were 123 holders of record of Common Stock based upon information furnished by Boston EquiServe, Boston, MA, the transfer agent for the Company's securities. The Company believes, based upon security positions listings, that there are more than 600 beneficial owners of the Common Stock. The closing price of the Company's securities as reported on NASDAQ on March 20, 1998 was $19.00 per share of Common Stock. As of March 20, 1998 there were 7,271,866 shares of Common Stock outstanding.

    The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION IN THE SECTION "MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSIS AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF RISK FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH ABOVE IN THE SECTION "RISK FACTORS".

OVERVIEW

    Macrovision was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The Company expects such license fees to account for a majority of the Company's net revenues and operating income at least through 1998. The Company's videocassette copy protection customers have included the home video divisions of the seven members of the MPAA. The Company also has a variety of special interest videocassette copy protection customers, including more than 125 videocassette duplication companies and a number of rights holders, such as independent producers of exercise, sports and educational videocassettes. The Company typically receives license fees for videocassette copy protection based upon the number of copy protected videocassettes that are produced by MPAA studios or other rights holders. License fees from MPAA studios represented a majority of such fees in 1997 and 1996.

    In 1993, the Company began licensing its digital PPV video copy protection technologies to satellite and cable television system operators and to the equipment manufacturers that supply the satellite and cable television industries. These manufacturers include in their digital set-top decoders integrated circuits incorporating the Company's copy protection technologies that can be activated to apply video copy protection to digital PPV transmissions. The Company's digital PPV copy protection revenues have been derived from up-front license fees, hardware royalties and limited PPV programming royalties. Digital

PPV up-front license fees, hardware royalties and PPV programming royalties increased to 18.2% of the Company's net revenues in 1997 from 12.2% in 1996. The Company's agreements with digital PPV system operators entitle the Company to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated.

    In 1994, the Company began licensing and selling its PhaseKrypt video scrambling technology to manufacturers of analog set-top decoders for sale to cable television system operators in developing cable television markets. The Company also sells other analog scrambling systems to television broadcasters for securing incoming contribution circuits to network control centers and outbound rebroadcast circuits to affiliate and regional stations. Finally, the Company sells specialized analog video scrambling systems in the government, military and law enforcement markets, primarily for covert surveillance applications. Video scrambling revenues increased to 13.5% of the Company's net revenues in 1997 from 12.1% in 1996. Gross margins on sales of the Company's video scrambling products have been significantly lower than on its licenses of copy protection or video scrambling technologies because of the hardware product costs associated with a more traditional manufacturing environment. The Company expects this to continue for the foreseeable future.

    In 1995, the Company introduced PhaseKrypt video scrambling technology for use in motion picture theaters using large-screen video projectors and scrambled Super VHS videocassettes as a complement to film projectors and 35mm film prints. CineGuard, the Company's theatrical exhibition alternative, is intended for small theaters in rural towns in international markets where the population is not large enough to support traditional film theaters or where exhibitors must wait long periods of time to receive film prints of first-run motion pictures. In 1997, the Company discontinued its CineGuard operations in Poland, Ireland and South Africa due to lack of demand from local exhibitors. The Company has an existing Master Licensee in the Philippines and will continue to license CineGuard to interested parties. Revenues from CineGuard theaters have been insignificant to date and are expected to remain insignificant in the future.

    In October 1995, Command Audio Corporation ("CAC") was incorporated as a wholly-owned subsidiary of the Company to commercialize a distinct and new audio-on-demand technology that the Company's founder developed during 1994 and 1995. This technology does not involve copy protection or video scrambling, but rather stores digitally broadcast audio programs so that a user can listen to these programs at his or her convenience. For example, a traveler can listen to content that was actually broadcast earlier. During 1996, the Company recognized that its technological, sales and marketing core competencies would not be sufficient to develop the CAC technology fully or to exploit the market opportunities for it. In June 1996, the Board of Directors of the Company approved the discontinuation of the Company's involvement in CAC. The decision to spin off CAC was primarily caused by the fact that the Company lacked the financial resources to pursue both its core business of copy protection and video scrambling and the CAC business. The Company felt that the CAC business would require significant additional investment to exploit the technology commercially, including setting up manufacturing alliances and distribution arrangements. Although the Company decided that its resources should be focused on its core business, it recognized the significant opportunities for the CAC business. In August 1996, the Company divested itself of all but 19.8% of its ownership in CAC. As a result, the financial results of CAC have been treated as discontinued operations.

    In 1997, the Company derived its first revenues from royalties and hardware license fees associated with DVDs. The initial customers implementing the DVD copy protection, from which the royalties have been derived, have been members of the MPAA. The Company expects revenues from DVD media copy protection to increase in 1998 as DVD players are accepted into the market place. Revenues from DVD royalties in 1997 were not significant.

    The Company's cost of revenues consists primarily of manufacturing costs associated with the Company's video scrambling product revenues, service fees paid to licensed duplicators that apply the

Company's videocassette copy protection whenever rights owners license the technology directly from the Company, and costs associated with equipment used in applying the copy protection process at the licensed duplicators. Also included in cost of revenues are patent amortization costs and legal costs associated with the Company's efforts to prevent the sale of devices that attempt to circumvent the Company's video copy protection technologies. The Company's research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. The Company's selling, general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising, professional fees and an allocation of facilities costs.

    The Company has experienced significant seasonality in its business, and the Company's financial condition and results of operations are likely to be affected by seasonality in the future. The Company has typically experienced its highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. The Company believes that this trend has been principally due to the tendency of certain of the Company's customers to release their more popular motion pictures on videocassettes during the Christmas shopping season. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

                                                                                                   YEAR ENDED DECEMBER
                                                                                                           31,
                                                                                                   --------------------
                                                                                                     1997       1996
                                                                                                   ---------  ---------
Net revenues.....................................................................................      100.0%     100.0%
Costs and expenses:
  Cost of revenues...............................................................................       11.9       15.1
  Research and development.......................................................................       11.1       14.8
  Selling and marketing..........................................................................       28.3       29.8
  General and administrative.....................................................................       20.4       20.9
                                                                                                   ---------  ---------
    Total costs and expenses.....................................................................       71.7       80.6
                                                                                                   ---------  ---------
    Operating income from continuing operations..................................................       28.3       19.4
Interest and other income (expense), net.........................................................        2.4       (1.5)
                                                                                                   ---------  ---------
    Income from continuing operations before income taxes........................................       30.7       17.9
Provision for income taxes.......................................................................       11.9        7.2
                                                                                                   ---------  ---------
    Net income from continuing operations........................................................       18.8       10.7
Loss from discontinued operations................................................................         --       (4.8)
                                                                                                   ---------  ---------
    Net income...................................................................................       18.8%       5.9%
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    The following information provides revenue information by general product lines for the periods indicated (dollars in thousands):

                                                                             FOR PERIOD ENDING DECEMBER 31,
                                                                 -------------------------------------------------------
                                                                   1997         %        1996         %       % CHANGE
                                                                 ---------  ---------  ---------  ---------  -----------
Copy Protection Group..........................................  $  17,412       85.6  $  14,953       87.5        16.4%
Video Scrambling Group.........................................      2,739       13.5      2,068       12.1        32.4%
Other..........................................................        189         .9         59         .4       220.3%
                                                                 ---------  ---------  ---------  ---------
Total..........................................................  $  20,340      100.0  $  17,080      100.0        19.1%
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

    NET REVENUES. The Company's net revenues increased 19.1% from $17.1 million in 1996 to $20.3 million in 1997. The Company's copy protection revenues comprise of videocassettes and DVD copy protection and digital PPV. Videocassette and DVD copy protection revenues increased $823,000 or 6.4% from $12,877,000 to $13,700,000 in 1997 compared to 1996 principally due to copy protection royalty revenue from replication of DVDs and license fees from PC and DVD Rom manufacturers. In addition, digital PPV, saw revenues for 1997 of $3,712,000, reflecting an increase of $1.6 million or 78.8% from 1996 as a result of increased shipments of set-top decoders from licensed manufacturers. The Company's video scrambling revenues increased $671,000 or 32.4% from 1996 to 1997. Video scrambling in made up of VES products and components and licensing which use the PhaseKrypt technology. VES product revenue decreased $441,000 or 36.8% from $1,197,000 in 1996 to $756,000 in 1997 as a result of a decline in orders from various government law enforcement agencies. Components and licensing revenue from PhaseKrypt related royalties and hardware and chip sales to licensed cable TV equipment manufacturers in 1997 was $2.0 million, a $1.1 million or 127.8% increase over 1996. The increase in this area was due primarily to the Company's licensee's sale of addressable set-top converters into Brazil, which included royalties from our PhaseKrypt TM scrambling technology. Due primarily to the growth in the Company's digital PPV copy protection and video scrambling businesses, videocassette copy protection revenues from the MPAA studios in the United States declined as a percentage of net revenues, representing 27.3% and 33.4% of the Company's net revenues for 1997 and 1996, respectively.

    In 1997 and 1996, the Company's international and export revenues totaled $9.5 million and $6.5 million, respectively, representing 46.5% and 37.9%, respectively, of the Company's net revenues during those periods. International and export revenues grew primarily as a result of increased usage of videocassette copy protection technology by the MPAA studios in international markets, overseas shipments of copy protection enabled digital PPV set-top decoders from manufacturers and increased growth in PhaseKrypt component sales and licensing fees from new geographic areas. The Company expects that international and export revenues will continue to represent a significant portion of its net revenues and that the Company's future growth will depend to a large extent on continued increases in international and export opportunities.

    COST OF REVENUES. Cost of revenues as a percentage of net revenues was 11.9% in 1997 and 15.1% in 1996 . The variations in cost of revenues as a percentage of net revenues were primarily due to changes in revenue mix between product sales, which have a relatively high cost of revenues, and licensing revenues, which have a relatively low cost of revenues. In the event that revenues from video scrambling products increase as a percentage of net revenues, cost of revenues as a percentage of net revenues will increase. In addition, service fee rates for duplicators were reduced, but were offset by increased patent related expenses and processor equipment costs. See Note 1 of Notes to Consolidated Financial Statements.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $2.2 million and $2.5 million, which represented 11.1% and 14.8% of net revenues, in 1997 and 1996, respectively. The decrease from 1996 to 1997 was principally due to a decrease in consulting fees and project supplies associated with the completion of hardware development of VES products and the Company's Colorstripe technology for use in DVD and digital PPV applications in 1996. One of the major projects started by the Company in 1997 was the joint development effort with Digimarc to develop a video watermarking solution for DVD and other digital video platforms. The Company believes that research and development expenses will increase in dollar amount in the future, but may decline as a percentage of net revenues. There can be no assurance, however, that net revenues will grow as a percentage more rapidly than research and development expenses as a percentage.

    SELLING AND MARKETING. Selling and marketing expenses were $5.8 million and $5.1 million, which represented 28.3% and 29.8% of net revenues, in 1997 and 1996, respectively. The increases from 1996 to 1997 were primarily a result of the hiring of additional employees for PPV and international business development, increased compensation and benefits, and external consulting costs associated with digital

PPV and international marketing. The Company believes that the dollar amount of selling and marketing expenses will increase in the future as the Company incurs the additional costs related to new business development. There can be no assurance, however, that net revenues will grow as a percentage more rapidly than selling and marketing expenses as a percentage.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.1 million and $3.6 million, representing 20.4% and 20.9% of net revenues, in 1997 and 1996, respectively. The increase in 1997 compared to 1996 was primarily related to the additional administrative expenses required in managing a public company compared to a private company, increased compensation and benefits, legal fees associated with the Company's arbitration proceeding with a prior employee and an increase in bad debt expense. The Company believes that the dollar amount of general and administrative expenses will increase in the future as the Company evaluates new business opportunities and completes its first full year as a public company. There can be no assurance, however that net revenues will grow as a percentage more rapidly than general and administrative expenses as a percentage.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net, consists primarily of interest expense on a convertible note and capitalized equipment leases, net of interest income. Interest and other expense was $35,000 and $327,000 in 1997 and 1996, respectively. The decrease in interest expense from 1996 to 1997 was principally attributable to the conversion of a $3.0 million convertible note into Preferred Stock in July 1996 and subsequently into common stock upon completion of the IPO. Interest income was $513,000 and $67,000 in 1997 and 1996, respectively. The increase in 1997 compared to 1996 was a result of interest earned from cash and cash equivalents, short term investments and long-term marketable investment securities primarily from the proceeds received from the IPO. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

    PROVISION FOR INCOME TAXES. The Company's effective rate of taxation on continuing operations was 38.7% and 40.0% in 1997 and 1996, respectively. The provision for income taxes consists primarily of federal income taxes, state taxes and international taxes withheld on foreign revenue. The decrease in such rate from 1996 to 1997 was primarily due to an increase in tax credits and an increase in tax exempt interest. See Note 6 of Notes to Consolidated Financial Statements.

    LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations was $827,000 in 1996, net of income tax benefit. Information related to discontinued operations is as follows (in thousands):

                                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31, 1996
                                                                                                 -----------------
Costs and expenses.............................................................................      $  (1,081)
                                                                                                       -------
  Operating loss...............................................................................         (1,081)
Other income, net..............................................................................              5
                                                                                                       -------
  Loss before income taxes.....................................................................         (1,076)
Income tax benefit, net........................................................................            249
                                                                                                       -------
  Net loss.....................................................................................      $    (827)
                                                                                                       -------
                                                                                                       -------

    The costs and expenses in the above table represent the administration and development costs of CAC, which was incorporated as a wholly-owned subsidiary of the Company in October 1995, to commercialize a distinct and new audio-on-demand technology. In connection with the incorporation of CAC, the Company contributed to CAC the patents that related to the CAC technology. The underlying technology of CAC is distinct from the copy protection and video scrambling technologies that underlie the Company's core business. The employees of CAC have been exclusively involved in the CAC operation since they were hired. None of these employees was involved in the technology development underlying the Company's core business or any other aspect of the Company's business. From its inception until separation, CAC generated no revenues and concentrated exclusively on research and development activities. In the third quarter of 1996, the Company divested itself of all but 19.8% of its ownership in CAC. See Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital improved to $15,266,000 from $2,225,000, an increase of 586%, primarily from proceeds generated from the IPO. The net proceeds to the Company, after underwriting discounts and commissions and other expenses of the Offering, were approximately $13,234,000. In addition, the Company has financed its operations primarily from cash generated by continuing operations. The Company's operating activities from continuing operations provided net cash of $2.4 million and $2.9 million in 1997 and 1996, respectively. In 1997, net cash was provided by net income, increases in deferred revenue and income taxes, partially offset by decreases in accounts payable and accrued expenses and increases in accounts receivable and prepaids. In 1996, net cash was provided primarily by net income, increases in accounts payable, accrued liabilities and deferred revenue, partially offset by increases in accounts receivable and inventories.

    The Company made capital expenditures of $571,000 and $476,000 in 1997 and 1996, respectively. The Company also paid $332,000 and $343,000, respectively, related to patents and other intangibles during those periods. In addition, the Company paid cash dividends on its Series A Preferred Stock of $156,000 and $401,000 in 1997 and 1996, respectively. Upon the closing of the IPO, all shares of Series A Preferred Stock automatically converted into Common Stock, and the Company is no longer be required to pay cash dividends with respect to such stock.

    Since the completion of the IPO, the Company has actively worked to increase the Company's revenues, profits and growth rate, both by effectively managing its existing business opportunities and by pursuing new opportunities. In December 1997, the Company invested $1.5 million in exchange for shares of Digimarc Corporation's preferred stock, reflecting a 6.8% interest in Digimarc. In addition to the investment, the two companies are developing a digital video watermarking solution to control illicit copying of DVDs and other digital media. The Company has maintained its 19.8% ownership in CAC by investing $2.0 million in connection with a round of external third-party financing obtained by CAC.

    The Company believes that the net proceeds from the IPO, together with its existing cash and cash equivalents and cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. At December 31, 1997, the Company had $1.3 million in cash and cash equivalents, $11.2 million in short-term investments and $1.8 million in long-term marketable investment securities. The Company anticipates that capital expenditures for 1998 will aggregate approximately $400,000. In the future, the Company may elect to purchase additional stock in CAC to maintain its 19.8% equity ownership in CAC.

    To the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all. Management intends to invest the Company's excess cash in short-term and long-term, interest bearing, investment grade securities. In February 1998, the Company made a cash investment of approximately $3,500,000 for common stock of C-Dilla, Ltd. and paid to C-Dilla another $1,000,000 in up-front license fees subject to offset against future royalties. (See Investments) Although there are no other present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, from time to time in the ordinary course of business, the Company evaluates potential acquisitions of businesses, products or technologies that are complementary to those of the Company and may in the future use a portion of the Company's cash to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies.

YEAR 2000 ISSUES

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan for the Year 2000 problem entails the research and testing of its computer systems. The plan calls for the compliance verification with external vendors supplying the Company software, the testing of in house engineering and manufacturing software tools and testing software in the Company's products for the Year 2000. To date, the Company has not encountered any material Year 2000 issues concerning its respective computer programs. The Company plans to complete its Year 2000 research and testing by the end of 1999. All costs associated with carrying out the Company's plan for the Year 2000 problem are being expensed as incurred. The costs associated with the Year 2000 problem are not expected to have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

    The response to this item is submitted in a separate section of this report beginning on F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item is incorporated by reference from the infomation under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's definitive Proxy Statement which will be filed with the Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" to be contained in the Proxy Statement.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

    The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

    (b) Reports on Form 8-K

    During the fiscal quarter ended December 31, 1997, the Company filed no Current Reports on Form 8-K.

    (c) Exhibits

  EXHIBIT
  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
      2.01   Form of Merger Agreement by and between Macrovision Corporation, a Delaware Corporation, and Macrovision
               Corporation, a California corporation.*
      3.01   Certificate of Incorporation of Macrovision Corporation.*
      3.02   Amended and Restated Certificate of Incorporation of Macrovision Corporation.
      3.03   Bylaws of Macrovision Corporation.*
      3.04   Amended and Restated Bylaws of Macrovision Corporation.*
      3.05   Certificate of Amendment of Certificate of Incorporation of Macrovision Corporation.
     10.01   Stock Option Plan and related documents of Macrovision Corporation.*
     10.02   Macrovision Corporation's 1996 Equity Incentive Plan and related documents.*
     10.03   Macrovision Corporation's 1996 Directors Stock Option Plan and related documents.*
     10.04   Macrovision Corporation's 1996 Employee Stock Purchase Plan and related documents.*
     10.05   Macrovision Corporation's Executive Incentive Plan.*
     10.06   Employment Agreement dated as of June 5, 1996, between Macrovision Corporation and Victor A. Viegas.*
     10.07   Restricted Stock Purchase Agreement dated as of June 7, 1996, between Macrovision Corporation and Victor
               A. Viegas and related documents, including Promissory Note and Stock Pledge Agreement.*
     10.08   Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers.*
     10.09   Recapitalization and Stock Purchase Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation.*
     10.10   Restricted Stock Acquisition Agreement dated as of July 31, 1996, between Macrovision Corporation and
               Command Audio Corporation, and First Amendment dated as of November 29, 1996.*
     10.11   Technology Transfer and Royalty Agreement dated as of July 31, 1996, between Macrovision Corporation and
               Command Audio Corporation, and First Amendment dated as of November 29, 1996.*
     10.12   Letter dated December 6, 1996 from Macrovision Corporation to Command Audio Corporation.*
     10.13   License Agreement dated September 26, 1995, among Macrovision Corporation, Victor Technobrain Co., Ltd.
               And Video Culture Institute, Inc., Amendment Number One dated June 30, 1996 and Amendment Number Two dated September 30, 1996.*
     10.14   Duplicator Agreement dated as of June 1, 1988, by and between and Victor Company of Japan, Limited.*
     10.15   Technology Application Agreement dated November 29, 1988, by and between Macrovision Corporation and
               Victor Company of Japan, Limited.*
     10.16   Agreement dated July 15, 1994, by and between Macrovision Corporation and Victor Company of Japan,
               Limited.*
     10.17   Copy Protection Technology Agreement dated as of January 7, 1997, between Macrovision Corporation and
               Victor Company of Japan, Limited.*
     10.18   Waiver Agreement dated as of January 6, 1997, between Macrovision Corporation and Pacific Media
               Development, Inc.*

  EXHIBIT
  NUMBER     EXHIBIT TITLE
-----------  --------------------------------------------------------------------------------------------------------
     10.19   Stock and Convertible Note Purchase Agreement dated as of May 24, 1991, among Macrovision Corporation, a trustee for Pacific Media Development, Inc. and A. Victor Farrow and Carol Ann Farrow as Trustees of
               the Farrow Family Trust U/T/D December 18, 1990.*
     10.20   Lease Agreement dated April 21, 1995, by and between Macrovision Corporation and Caribbean Geneva
               Investors.*
     10.21   Standard Sublease dated September 21, 1995, by and between Macrovision Corporation and Deutsch
               Technology Research, together with Lease Agreement dated May 26, 1992, by and between Macrovision
               Corporation and Crossroads Investment Group.*
     10.22   Letter Agreement dated January 14, 1997 by and between Macrovision Corporation and Buena Vista Home
               Video.*/**
     10.23   Technical Consulting Agreement dated as of July 1, 1996 by and between Macrovision Corporation and
               Victor Technobrain Co., Ltd.*
     10.24   Second Amendment to Restricted Stock Acquisition Agreement dated as of January 29, 1997 by and between
               Macrovision Corporation and Command Audio Corporation.*
     10.25   Letter dated February 10, 1997 from Macrovision Corporation to Command Audio Corporation.*
     10.26   Promissory Note dated January 7, 1997 executed by Command Audio Corporation.*
     10.27   Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology
               dated as of February 18, 1997 by and between Macrovision Corporation and Victor Company of Japan,
               Limited.*
     16.01   Letter regarding change in certifying accountant.*
     21.01   List of subsidiaries.*
     23.01   Consent of Independent Auditors
     27.01   1997 Financial Data Schedule.
     27.02   1996 Financial Data Schedule.

------------------------

 *  Previously filed.

** Confidential treatment has been granted with respect to certain portions of these Exhibits. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

    In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of March, 1998.

                                          MACROVISION CORPORATION

                                          By: /s/ WILLIAM A. KREPICK
                                             -----------------------------------
                                             William A. Krepick
                                             President and Chief Operating
                                          Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

                   SIGNATURE                                         TITLE                            DATE
------------------------------------------------  --------------------------------------------  -----------------

/s/ JOHN O. RYAN                                  Chairman of the Board of Directors, Chief
--------------------------------------              Executive Officer and Secretary                March 30, 1998
John O. Ryan

/s/ WILLIAM A. KREPICK
--------------------------------------            President and Chief Operating Officer            March 30, 1998
William A. Krepick

/s/ VICTOR A. VIEGAS                              Vice President, Finance and Administration
--------------------------------------              and Chief Financial Officer                    March 30, 1998
Victor A. Viegas

/s/ RICHARD S. MATUSZAK                           Vice-President, Special Interest Copy
--------------------------------------              Protection and Director                        March 30, 1998
Richard S. Matuszak

/s/ DONNA BIRKS
--------------------------------------            Director                                         March 30, 1998
Donna Birks

/s/ WILLIAM N. STIRLEN
--------------------------------------            Director                                         March 30, 1998
William N. Stirlen

/s/ TOM WERTHEIMER
--------------------------------------            Director                                         March 30, 1998
Tom Wertheimer

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................         F-2

Consolidated Balance Sheets................................................................................         F-3

Consolidated Statements of Income..........................................................................         F-4

Consolidated Statements of Stockholder's Equity............................................................         F-5

Consolidated Statements of Cash Flows......................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Macrovision Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Mountain View, California
February 6, 1998

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------
                                                       ASSETS
Current assets:
  Cash and cash equivalents...................................................................  $   1,314  $   2,409
  Short-term investments......................................................................     11,241         --
  Accounts receivable, net of allowance for doubtful accounts of $684 and $267 as of December
    31, 1997 and 1996, respectively...........................................................      5,240      3,376
  Inventories.................................................................................        433        550
  Receivable from related party...............................................................        279         --
  Deferred tax assets.........................................................................      1,336        929
  Prepaid expenses and other current assets...................................................        430        186
                                                                                                ---------  ---------
    Total current assets......................................................................     20,273      7,450
Property and equipment, net...................................................................      1,722      2,017
Patents and other intangibles, net of accumulated amortization of $796 and $401 as of December
  31, 1997 and 1996, respectively.............................................................      1,098      1,161
Receivable from related party.................................................................         --        329
Long-term marketable investment securities....................................................      1,763         --
Other assets..................................................................................      4,000        996
                                                                                                ---------  ---------
                                                                                                $  28,856  $  11,953
                                                                                                ---------  ---------
                                                                                                ---------  ---------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................................  $     919  $   1,318
  Accrued expenses............................................................................      2,190      2,468
  Deferred revenue............................................................................        944        749
  Income taxes payable........................................................................        846        585
  Current portion of capital lease obligations................................................        108        105
                                                                                                ---------  ---------
    Total current liabilities.................................................................      5,007      5,225
Capital lease obligations, net of current portion.............................................        188        296
Deferred tax liabilities......................................................................         84        360
                                                                                                ---------  ---------
                                                                                                    5,279      5,881

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized; none and 1,376,432 shares
    issued and outstanding as of December 31, 1997 and 1996, respectively.....................         --          1
  Common stock, $.001 par value; 50,000,000 and 100,000,000 shares authorized as of December
    31, 1997 and 1996, respectively; 7,215,195 and 3,951,759 shares issued and outstanding as
    of December 31, 1997 and 1996, respectively...............................................          7          4
  Additional paid-in capital..................................................................     23,277      9,530
  Stockholder notes receivable................................................................       (131)      (157)
  Deferred stock compensation.................................................................        (96)      (240)
  Cumulative translation adjustments..........................................................       (218)      (135)
  Unrealized gain on investments..............................................................          4         --
  Retained earnings (accumulated deficit).....................................................        734     (2,931)
                                                                                                ---------  ---------
    Total stockholders' equity................................................................     23,577      6,072
                                                                                                ---------  ---------
                                                                                                $  28,856  $  11,953
                                                                                                ---------  ---------
                                                                                                ---------  ---------

          See accompanying notes to consolidated financial statements.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           YEAR ENDED DECEMBER
                                                                                                   31,
                                                                                          ----------------------
                                                                                             1997        1996
                                                                                          ----------  ----------
Net revenues............................................................................     $20,340     $17,080
                                                                                          ----------  ----------
Costs and expenses:
  Cost of revenues......................................................................       2,422       2,579
  Research and development..............................................................       2,248       2,527
  Selling and marketing.................................................................       5,765       5,090
  General and administrative............................................................       4,149       3,566
                                                                                          ----------  ----------
    Total costs and expenses............................................................      14,584      13,762
                                                                                          ----------  ----------
Operating income from continuing operations.............................................       5,756       3,318
Interest and other income (expense), net................................................         478        (260)
                                                                                          ----------  ----------
    Income from continuing operations before income taxes...............................       6,234       3,058
Income taxes............................................................................       2,413       1,223
                                                                                          ----------  ----------
    Income from continuing operations...................................................       3,821       1,835
Discontinued operations:
  Loss from operations of CAC business, net of income tax benefit of $204...............          --        (663)
  Provision for operating losses during holding period, net of income tax benefit of
    $45.................................................................................          --        (164)
                                                                                          ----------  ----------
Net income..............................................................................     $ 3,821     $ 1,008
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Computation of basic and diluted earnings per share:
  Income from continuing operations.....................................................     $ 3,821     $ 1,835
  Preferred stock dividends.............................................................        (156)       (587)
                                                                                          ----------  ----------
  Adjusted income from continuing operations............................................       3,665       1,248
  Discontinued operations...............................................................          --        (827)
                                                                                          ----------  ----------
  Earnings applicable to common stock...................................................     $ 3,665     $   421
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Basic earnings (loss) per share:
  Continuing operations.................................................................     $   .57     $   .33
  Discontinued operations...............................................................          --        (.22)
                                                                                          ----------  ----------
    Net income..........................................................................     $   .57     $   .11
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Shares used in computing basic earnings per share.......................................   6,476,000   3,787,000
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Diluted earnings (loss) per share:
  Continuing operations.................................................................     $   .53     $   .29
  Discontinued operations...............................................................          --        (.19)
                                                                                          ----------  ----------
    Net income..........................................................................     $   .53     $   .10
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Shares used in computing diluted earnings per share.....................................   6,960,000   4,280,000
                                                                                          ----------  ----------
                                                                                          ----------  ----------

          See accompanying notes to consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            PREFERRED STOCK           COMMON STOCK       ADDITIONAL    STOCKHOLDER
                                         ----------------------  ----------------------    PAID-IN        NOTES      DEFERRED STOCK
                                          SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL     RECEIVABLE     COMPENSATION
                                         ---------  -----------  ---------  -----------  -----------  -------------  ---------------
Balances as of December 31, 1995.......    833,333   $       1   3,632,719   $       4    $   5,058     $      --       $      --
  Issuance of common stock upon
    exercise of options................         --          --      66,263          --          171            --              --
  Issuance of common stock in exchange
    for stockholder note receivable....         --          --      58,333          --          157          (157)             --
  Issuance of common stock in
    connection with recapitalization of
    Command Audio Corporation..........         --          --     194,444          --          875            --              --
  Conversion of note into 543,099
    shares of Series A preferred
    stock..............................    543,099          --          --          --        3,038            --              --
  Cash dividends of $.405 per share
    paid on 833,333 shares of preferred
    stock, $.117 per share paid on
    543,099 shares of preferred stock,
    and $.135 per share declared on
    1,376,432 shares of preferred
    stock..............................         --          --          --          --           --            --              --
  Deferred stock compensation related
    to stock option grants.............         --          --          --          --          231            --            (231)
  Spin-off of Command Audio
    Corporation, including deferred
    stock compensation.................         --          --          --          --           --            --            (189)
  Amortization of deferred stock
    compensation.......................         --          --          --          --           --            --             180
  Translation adjustment...............         --          --          --          --           --            --              --
  Net income...........................         --          --          --          --           --            --              --
                                         ---------         ---   ---------         ---   -----------        -----           -----
Balances as of December 31, 1996.......  1,376,432           1   3,951,759           4        9,530          (157)           (240)
  Conversion of preferred stock to
    common stock.......................  (1,376,432)         (1) 1,376,432           1           --            --              --
  Issuance of common stock in initial
    public offering, net of issuance
    costs of $1,531....................         --          --   1,764,016           2       13,232            --              --
  Issuance of common stock upon
    exercise of options................         --          --     111,342          --          288            --              --
  Issuance of common stock under stock
    purchase plan......................         --          --      11,646          --           89            --              --
  Cash dividends of $.075 per share
    paid on 1,376,432 shares of
    preferred stock....................         --          --          --          --           --            --              --
  Payment on stockholder note
    receivable.........................         --          --          --          --           --            26              --
  Amortization of deferred stock
    compensation.......................         --          --          --          --           --            --             144
  Tax benefit associated with stock
    plans..............................         --          --          --          --          138            --              --
  Translation adjustment...............         --          --          --          --           --            --              --
  Unrealized gain on investments.......         --          --          --          --           --            --              --
  Net income...........................         --          --          --          --           --            --              --
                                         ---------         ---   ---------         ---   -----------        -----           -----
Balances as of December 31, 1997.......         --   $      --   7,215,195   $       7    $  23,277     $    (131)      $     (96)
                                         ---------         ---   ---------         ---   -----------        -----           -----
                                         ---------         ---   ---------         ---   -----------        -----           -----

                                                                         (ACCUMULATED
                                          CUMULATIVE                       DEFICIT)         TOTAL
                                          TRANSLATION   UNREALIZED GAIN    RETAINED     STOCKHOLDERS'
                                          ADJUSTMENT    ON INVESTMENTS     EARNINGS        EQUITY
                                         -------------  ---------------  -------------  -------------
Balances as of December 31, 1995.......    $    (118)             --       $  (2,099)     $   2,846
  Issuance of common stock upon
    exercise of options................           --              --              --            171
  Issuance of common stock in exchange
    for stockholder note receivable....           --              --              --             --
  Issuance of common stock in
    connection with recapitalization of
    Command Audio Corporation..........           --              --              --            875
  Conversion of note into 543,099
    shares of Series A preferred
    stock..............................           --              --              --          3,038
  Cash dividends of $.405 per share
    paid on 833,333 shares of preferred
    stock, $.117 per share paid on
    543,099 shares of preferred stock,
    and $.135 per share declared on
    1,376,432 shares of preferred
    stock..............................           --              --            (587)          (587)
  Deferred stock compensation related
    to stock option grants.............           --              --              --             --
  Spin-off of Command Audio
    Corporation, including deferred
    stock compensation.................           --              --          (1,253)        (1,442)
  Amortization of deferred stock
    compensation.......................           --              --              --            180
  Translation adjustment...............          (17)                             --            (17)
  Net income...........................           --              --           1,008          1,008
                                               -----             ---     -------------  -------------
Balances as of December 31, 1996.......         (135)             --          (2,931)         6,072
  Conversion of preferred stock to
    common stock.......................           --              --              --             --
  Issuance of common stock in initial
    public offering, net of issuance
    costs of $1,531....................           --              --              --         13,234
  Issuance of common stock upon
    exercise of options................           --              --              --            288
  Issuance of common stock under stock
    purchase plan......................           --              --              --             89
  Cash dividends of $.075 per share
    paid on 1,376,432 shares of
    preferred stock....................           --              --            (156)          (156)
  Payment on stockholder note
    receivable.........................           --              --              --             26
  Amortization of deferred stock
    compensation.......................           --              --              --            144
  Tax benefit associated with stock
    plans..............................           --              --              --            138
  Translation adjustment...............          (83)                             --            (83)
  Unrealized gain on investments.......           --               4              --              4
  Net income...........................           --              --           3,821          3,821
                                               -----             ---     -------------  -------------
Balances as of December 31, 1997.......    $    (218)      $       4       $     734      $  23,577
                                               -----             ---     -------------  -------------
                                               -----             ---     -------------  -------------

          See accompanying notes to consolidated financial statements.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER
                                                                                                       31,
                                                                                              ---------------------
                                                                                                 1997       1996
                                                                                              ----------  ---------
Cash flows from operating activities:
  Net income................................................................................  $    3,821  $   1,008
  Adjustments to reconcile net income to net cash provided by continuing operations:
  Depreciation and amortization.............................................................       1,156      1,002
  Deferred income taxes.....................................................................        (683)      (451)
  Amortization of deferred stock compensation...............................................         144        180
  Loss on disposal of fixed assets..........................................................         105         --
  Tax benefit from employee stock option plan...............................................         138         --
  Change in provision for accounts and notes receivable.....................................         467         13
  Discontinued operations...................................................................          --        827
  Changes in operating assets and liabilities:
    Accounts receivable, inventories, and other current assets..............................      (2,408)      (590)
    Accounts payable, accrued liabilities, deferred revenue, and income taxes payable.......        (221)       916
    Other...................................................................................         (83)       (17)
                                                                                              ----------  ---------
      Net cash provided by continuing operations............................................       2,436      2,888
      Net cash used in discontinued operations..............................................          --     (1,227)
                                                                                              ----------  ---------
      Net cash provided by operating activities.............................................       2,436      1,661
                                                                                              ----------  ---------
Cash flows from investing activities:
  Purchases of long-term marketable investment securities...................................      (1,763)        --
  Purchases of short-term investments.......................................................     (51,737)        --
  Sales or maturities of short-term investments.............................................      40,500      1,200
  Acquisition of property and equipment.....................................................        (571)      (476)
  Payments for patents and other intangibles................................................        (332)      (343)
  Receivable from related party.............................................................          --       (329)
  Investment in Command Audio Corporation and Digimarc Corporation..........................      (3,480)        --
  Other, net................................................................................         (67)        (4)
                                                                                              ----------  ---------
      Net cash (used in) provided by investing activities...................................     (17,450)        48
                                                                                              ----------  ---------
Cash flows from financing activities:
  Payments on capital lease obligations.....................................................        (105)      (117)
  Payments on long-term debt................................................................          --       (696)
  Proceeds from issuance of common stock upon exercise of options...........................         288        171
  Proceeds from issuance of common stock under employee stock purchase plan.................          89         --
  Payment of stockholder note receivable....................................................          26         --
  Proceeds from sale of common stock, net of issuance costs and payments of deferred
    offering costs..........................................................................      13,777       (543)
  Cash dividends............................................................................        (156)      (401)
                                                                                              ----------  ---------
      Net cash (used in) provided by financing activities...................................      13,919     (1,586)
                                                                                              ----------  ---------
Net (decrease) increase in cash and cash equivalents........................................      (1,095)       123
Cash and cash equivalents at beginning of year..............................................       2,409      2,286
                                                                                              ----------  ---------
Cash and cash equivalents at end of year....................................................  $    1,314  $   2,409
                                                                                              ----------  ---------
                                                                                              ----------  ---------
Cash paid during the year:
  Interest..................................................................................  $       12  $     296
                                                                                              ----------  ---------
                                                                                              ----------  ---------
  Income taxes..............................................................................  $    2,364  $   1,446
                                                                                              ----------  ---------
                                                                                              ----------  ---------

          See accompanying notes to consolidated financial statements.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    Macrovision Corporation (the "Company"), was formed in 1983 and designs, develops, and markets video security technologies and products that provide copy protection and video scrambling for motion pictures and other proprietary video materials. The Company is headquartered in Sunnyvale, California and has subsidiaries in the United Kingdom and Japan.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    CASH, CASH EQUIVALENTS, AND INVESTMENTS

    The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and mutual funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consisted of auction rate preferred stock, government bonds and government agency securities. All marketable securities with maturities over one year are classified as marketable long-term investment securities.

    Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1997 and 1996, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity.

    Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    The following is a summary of available-for-sale securities (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Cash equivalents--money market funds.................................................  $     622  $     803
                                                                                       ---------  ---------
Investments:
  Auction rate preferred stock certificates..........................................      3,400         --
  Government bonds...................................................................      9,604         --
                                                                                       ---------  ---------
                                                                                          13,004         --
                                                                                       ---------  ---------
                                                                                       $  13,626  $     803
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As of December 31, 1997, government bond securities totaling $1,763,000 are classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

    As of December 31, 1997, the difference between the fair value and the amortized cost of available-for-sale securities was $4,000 of unrealized gains related to short-term government bonds which has been recorded as a component in stockholders' equity. As of December 31, 1997, the weighted average portfolio duration and contractual maturity was approximately six months.

    INVENTORIES

    Inventories are stated at the lower of first-in, first-out basis cost or market.

    PROPERTY AND EQUIPMENT

    Property and equipment, including significant improvements, are carried on the consolidated balance sheet at cost. The Company computes depreciation for all property and equipment using the straight-line method. The estimated useful lives of assets range from three to five years. Amortization of equipment recorded under capital leases is computed over the shorter of the lease term or the estimated useful life of the equipment.

    PATENTS

    Patent application costs of $868,000 and $604,000 as of December 31, 1997 and 1996, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years. Prior to January 1, 1997, the Company amortized the patents over the shorter of the estimated useful life of the patent or 17 years. This change did not have a material affect on the consolidated financial statements for the year ended December 31, 1997.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    OTHER ASSETS

    The Company owns a minority interest in Command Audio Corporation (CAC), a developer of audio-on-demand technology, and Digimarc Corporation, a developer of proprietary digital watermarking technology, and accounts for such investments under the cost method. Other-than-temporary declines in

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the fair value of these investments are included in the consolidated statements of income. Such investments are included in other assets on the accompanying consolidated balance sheets. See Note 2 to Notes to Consolidated Financial Statements.

    REVENUE RECOGNITION

    Advanced license fees attributable to minimum copy quantities or shared revenues are deferred until earned. Revenue from the duplication of videocassettes and the replication of digital versatile discs ("DVDs") is earned based upon reported or estimated volume of each or, in the case of agreements with minimum guaranteed payments with no specified volume, on a straight-line basis over the life of the agreement. Retroactive rebate credits on certain agreements that contain volume pricing adjustments or return provisions are accrued based upon anticipated unit volume. Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital pay-per-view ("PPV"), cable and satellite system operators, and set-top decoder manufacturers, is recognized upon contract signing and performance of all significant obligations. Royalty revenue associated with technology licenses is recognized when earned based upon reported unit sales, transaction based fees, or box office receipts. Revenues from the sales of encoders, decoders, and systems incorporating the Company's video copy protection and scrambling technologies are recognized upon shipment provided that the Company has no significant additional performance obligations.

    COST OF REVENUES

    The Company has agreements with certain licensed duplicators utilized by customers of the Company's video copy protection technology. The Company has agreed to pay these duplicators a specified service fee per unit duplicated utilizing the Company's video copy protection technology to help offset the cost of operating the Company's copy protection equipment and reporting the volume of copy protected videocassettes. Such amounts are charged to cost of revenues when incurred and were $362,000, and $596,000 for 1997 and 1996, respectively.

    Video copy protection technology has stimulated the development of "black boxes" to defeat the video copy protection process. The Company owns patents that it believes are infringed by these "black box" manufacturers. The Company has successfully settled legal actions against a number of companies that produced and distributed "black boxes." As part of the legal settlement, these companies have agreed to cease and desist from manufacturing, distributing, and/or selling the infringing products. The outside legal costs associated with protecting these patents amounted to $70,000 and $30,000 during 1997 and 1996, respectively, and are included in cost of revenues as incurred. Not included in these patent costs are the costs associated with in-house legal staffing and engineering support. Cost of revenues also includes amortization of patents.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using a weighted average exchange rate for the respective periods. Adjustments resulting from such translation are included in stockholders' equity. Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    BUSINESS AND CONCENTRATION OF CREDIT RISK

    The Company sells its video scrambling products and licenses its video copy protection and video scrambling technologies to customers in the home videocassette, DVD, pay-per-view, cable, satellite, and corporate communication markets primarily in United States, Europe, Japan, and the Far East. Most of the Company's business is attributed to the licensing of its video copy protection technology through Motion Picture Association of America movie studios and other rights owners. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company's video scrambling technology is licensed to manufacturers of analog cable Pay TV set-top decoders in developing cable television markets. The Company sells encoders and decoders that incorporate other scrambling technologies to private analog satellite networks for business communications, education, and special interest entertainment. The Company also sells specialized video scrambling systems in the government, military, and law enforcement markets.

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality financial institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments or recency of entering into such instrument as in the case of the Company's investments in CAC and Digimarc.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. Revenues from three significant customers aggregated 37% for the year ended December 31, 1996. Revenue from one customer accounted for 11% of net revenue for the year ended December 31, 1997. At December 31, 1997 receivables from one customer represented 25% of net accounts receivable.

    YEAR 2000

    Many computer programs historically have been written using two digits rather than four to define the applicable year. As a result, these programs will not properly recognize dates subsequent to 1999. The Company's plan for the Year 2000 problem entails the research and testing of its computer systems. The plan calls for the compliance verification with external vendors supplying the Company software, the testing of in house engineering and manufacturing software tools and testing software in the Company's products for the Year 2000. To date, the Company has not encountered any material Year 2000 issues concerning its respective computer programs. The Company plans to complete it Year 2000 research and testing by the end of 1999. All costs associated with carrying out the Company's plan for the Year 2000 problem are being expensed as incurred. The costs associated with the Year 2000 problem are not expected to have a material adverse effect on the Company's business, financial condition and results of operations.

    NET INCOME PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("EPS"). In accordance with SFAS No. 128, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Common equivalent shares from preferred stock have been excluded from the computation of diluted EPS because the effect of the inclusion would be antidilutive. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands except for per share amounts):

                                                                                             DECEMBER 31,
                                                                                         --------------------
                                                                                           1997       1996
                                                                                         ---------  ---------
Basic EPS--weighted average number of common shares outstanding........................      6,476      3,787
Effect of dilutive common equivalent shares -- stock options outstanding...............        484        493
                                                                                         ---------  ---------
Diluted EPS -- weighted average number of common shares and common equivalents shares
  outstanding..........................................................................      6,960      4,280
                                                                                         ---------  ---------
                                                                                         ---------  ---------

    STOCK BASED COMPENSATION

    The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REGISTRATION STATEMENT

    In December 1996, the Board of Directors authorized the filing of a registration statement with the SEC permitting the Company and certain stockholders of the Company to sell shares of the Company's common stock in connection with a proposed IPO. Upon closing of the IPO, all outstanding shares of preferred stock automatically converted into 1,376,432 shares of common stock.

    REINCORPORATION

    In December 1996, the Board of Directors approved the Company's reincorporation in the state of Delaware which became effective on February 14, 1997. The Certificate of Incorporation of the Delaware successor corporation authorizes 50,000,000 shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.001 par value per share. The Board of Directors also approved a 1 for 1.8 reverse stock split of common and preferred stock which became effective on February 26, 1997. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation and reverse stock split.

(2) FINANCIAL STATEMENT DETAILS

    INVENTORIES

    Inventories consisted of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Raw materials...........................................................................  $     203  $     260
Work in progress........................................................................         --         73
Finished goods..........................................................................        230        217
                                                                                          ---------  ---------
                                                                                          $     433  $     550
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    PROPERTY AND EQUIPMENT, NET

    Property and equipment consisted of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Machinery and equipment..............................................................  $   3,263  $   2,977
Leasehold improvements...............................................................        950        913
Furniture and fixtures...............................................................        438        429
                                                                                       ---------  ---------
                                                                                           4,651      4,319
Less accumulated depreciation and amortization.......................................      2,929      2,302
                                                                                       ---------  ---------
                                                                                       $   1,722  $   2,017
                                                                                       ---------  ---------
                                                                                       ---------  ---------

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(2) FINANCIAL STATEMENT DETAILS (CONTINUED)
    Equipment recorded under capital leases aggregated $518,000 with related accumulated amortization of $233,000 and $130,000 as of December 31, 1997 and 1996, respectively.

    OTHER ASSETS

    Other assets consisted of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Investment in CAC....................................................................  $   2,337  $     357
Investment in Digimarc...............................................................      1,500         --
Deferred offering costs..............................................................         --        543
Deposits and other assets............................................................        163         96
                                                                                       ---------  ---------
                                                                                       $   4,000  $     996
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    In December 1997, the Company invested $1,500,000 in Digimarc in exchange for shares of Digimarc's preferred stock, or 6.8% ownership. Digimarc is a private company headquartered in Portland, Oregon. Its products include proprietary digital watermarking technology used in information embedding, enabling image identification, copyright protection and facilitating electronic commerce.

    ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Accrued compensation.................................................................  $   1,142  $   1,069
Accrued professional fees............................................................        409        234
Accrued rebates......................................................................         30        595
Other accrued liabilities............................................................        609        570
                                                                                       ---------  ---------
                                                                                       $   2,190  $   2,468
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, consisted of the following (in thousands):

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
Interest income.........................................................................  $     513  $      67
Interest expense........................................................................        (12)      (284)
Other...................................................................................        (23)       (43)
                                                                                          ---------  ---------
                                                                                          $     478  $    (260)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(2) FINANCIAL STATEMENT DETAILS (CONTINUED)
    SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information related to noncash investing and financing activities is as follows (in thousands):

                                                                                       YEAR ENDED DECEMBER
                                                                                               31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Acquisition of equipment under capital lease.........................................         --  $     518
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Issuance of common stock in exchange for stockholder notes receivable................         --  $     157
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Conversion of convertible note into preferred stock..................................         --  $   3,038
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Deferred stock compensation related to stock option grants...........................         --  $     231
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Issuance of common stock in connection with recapitalization.........................         --  $     875
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Pro rata stock dividend distribution in connection with spin-off.....................         --  $   1,253
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Deferred stock compensation related to spin-off......................................         --  $     189
                                                                                       ---------  ---------
                                                                                       ---------  ---------
Conversion of preferred stock into common stock......................................  $   7,433         --
                                                                                       ---------  ---------
                                                                                       ---------  ---------

(3) DEBT

    The Company issued to Pacific Media Development, Inc. ("Pacific Media"), an indirect wholly owned subsidiary of JVC and the holder of the Series A convertible preferred stock (see Note 5), a convertible note with a principal value of $3,038,000, which bore interest at a rate of 16.38% per annum payable quarterly. The note was due in June 2001 and could have been extended for an additional 10 years upon the mutual agreement of Pacific Media and the Company. At the option of Pacific Media, the note was convertible into 543,099 shares of Series A convertible preferred stock, subject to adjustment based upon certain provisions of the note agreement. The note entitled Pacific Media to voting rights equal to one vote for each share of common stock into which the note could be converted, and the note entitled the holder to representation on the Company's Board of Directors. In July 1996, the note was converted into 543,099 shares of Series A convertible preferred stock.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(4) DISCONTINUED OPERATIONS AND TRANSACTIONS WITH RELATED PARTIES

    DISCONTINUED OPERATIONS

    In October 1995, Command Audio Corporation ("CAC") was incorporated as a wholly-owned subsidiary of the Company to commercialize a distinctly new audio-on-demand technology. On June 28, 1996, the Board of Directors approved the discontinuation of the Company's involvement in CAC. CAC's operations, technology, and employee base were discrete and separate from those of the Company. From its inception until separation, CAC generated no revenues and concentrated exclusively on research and development activities. In conjunction with this decision, the Company entered into a Recapitalization and Stock Purchase Agreement whereby the Company invested an additional $1,000,000 into CAC, provided 194,444 shares of the Company's common stock to CAC pursuant to a Restricted Stock Acquisition Agreement, and surrendered the Company's 500,000 shares of CAC's Series A preferred stock in exchange for 604,000 shares of CAC common stock and 396,000 shares of CAC Series B preferred stock. Additionally, the Company assigned to CAC all rights in certain technology and released its reversion rights in technology that the Company had previously assigned to CAC. In consideration of such assignment and release, CAC agreed to pay to the Company royalties equal to 2% of CAC's gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at the election of the Company, at any time prior thereto. No amounts have been paid to the Company under this arrangement.

    In August 1996, the Company distributed a portion of the 1,604,000 shares of CAC common stock to the Company's stockholders on a pro rata basis as a dividend and the remainder of the CAC common stock to the Company's employees as a stock bonus while retaining the 396,000 shares of CAC Series B preferred stock, representing a 19.8% interest in CAC. The CAC Common Stock that was distributed to the Company's employees resulted in the recognition of $189,000 of deferred compensation expense. This amount is being amortized over the 17 month vesting period.

    On December 6, 1996, the Company offered to repurchase 55,555 shares of its common stock issued to CAC pursuant to a Restricted Stock Acquisition Agreement for $9.00 per share and CAC released their demand registration rights. The offer was subsequently rescinded and the Company agreed to allow CAC to sell its shares of the Company in the IPO.

    Information relating to discontinued operations for the year ended December 31, 1996, is as follows (in thousands):

                                                                                                  1996
                                                                                                ---------
Costs and expenses............................................................................  $  (1,081)
                                                                                                ---------
  Operating loss..............................................................................     (1,081)
Other income, net.............................................................................          5
                                                                                                ---------
  Loss before income taxes....................................................................     (1,076)
Income tax benefit, net.......................................................................        249
                                                                                                ---------
  Loss from discontinued operations...........................................................  $    (827)
                                                                                                ---------
                                                                                                ---------

    CAC maintained its own set of accounts and identified expenses directly attributable to CAC's operations. Where the Company provided services to CAC and the specific identification of the related expenses was not practicable, the expenses were recorded based upon an allocation of such items. This

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(4) DISCONTINUED OPERATIONS AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED) allocation was based upon the proportional benefit received by CAC and, in management's opinion, represents a fair and reasonable estimate of expenses incurred by CAC. Amounts receivable from CAC related to such services are included in the accompanying consolidated balance sheets as of December 31, 1997 and 1996, as receivable from a related party.

    The Company has recorded its investment in CAC based upon its historical cost adjusted for losses incurred by CAC. The Company intends to hold this investment for the long-term and monitors the recoverability of this investment based on management's estimates of the fair value of CAC based on the achievements of milestones specified in CAC's business plan. In the future, the Company expects to evaluate the recoverability of this investment based on successive rounds of third-party financing obtained by CAC. The investment is classified in other assets in the accompanying consolidated balance sheet as of December 31, 1997 and 1996. The Company is not obligated by contract to provide future funding to CAC and does not have the ability to exert significant influence over the financial and operating policies of CAC. The Company accounts for this investment by the cost method.

    TRANSACTIONS WITH RELATED PARTIES

    The Company and JVC are parties to a Technology Application Agreement dated November 29, 1988 (the "Application Agreement"), a Duplicator Agreement dated June 1, 1988 (the "Duplicator Agreement") and an Agreement dated July 15, 1994 (the "Video Agreement"). Pursuant to the Application Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by JVC. Pursuant to the Duplicator Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by certain of the Company's licensees. Pursuant to the Video Agreement, JVC developed a prototype of equipment to apply a copy protection process to prerecorded videocassettes, and granted the Company exclusive rights to purchase such equipment from JVC for resale and to sublicense the copy protection technology for use with the equipment. For the years ended December 31, 1997 and 1996, the Company recorded revenue from JVC of approximately $234,000 and $78,000, respectively, and recorded expenses payable to JVC of approximately $22,000 and $12,000, respectively under these agreements.

    In connection with a license agreement dated September 26, 1995 among the Company, Victor Technobrain Co., Ltd. ("Techno"), a wholly owned subsidiary of JVC, and an unrelated party, the Company has paid Techno a development fee of $50,000 which has been recorded as an offset to the revenue recognized from the unrelated party. An additional $50,000 was owed to Techno as of December 31, 1996 and paid in 1997 upon receipt of the final license payment from the unrelated party.

    The Company's Japanese subsidiary and Techno are parties to a Technical Consulting Agreement dated July 1, 1996 pursuant to which Techno provides technical consulting services as assigned by certain officers of the Company or Macrovision Japan in connection with technical support subject to an hourly rate of approximately $85 per hour, subject to a minimum consulting fee of approximately $1,700 per quarter, and reimbursement of expenses related to the performance under the agreement.

    In January 1997, the Company and JVC entered into a Copy Protection Technology Agreement in which the Company has agreed to continue to license its copy protection technologies to third parties in the event of the acquisition of the Company by a party other than JVC. Further, the Company has granted

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(4) DISCONTINUED OPERATIONS AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED) to JVC the right to sublicense the Company's copy protection technologies with 95% of the royalties from such sublicenses payable to the Company or successor in the event that the Company fails to make its copy protection technologies generally available for licensing to third parties following an acquisition of the Company.

    In 1997, the Company entered into several agreements with JVC or its wholly owned subsidiaries including a Copy Protection License Agreement, a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology and a Replicator Agreement. The terms and conditions of these agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from JVC of approximately $59,000 during the year ended December 31, 1997.

    In 1996 and 1997, the Company entered into agreements with Matsushita, which owns approximately 52% of JVC, including a Copy Protection Technology License Agreement, a Digital Versatile Disc Player/ Digital Video Cassette Recorder License Agreement for Anticopy Technology and a Component Supplier Non-Assertion and Technical Services Agreement. The terms and conditions of such agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from Matsushita of approximately $111,000 and $56,000 during the years ended December 31, 1997 and 1996, respectively.

(5) STOCKHOLDERS' EQUITY

    SERIES A CONVERTIBLE PREFERRED STOCK

    The Company's Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock, of which 1,376,432 shares were designated as Series A. In June 1991, the Company issued to Pacific Media (the "Purchaser") 833,333 shares of Series A convertible preferred stock for gross proceeds of $4,500,000. The shares were convertible into the Company's common stock on a one-for-one basis at the option of the holder or automatically upon a qualifying IPO. Each share of Series A convertible preferred stock entitled its holder to one vote for each share of common stock into which such shares could be converted, not to exceed voting rights equivalent to 49% of the outstanding voting stock. Cumulative dividends at the rate of $.54 per share per year were payable quarterly to the holder of the Series A convertible preferred stock. The holder of the Series A convertible preferred stock is entitled to $5.40 per share in the event of any liquidation, dissolution, or winding up of the Company, plus an amount equal to all declared but unpaid dividends, prior and in preference to any distribution to the holders of common stock.

    In conjunction with the issuance of the Series A convertible preferred stock and the convertible note, the Company agreed to grant certain rights to the Purchaser, which included a first right to purchase a pro rata share of any equity offering of the Company excluding shares issued for (a) an IPO or (b) an acquisition of another corporation, if such exclusions will not reduce the purchaser's pro rata ownership share of the Company below 25%, (c) stock dividend or splits, and (d) stock compensation plans. Further, the purchaser has entered into an agreement with the holders of common stock and optionees of the Company as of June 12, 1991, giving the purchaser the right to acquire all of their shares of common stock and options at a predetermined price upon notice from the Company that it has filed a registration

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(5) STOCKHOLDERS' EQUITY (CONTINUED)
statement in connection with an IPO. In January 1997, the Company and Pacific Media entered into a Waiver Agreement, pursuant to which Pacific Media waived its right to purchase shares of the Company's common stock from stockholders and optionholders triggered by the filing of the registration statement in connection with the IPO and any pre-effective amendments thereto filed prior to April 1, 1997. Upon the completion of the IPO, all rights of Pacific Media to purchase common stock of the Company from such persons expired.

    RESTRICTED STOCK

    On June 7, 1996, the Company issued 58,333 shares of common stock at a price of $2.70 per share pursuant to a restricted stock purchase agreement to an officer of the Company in exchange for a full recourse promissory note secured by the shares in the principal amount of $157,000. Interest accrues at the rate of 6.58% per annum. Principal and accrued interest, if any, are due and payable on June 7, 2001. The Company has the right to repurchase the stock at the original sales price upon the termination of the purchaser's employment with the Company. The repurchase right lapses at a rate of 1/6 after June 7, 1997, 1/3 after June 7, 1998, and 1/2 after June 7, 1999. As of December 31, 1997, there were 48,611 shares subject to the repurchase right and the remaining principal of the note was $131,000.

    STOCK OPTION AND PURCHASE PLANS

    In December 1996, the Company adopted the 1996 Equity Incentive Plan (the "Equity Incentive Plan"), which serves as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). Options granted under the 1988 Plan before its termination continue to remain outstanding in accordance with their terms, but no further options may be granted under the 1988 Plan. Nonstatutory stock options and incentive stock options granted under the 1988 Plan were exercisable at prices not less than 85% and 100%, respectively, of the fair value of the Company's common stock on the date of grant, as determined by the Company's Board of Directors. The options were generally exercisable over a 3-year vesting period and expire 7 to 10 years from date of grant.

    Pursuant to the Equity Incentive Plan, the Company's Board of Directors has reserved 1,332,222 shares of common stock for issuance. The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Options granted under the Equity Incentive Plan will have a maximum term of ten years and generally vest over three years at the rate of 1/6, 1/3 and 1/2, respectively.

    In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 140,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's proposed IPO. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 1997, the Company issued 11,646 shares pursuant to the Purchase Plan.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 60,000 shares of common stock for issuance thereunder. The Directors Plan provides for the initial grant of a nonqualified option to purchase 5,000 shares of common stock on the date the eligible director first becomes a director and the additional grant of a nonqualified option to purchase 3,000 shares of Common Stock annually thereafter. Options will vest at the rate of 2.08% per month so long as the director continues to serve on the Board on such dates. The Company's stockholders approved the Directors Plan in February 1997. During 1997, the Company granted options to purchase 15,000 shares of common stock.

    The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its plans because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for options and restricted stock granted in May and June 1996. With respect to the options and restricted stock granted in May and June 1996, the Company has recorded deferred stock compensation of $231,000 for the difference at the grant date between the exercise price and the fair value, as determined by an independent valuation, of the restricted stock and the common stock underlying the options. This amount is being amortized on a straight-line basis over the vesting period of the individual options and restricted stock, generally three years.

    If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                                YEAR ENDED DECEMBER
                                                                                                        31,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------
Net income                                      As reported...................................  $   3,821  $   1,008
                                                Adjusted pro forma............................      3,388        931
Diluted net income per share                    As reported...................................        .53        .10
                                                Adjusted pro forma............................        .46        .08

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of each option is estimated on the date of grant using the Black-Scholes method in 1997 and the minimum value method in 1996 with the following weighted average assumptions for options and the ESPP plan:

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                             1997            1996
                                                                          -----------  ----------------
OPTION PLANS:
Dividends...............................................................     None            None
Expected term...........................................................  4.56 years      4.0 years
Risk free interest rate.................................................     6.07%          5.82%
Volatility rate.........................................................     64.7%           None

ESPP PLAN:
Dividends...............................................................     None       Not applicable
Expected term...........................................................  1.25 years    Not applicable
Risk free interest rate.................................................     5.42%      Not applicable
Volatility rate.........................................................     62.4%      Not applicable

    Activity under the Company's option plans is as follows:

                                                                   NUMBER OF   WEIGHTED-AVERAGE
                                                                    SHARES      EXERCISE PRICE
                                                                  -----------  -----------------
Outstanding as of December 31, 1995.............................     707,889       $    2.66
Granted.........................................................     142,050            4.26
Canceled........................................................     (83,111)           2.69
Exercised.......................................................     (66,263)           2.57
                                                                  -----------
Outstanding as of December 31, 1996.............................     700,565            2.99
Granted.........................................................     126,154           11.81
Canceled........................................................     (17,034)           4.17
Exercised.......................................................    (111,342)           2.59
                                                                  -----------
Outstanding as of December 31, 1997.............................     698,343            4.62
                                                                  -----------
                                                                  -----------

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Options exercisable at period-end.......................................    379,042    365,258

Weighted average fair value of options granted during the
 period.................................................................  $    6.87  $     .88

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(5) STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                                                                  EXERCISABLE
                                           OUTSTANDING                     --------------------------
                        -------------------------------------------------                 WEIGHTED
                                    WEIGHTED AVERAGE                                       AVERAGE
  RANGE OF EXERCISE     NUMBER OF       REMAINING       WEIGHTED AVERAGE     NUMBER       EXERCISE
        PRICES           SHARES     CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE      PRICE
----------------------  ---------  -------------------  -----------------  -----------  -------------
$2.25 - 2.70..........    530,252            6.90 year      $    2.70         369,844     $    2.70
$7.20 - 9.00..........     99,114            9.07                8.10           8,678          7.60
$13.62 - 14.50........     68,977            9.78               14.44             520         14.13
                        ---------                                          -----------
                          698,343            7.49                4.62         379,042          2.82
                        ---------                                          -----------
                        ---------                                          -----------

(6) INCOME TAXES

    Income taxes consisted of the following (in thousands):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Current:
  Federal..................................................................  $   2,169  $   1,146
  Foreign..................................................................        383         71
  State....................................................................        544        208
                                                                             ---------  ---------
    Total current..........................................................      3,096      1,425
                                                                             ---------  ---------

Deferred:
  Federal..................................................................       (554)      (305)
  State....................................................................       (129)      (146)
                                                                             ---------  ---------
    Total deferred.........................................................       (683)      (451)
                                                                             ---------  ---------
                                                                             $   2,413  $     974
                                                                             ---------  ---------
                                                                             ---------  ---------

    Total tax expense (benefit) has been allocated as follows (in thousands):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Continuing operations......................................................  $   2,413  $   1,223
Discontinued operations....................................................         --       (249)
                                                                             ---------  ---------
                                                                             $   2,413  $     974
                                                                             ---------  ---------
                                                                             ---------  ---------

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(6) INCOME TAXES (CONTINUED)
    The Company's effective tax rate differs from the statutory federal tax rate as follows (in thousands):

                                                                               YEAR ENDED DECEMBER
                                                                                       31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Computed "expected" tax expense..............................................  $   2,120  $     674
State tax expenses, net of federal benefit...................................        274         98
Tax credits..................................................................        (87)       (45)
Foreign taxes................................................................         47         15
Exempt interest..............................................................       (144)       (13)
Write-off of discontinued operations deferred tax asset......................         --        203
Other........................................................................        203         42
                                                                               ---------  ---------
                                                                               $   2,413  $     974
                                                                               ---------  ---------
                                                                               ---------  ---------

    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Deferred tax assets:
  Accrued liabilities and reserves.........................................  $     673  $     598
  Allowance for doubtful accounts..........................................        272        106
  Depreciation and amortization............................................        707        338
  Deferred revenue.........................................................        382        238
  Other....................................................................         --         32
                                                                             ---------  ---------
    Total gross deferred tax assets........................................      2,034      1,312

Deferred tax liabilities:
  Patents..................................................................        782        743
                                                                             ---------  ---------
    Net deferred tax assets................................................  $   1,252  $     569
                                                                             ---------  ---------
                                                                             ---------  ---------

    Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

(7) COMMITMENTS

    LEASES

    The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Additionally, the Company leases certain equipment pursuant to a capital lease agreement.

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(7) COMMITMENTS (CONTINUED)
    Future minimum lease payments pursuant to these leases as of December 31, 1997, were as follows (in thousands):

                                                                             CAPITAL     OPERATING
                                                                              LEASE       LEASES
                                                                           -----------  -----------
1998.....................................................................   $     116    $     463
1999.....................................................................         116          448
2000.....................................................................          78          411
2001.....................................................................          --          426
2002 and thereafter......................................................          --          217
                                                                                -----   -----------
Total....................................................................         310    $   1,965
                                                                                        -----------
                                                                                        -----------
Less amounts representing interest.......................................          14
                                                                                -----
Present value of minimum capital lease payments..........................         296
Less current portion of capital lease liability..........................         108
                                                                                -----
Capital lease liability, net of current portion..........................   $     188
                                                                                -----
                                                                                -----

    Rent expense was $469,000, and $441,000 as of December 31, 1997 and 1996, respectively.

    EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $9,500 in 1997. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan and had made no voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $1,900 in 1997 and 1996. Matching contributions aggregated $54,000 and $60,000 for the year ended December 31, 1997 and 1996, respectively, and are fully vested after three years of service.

(8) CONTINGENCIES

    In October 1995, a former officer and director of the Company filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. The plaintiff maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between the plaintiff and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. The plaintiff filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously. In

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(8) CONTINGENCIES (CONTINUED)
the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit.

(9) SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one industry segment and is engaged in developing and licensing or selling its video copy protection and video scrambling technologies to customers in the home videocassette, pay-per-view, cable, satellite, and corporate communications markets primarily in the United States, Europe, Japan and the Far East. The distribution of revenues, operating income, and assets by geographic area is as follows (in thousands):

                                                                          YEAR ENDED DECEMBER
                                                                                  31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Revenues:
  United States.........................................................  $  18,960  $  15,823
  Foreign operations....................................................      1,380      1,257
                                                                          ---------  ---------
  Total revenues........................................................  $  20,340  $  17,080
                                                                          ---------  ---------
                                                                          ---------  ---------
Operating income from continuing operations:
  United States.........................................................  $   5,513  $   3,064
  Foreign operations....................................................        242        254
                                                                          ---------  ---------
    Total operating income..............................................  $   5,755  $   3,318
                                                                          ---------  ---------
                                                                          ---------  ---------

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Identifiable assets:
  United States.........................................................  $  27,524  $  10,844
  Foreign operations....................................................      1,438      1,215
                                                                          ---------  ---------
    Subtotal identifiable assets........................................     28,962     12,059
  Eliminations..........................................................       (106)      (106)
                                                                          ---------  ---------
    Total identifiable assets...........................................  $  28,856  $  11,953
                                                                          ---------  ---------
                                                                          ---------  ---------

    United States revenue includes export sales to the following geographic areas (in thousands):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Europe.....................................................................  $   3,200  $   2,166
Japan......................................................................      1,500      1,099
Rest of world..............................................................      3,382      1,947
                                                                             ---------  ---------
                                                                             $   8,082  $   5,212
                                                                             ---------  ---------
                                                                             ---------  ---------

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996

(10) SUBSEQUENT EVENTS (UNAUDITED)

    On February 17, 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, Ltd., a UK company (C-Dilla) for a purchase price of L2,121,212 (approximately $3,500,000). On February 17, 1998, the Company also entered into a Software Marketing Licence and Development Agreement, (the Agreement) under which it has obtained, for an initial five-year term, the world-wide exclusive license to market in the consumer multimedia software market C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid L606,060 (approximately $1,000,000) in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. In the event that the Company fails to reach minimum royalty levels of $2,000,000 in year three of the Agreement, $5,000,000 in year four, and $10,000,000 in year five, the license becomes a non-exclusive license for the term of the Agreement. Additionally, in connection with C-Dilla's granting of licenses for certain of its products outside of the markets for which the Company has been granted rights under the Agreement, C-Dilla will pay to the Registrant royalties of between 7.5% to 30% of revenues from such licenses. The Company has the option to extend the initial term of the Agreement for an additional five year period upon payment of an option fee of $1,000,000 and an additional license fee of $5,000,000 which fee may be paid through future increased royalty payments.

    Under the terms of the Agreement, the Company also agreed to develop jointly with C-Dilla certain other proprietary copy protection technologies for CD-ROM, DVD-ROM and other digital delivery methods. (See Form 8-K filed March 5, 1998).