Form 10QSB
period 1998-03-31
MACROVISION CORP
filed 1998-05-15
CIK 1027443

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X    No
                  ------     -----

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____ No ____


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                             Outstanding as of April 30, 1998

Common Stock                      7,274,640


Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---

                            MACROVISION CORPORATION

                                  FORM 10-QSB

                                     INDEX




PART I.  FINANCIAL INFORMATION                                           Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
            as of March 31, 1998 (unaudited) and December 31, 1997........... 4

         Condensed Consolidated Statements of Income (unaudited)
            for the Three Months Ended March 31, 1998 and 1997............... 5

         Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Three Months Ended March 31, 1998 and 1997............... 6

         Notes to Condensed Consolidated Financial Statements................ 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 12

Item 2-3  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders................ 12

Item 5.   Other Information ................................................. 12

Item 6.   Exhibits and Reports on Form 8-K .................................. 13

Signatures................................................................... 13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                                               March 31,    December 31,
                                                                                 1998          1997
                                                                              ----------   ------------
ASSETS                                                                        (Unaudited)   (Audited)
Current assets:
 Cash and cash equivalents                                                    $  2,784      $  1,314
 Short-term investments                                                          8,823        11,241
 Accounts receivable, less allowance for doubtful
   accounts of $681 and $684                                                     4,118         5,240
 Inventories                                                                       545           433
 Deferred tax assets                                                             1,418         1,336
 Prepaid expenses and other assets                                                 717           709
                                                                              ----------   -----------
   Total current assets                                                         18,405        20,273

Property and equipment, net                                                       1,614        1,722
Patents and other intangibles, net                                                1,132        1,098
Long-term marketable investment securities                                          751        1,763
Other assets                                                                      8,534        4,000
                                                                              ----------    ----------
                                                                              $  30,436    $  28,856
                                                                              ----------    ----------
                                                                              ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $  888       $   919
 Accrued expenses                                                                1,740         2,190
 Deferred revenue                                                                1,705           944
 Income taxes payable                                                              899           846
 Current portion of capital lease                                                  109           108
                                                                              ----------    ----------
   Total current liabilities                                                     5,341         5,007
                                                                              ----------    ----------
Capital lease liability                                                            160           188
Deferred tax liabilities                                                            72            84
                                                                              ----------   ----------
 TOTAL LIABILITIES                                                               5,573         5,279
Stockholders' equity:
 Common stock                                                                        7             7
 Additional paid-in capital                                                     23,534        23,277
 Stockholders note receivable                                                     (131)         (131)
 Deferred stock compensation                                                       (61)          (96)
 Accumulated other comprehensive income                                           (214)         (214)
 Retained earnings                                                               1,728           734
                                                                              ----------  ----------
 TOTAL STOCKHOLDERS' EQUITY                                                     24,863        23,577
                                                                              ----------  ----------
                                                                             $  30,436    $   28,856
                                                                              ----------  ----------
                                                                              ----------  ----------

See the accompanying notes to these condensed consolidated financial statements.

                          MACROVISION CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
                                        (Unaudited)

                                                                              Three Months Ended
                                                                            March 31,      March 31,
                                                                              1998           1997
                                                                            ---------     ----------
Net revenues                                                                $   5,178      $  4,564
Costs and expenses:
 Cost of revenues                                                                 398           681
 Research and development                                                         623           557
 Selling and marketing                                                          1,526         1,548
 General and administrative                                                     1,159           879
                                                                            ---------      --------
   Total costs and expenses                                                     3,706         3,665
                                                                            ---------      --------
Operating income                                                                1,472           899
Interest and other income, net                                                    131            24
                                                                            ---------      --------
 Income before income taxes                                                     1,603           923
Provision for income taxes                                                        609           369
                                                                            ---------      --------
Net income                                                                  $     994      $    554
                                                                            ---------      --------
                                                                            ---------      --------
Computation of basic and diluted earnings per share:
 Net income                                                                 $     994      $    554
 Preferred stock dividends                                                          -          (156)
                                                                            ---------      --------
 Earnings applicable to common stock                                        $     994      $    398
                                                                            ---------      --------
                                                                            ---------      --------
Basic earnings per share                                                    $    0.14      $   0.09
                                                                            ---------      --------
                                                                            ---------      --------
Shares used in computing basic earnings per share                               7,244         4,490
                                                                            ---------      --------
                                                                            ---------      --------
Diluted earnings per share                                                  $    0.13      $   0.08
                                                                            ---------      --------
                                                                            ---------      --------
Shares used in computing diluted earnings per share                             7,735         4,903
                                                                            ---------      --------
                                                                            ---------      --------

See the accompanying notes to these condensed consolidated financial statements.

                   MACROVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   Unaudited

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1998          1997
                                                                               -------       --------
Cash flows from operating activities
  Net income                                                                   $   994       $    554
  Adjustments to reconcile net income to net cash provided
    by continuing operations:
  Depreciation and amortization                                                    266            252
  Deferred income taxes                                                            (94)          (380)
  Amortization of deferred stock compensation                                       35             36
  Change in provision for accounts and notes receivable                             (3)           154
  Change in operating assets and liabilities:
    Accounts receivable, inventories, and other current assets                   1,005           (690)
    Accounts payable, accrued expenses, deferred revenue and other
     current liabilities                                                           333          1,136
  Other                                                                             12            (55)
                                                                               -------       --------
    Net cash provided by operating activities                                    2,548          1,007
                                                                               -------       --------
Cash flows from investing activities:
  Purchases of short-term investments                                           (3,197)        (9,766)
  Sales or maturity of long-term investment securities                           1,013              -
  Sales or maturity of short-term investments                                    5,619              -
  Acquisition of property and equipment                                            (86)          (165)
  Payments for patents and other intangibles                                      (123)           (31)
  Investment in C-Dilla Limited                                                 (3,553)             -
  Prepaid future royalties to C-Dilla Limited                                   (1,015)             -
  Other, net                                                                        34           (108)
                                                                               -------       --------
    Net cash (used in) provided by investing activities                         (1,308)       (10,070)
                                                                               -------       --------
Cash flows from financing activities:
  Payments on capital lease obligations                                            (27)           (27)
  Proceeds from issuance of common stock, net                                      257         11,064
  Cash dividends                                                                     -           (156)
                                                                               -------       --------
    Net cash provided by financing activities                                      230         10,881
                                                                               -------       --------
Net increase in cash and cash equivalents                                        1,470          1,818
Cash and cash equivalents at beginning of period                                 1,314          2,409
                                                                               -------       --------
Cash and cash equivalents at end of period                                     $ 2,784       $  4,227
                                                                               -------       --------
                                                                               -------       --------


              See the accompanying notes to these condensed
                    consolidated financial statements.

                  MACROVISION CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed on March 30, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 1998 or any other future interim period, and the Company makes no representations related thereto.

NOTE 2 - CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

Investments held by the Company are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. Such investments consisting of U.S. government or agency issues with an original maturity beyond 3 months and less than 12 months are classified as short-term investments. All marketable securities with a maturity over one year are classified as marketable long-term investment securities.

                                                                    Gross
(In thousands)                               Amortized            Unrealized            Fair
                                                Cost                 Gain               Value
                                             ---------            ----------            ------
Government bonds                              $5,765                  $9                $5,774
Auction rate preferred stock certificates      3,800                   -                 3,800
                                              ------                  --                ------
                                              $9,565                  $9                $9,574
                                              ------                  --                ------
                                              ------                  --                ------

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted of the following:

                (In thousands)                    March 31,       December 31,
                                                    1998             1997
                                                  ---------       ------------
                Raw materials                       $216              $203
                Work-in-process                      161                 -
                Finished goods                       168               230
                                                    ----              ----
                                                    $545              $433
                                                    ----              ----
                                                    ----              ----

NOTE 4 - NET INCOME PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("EPS"). In accordance with SFAS No. 128, basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Common equivalent shares from preferred stock have been excluded from the computation of diluted EPS because the effect of the inclusion would be antidilutive. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                           March 31,           March 31,
(in thousands)                                                               1998                1997
                                                                          (Unaudited)         (Unaudited)
                                                                          -----------         -----------
Basic EPS - weighted average number of common shares outstanding             7,244               4,490

Effect of dilutive common equivalent shares - stock options outstanding        491                 413
                                                                             -----               -----

Diluted EPS - weighted average number of common shares and common
  equivalent shares outstanding                                              7,735               4,903
                                                                             -----               -----
                                                                             -----               -----

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998. Total comprehensive income was $994,000 and $496,000 for the three months ended March 31, 1998 and 1997, respectively. The primary components of other comprehensive income include unrealized gains and losses resulting from the translation of the Company's foreign subsidiaries which have a local functional currency and unrealized holding gains and losses related to the Company's available-for-sale investments.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards of reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and for periods ended before that date when presented for comparative purposes. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application. As such, the Company intends to display the information required by SFAS No. 131 in the interim and annual financial statements for the year ending December 31, 1999.

NOTE 6 - OTHER ASSETS

In February 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, Ltd. ("C-Dilla"), a UK company for a purchase price of $3,553,000. In February 1998, the Company also entered into a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid $1,015,000 in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. No revenue has been recorded under this arrangement.

The Company intends to hold the its investments for the long-term and monitors the recoverability of these investments based on management's estimates of the fair value based on the achievements of milestones in business plans and third-party financing. The Company records its investments using the cost basis and is classified in other assets in the accompanying condensed consolidated balance sheets as follows:

                                                      March 31,     December 31,
                                                        1998            1997
                                                      ---------     ------------
Investment in CAC                                       $2,337         $2,337
Investment in Digimarc                                   1,500          1,500
Investment in C-Dilla                                    3,553             --
Prepayment of royalties to C-Dilla                       1,015             --
Deposits and other assets                                  129            163
                                                        ------         ------
                                                        $8,534         $4,000
                                                        ------         ------
                                                        ------         ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION IN THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PREDICTIONS OF FUTURE EVENTS ARE INHERENTLY UNCERTAIN. ACTUAL EVENTS COULD DIFFER MATERIALLY FROM THOSE PREDICTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THIS FORM 10-QSB AND IN THE RISK FACTORS SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 1998. THERE ARE NO ASSURANCES THAT THE COMPANY HAS IDENTIFIED ALL POSSIBLE PROBLEMS WHICH THE COMPANY MIGHT FACE. ALL INVESTORS SHOULD CAREFULLY READ THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, TOGETHER WITH THIS FORM 10-QSB, AND CONSIDER ALL SUCH RISKS BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO THE COMPANY'S STOCK.

OVERVIEW

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consist of licensing fees for videocassette and DVD copy protection, licensing of digital Pay-Per-View copy protection, and licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television system operators, law enforcement agencies, television broadcasters and private analog satellite networks.

RESULTS OF OPERATIONS

The following table provides revenue information by general product lines for the periods indicated (dollars in thousands):

                          March 31,                     March 31,
                            1998             %            1997           %          % Change
                          ---------        -----        ---------      -----        --------
Copy Protection Group      $4,403           85.0         $3,555         77.9          23.8%
Video Scrambling Group        775           15.0            971         21.3        (20.2)%
Other                          --             --             38           .8            --
                           ------          -----         ------        -----
Total                      $5,178          100.0         $4,564        100.0          13.4%
                           ------          -----         ------        -----
                           ------          -----         ------        -----


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET REVENUES

Consolidated net revenues for the first quarter of 1998 increased 13% to $5.2 million from $4.6 million in the first quarter of 1997. Revenues in the Copy Protection group increased 24% to $4.4 million from $3.6 million due to the higher volumes of videocassettes from studio business and increases in DVD replication as compared to the first quarter of 1997. The DVD licensing fees from DIVX and PC subassembly manufacturers also contributed to the increased revenue in the first quarter of 1998 over the first quarter of 1997 when the Company recorded its first DVD license fee. Revenues in the Video
Scrambling group decreased 20% to $775,000 from $971,000.    This was due to
the decreased demand for VES products from various government law enforcement agencies and decreases for the analog decoding equipment primarily due to the Southeast Asian financial situation which has delayed expected cable TV system upgrades and, consequently, the ability of the Company's licensees' to sell addressable set-top converters which include the Company's PhaseKrypt TM scrambling technology.

GROSS MARGIN

Gross margin for the first quarter of 1998 was 92% compared to 85% for the first quarter of 1997. The Company's gross margin is influenced by the sales mix which in the first quarter of 1998 benefited from increased license fees and higher margin home video royalties versus lower margin product sales. Costs of revenues include items such as product costs, duplicator fees and patent amortization.

RESEARCH AND DEVELOPMENT

Research and Development expenses increased by $66,000 or 12% in the first quarter of 1998 compared to the first quarter of 1997 primarily due to higher compensation and benefit expenses from additional personnel and higher depreciation from equipment purchased in the second half of 1997.

SELLING & MARKETING

Selling and marketing expenses decreased by $22,000 or 1% in the first quarter of 1998 compared to the first quarter of 1997 primarily due to reduced consulting fees offset by higher compensation and benefit expenses from additional personnel.

GENERAL & ADMINISTRATIVE

General and administrative expenses increased by $280,000 or 32% in the first quarter of 1998 compared to the first quarter of 1997 due to increased legal, consulting fees, and accounting expenses relating to the evaluation of investment opportunities and higher compensation and benefit expenses associated with increased personnel.

INTEREST AND OTHER EXPENSE

Other income during the first quarter of 1998 benefited from interest income earned on the invested proceeds from the Company's initial public offering ("IPO") in March 1997.

PROVISION FOR INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 38% and 40% for the three months ended March 31, 1998 and 1997, respectively. The higher rate for 1997 was due to higher foreign taxes related to income in the quarter.

NET INCOME

Net income for the first quarter of 1998 was $994,000 compared to $554,000 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from cash generated by operations, principally by its copy protection business. The Company's operating activities provided net cash of $2,548,000 and $1,007,000 for the three months ending March 31, 1998 and 1997, respectively. For the first three months of 1998, net cash was provided primarily by net income, a reduction in receivables and an increase in deferred revenue offset slightly by a reduction in accrued expenses. For the respective period of 1997, net cash was provided primarily by net income, an increase in deferred revenue and income taxes payable, offset slightly by an increase in receivables and prepaids.

The Company made capital expenditures of $86,000 and $165,000 in the first three months ending March 31, 1998 and 1997, respectively. The Company also paid $123,000 and $31,000 in the three months ended March 31, 1998 and 1997, respectively, for costs associated with obtaining patents and other intangibles. The net proceeds from the IPO in March 1997, have been used to invest in CAC, Digimarc and C-Dilla with the remainder being invested in various cash equivalents, short term securities and long-term marketable investment securities.

During the three months ended March 31, 1998, the Company invested approximately $3,553,000 in C-Dilla to acquire approximately 19.8% equity ownership interest. The Company intends to hold this investment for the long-term. The Company also paid approximately $1,015,000 for up-front license fees subject to offset against future royalties under a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company accounts for the investment in C-Dilla using the cost basis.

The Company believes that the remaining net proceeds of its initial public offering, together with available funds and cash flows generated from operations will be sufficient to meet its working capital and capital expenditure requirements through 1998. The Company may also utilize cash to acquire or invest in complementary businesses or to obtain the right to use complementary technologies.

The Company paid interest of $5,000 and $2,000 in the three months ended March 31, 1998 and 1997, respectively. The interest expense relates primarily to a capital lease agreement. The Company paid $581,000 and $273,000 in taxes for the three months ended March 31, 1998 and 1997, respectively.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1995, Joseph Swyt, a former officer and director of the Company, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's common stock with per share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between him and the Company. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and the arbitration is proceeding. The Company believes that the case is without merit and intends to contest it vigorously.
 In the opinion of counsel, it is not possible presently to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fiscal quarter ended March 31, 1998, no matters were submitted to a vote of security holders.

ITEM 5 - OTHER INFORMATION.

On February 17, 1998, Macrovision acquired 247,500 shares (approximately a 19.8% ownership interest) of the common stock of C-Dilla Ltd. ("C-Dilla"), a UK company for a purchase price of $3,553,000. On February 17, 1998, the Company also entered into a Software Marketing Licence and Development Agreement, (the Agreement) under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid $1,015,000 in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. In the event that the Company fails to reach minimum royalty levels of $2,000,000 in year three of the Agreement, $5,000,000 in year four, and $10,000,000 in year five, the license becomes a non-exclusive license for the term of the Agreement. Additionally, in connection with C-Dilla's granting of licenses for certain of its products outside of the markets for which the Company has been granted rights under the Agreement, C-Dilla will pay to the Company royalties of between 7.5% to 30% of revenues from such licenses. The Company has the option to extend the initial term of the Agreement for an additional five year period upon payment of an option fee of $1,000,000 and an additional license fee of $5,000,000 which fee may be paid through future increased royalty payments.

Under the terms of the Agreement, the Company also agreed to develop jointly with C-Dilla certain other proprietary copy protection technologies for CD-ROM, DVD-ROM and other digital delivery methods.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

                   10.1 - Subscription Agreement between Macrovision
                          Corporation and C-Dilla Limited dated February 17, 1998. **

                   10.2 - Software Marketing Licence and Development
                          Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998. **

                   27.1 - 1998 Financial Data Schedule.

                   27.2 - 1997 Financial Data Schedule.

         ** Confidential treatment has been requested with respect to certain portions of these Exhibits. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

         (b)  Reports on Form 8-K.

         During the quarter ended March 31,1998, the Company filed one report on Form 8-K relating to the agreements with C-Dilla Limited.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Macrovision Corporation



Date: May 15, 1998                   By: /S/  William A. Krepick
      ------------                       ---------------------------------
                                         William A. Krepick, President
                                         and Chief Operating Officer



Date: May 15, 1998                   By: /S/  Victor A. Viegas
      ------------                       ---------------------------------
                                         Victor A. Viegas, Vice President,
                                         Finance and Administration and
                                         Chief Financial Officer