Form 10QSB/A
period 1998-03-31
MACROVISION CORP
filed 1998-06-23
CIK 1027443

                                 FORM 10-QSB/A

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X    No
                  ------     ------


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

                            MACROVISION CORPORATION

                                 FORM 10-QSB/A

                                     INDEX




PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .................................. 3

Signature.................................................................... 3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

       10.1 - Subscription Agreement between Macrovision
              Corporation and C-Dilla Limited dated February 17,
              1998. **



   ** Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

   (b)  Reports on Form 8-K.

   During the quarter ended March 31, 1998, the Company filed one report on Form 8-K relating to the agreements with C-Dilla Limited.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Macrovision Corporation



Date: June 22, 1998                   By: /s/  Victor A. Viegas
      -------------                      ---------------------------------
                                         Victor A. Viegas, Vice President,
                                         Finance and Administration and
                                         Chief Financial Officer