Form 10QSB
period 1998-06-30
MACROVISION CORP
filed 1998-08-13
CIK 1027443

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X    No
                  -----      -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                             Outstanding as of July 31, 1998

Common Stock, $0.001 par value    8,691,593

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -----       -----

                            MACROVISION CORPORATION

                                  FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
           as of June 30, 1998 and December 31, 1997......................    3

          Condensed Consolidated Statements of Income
           for the Three Month Periods Ended June 30, 1998 and 1997, and
           Six Month Periods Ended June 30, 1998 and 1997.................    4

          Condensed Consolidated Statements of Cash Flows
           for the Six Month Periods Ended June 30, 1998 and 1997.........    5

          Notes to Condensed Financial Statements.........................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    9

Item 3.   Risk Factors....................................................   13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   19

Item 2-3  Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders.............   20

Item 5.   Other Information...............................................   20

Item 6.   Exhibits and Reports on Form 8-K................................   20

Signatures................................................................   21

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        MACROVISION CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                      (Unaudited)


                                                   June 30,         December 31,
                                                     1998               1997
                                                   --------          -----------
ASSETS
Current assets:
     Cash and cash equivalents                     $  3,049          $     1,314
     Short-term investments                           5,630               11,241
     Receivable due from sale of stock               28,310                 --
     Accounts receivable, less allowance for
         doubtful accounts of $737 and $684           4,162                5,240
     Inventories                                        489                  433
     Deferred tax assets                              1,657                1,336
     Prepaid expenses and other assets                1,412                  709
                                                   --------          -----------
         Total current assets                        44,709               20,273

Property and equipment, net                           1,497                1,722
Patents and other intangibles, net                    1,316                1,098
Long-term marketable investment securities            3,856                1,763
Other assets                                          8,588                4,000
                                                   --------          -----------
                                                   $ 59,966          $    28,856
                                                   --------          -----------
                                                   --------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $  1,292               $  919
     Accrued expenses                                 2,338                2,190
     Deferred revenue                                 1,156                  944
     Income taxes payable                              --                    846
     Current portion of capital lease obligation        110                  108
                                                   --------          -----------
         Total current liabilities                    4,896                5,007

Capital lease obligation, net of current portion        133                  188
Deferred tax liabilities                                768                   84
                                                   --------          -----------
                                                      5,797                5,279
Stockholders' equity:
     Common stock                                         9                    7
     Additional paid-in capital                      51,491               23,277
     Stockholder's note receivable                     (78)                (131)
     Deferred stock compensation                       (25)                 (96)
     Accumulated other comprehensive loss             (270)                (214)
     Retained earnings                                3,042                  734
                                                   --------          -----------
     TOTAL STOCKHOLDERS' EQUITY                      54,169               23,577
                                                   --------          -----------
                                                   $ 59,966          $    28,856
                                                   --------          -----------
                                                   --------          -----------


See the accompanying notes to these condensed consolidated financial statements.

                        MACROVISION CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per share data)
                                      (Unaudited)


                                                                   Three Months Ended         Six Months Ended
                                                                         June 30,                  June 30,
                                                                   ------------------         ----------------
                                                                    1998       1997            1998     1997
                                                                   ------     -------         -------  -------

Net revenues                                                       $5,665     $ 4,722         $10,843  $ 9,286
                                                                   ------     -------         -------  -------

Costs and expenses:
     Cost of revenues                                                 449         697             847    1,378
     Research and development                                         654         516           1,277    1,073
     Selling and marketing                                          1,487       1,378           3,013    2,926
     General and administrative                                     1,128       1,018           2,287    1,897
                                                                   ------     -------         -------  -------

         Total costs and expenses                                   3,718       3,609           7,424    7,274
                                                                   ------     -------         -------  -------
Operating income                                                    1,947       1,113           3,419    2,012
Interest and other income, net                                        172         149             303      173
                                                                   ------     -------         -------  -------

         Income before income taxes                                 2,119       1,262           3,722    2,185
Income taxes                                                          805         505           1,414      874
                                                                   ------     -------         -------  -------
         Net income                                                $1,314     $   757         $ 2,308  $ 1,311
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------
Computation of basic and diluted earnings per share:
     Net income                                                    $1,314     $   757         $ 2,308  $ 1,311
     Preferred stock dividends                                       --          --              --      (156)
                                                                   ------     -------         -------  -------
     Earnings applicable to common stock                           $1,314     $   757         $ 2,308  $ 1,155
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------
Basic earnings per share                                           $ 0.18     $  0.11         $  0.32  $  0.20
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------
Shares used in computing basic earnings per share                   7,300       7,065           7,272    5,785
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------
Diluted earnings per share                                         $ 0.17     $  0.10         $  0.30  $  0.18
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------
Shares used in computing diluted earnings per share                 7,838       7,573           7,787    6,250
                                                                   ------     -------         -------  -------
                                                                   ------     -------         -------  -------


See the accompanying notes to these condensed consolidated financial statements.

                        MACROVISION CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)


                                                      Six Months Ended June 30,
                                                        1998              1997
                                                      --------          --------

Cash flows from operating activities:
     Net income                                       $  2,308          $  1,311
     Adjustments to reconcile net income to net
         cash provided by operating activities:
     Depreciation and amortization                         486               570
     Deferred income taxes                                 363              (484)
     Amortization of deferred stock compensation            71                72
     Changes in operating assets and liabilities:
         Accounts receivable, inventories, and
              other current assets                         319              (978)
         Accounts payable, accrued expenses,
              deferred revenue and income
              taxes payable                               (113)              107
         Other                                             (47)               68
                                                      --------          --------
         Net cash provided by operating activities       3,387               666
                                                      --------          --------
Cash flows from investing activities:
     Purchases of long-term marketable investment
         securities                                     (3,104)             --
     Sales or maturities of long-term marketable
         investment securities                           1,011              --
     Purchases of short-term investments                (4,271)          (23,520)
     Sales or maturities of short-term investments       9,890            10,120
     Investment in related party                          --                (247)
     Acquisition of property and equipment                (138)             (301)
     Payments for patents and other intangibles           (358)             (151)
     Investment in C-Dilla Limited                      (3,553)             --
     Prepaid future royalties to C-Dilla Limited        (1,015)             --
     Other, net                                            (20)              (91)
                                                      --------          --------
         Net cash used in investing activities          (1,558)          (14,190)
                                                      --------          --------
Cash flows from financing activities:
     Payments on capital lease obligations                 (53)              (53)
     Proceeds from issuance of common stock, net           354            13,873
     Payment of stockholder's note receivable               53              --
     Deferred offering costs                              (448)             --
     Cash dividends                                       --                (156)
                                                      --------          --------
         Net cash (used in) provided by
              financing activities                         (94)           13,664
                                                      --------          --------
Net increase in cash and cash equivalents                1,735               140
Cash and cash equivalents at beginning of period         1,314             2,409
                                                      --------          --------
Cash and cash equivalents at end of period            $  3,049          $  2,549
                                                      --------          --------
                                                      --------          --------
Supplemental cash flow information:
     Interest paid                                    $      7          $      6
                                                      --------          --------
                                                      --------          --------
     Income taxes paid                                $  2,063          $  1,200
                                                      --------          --------
                                                      --------          --------
     Receivable due from sale of stock                $ 28,310          $   --
                                                      --------          --------
                                                      --------          --------


See the accompanying notes to these condensed consolidated financial statements.

                   MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, and other disclosures, including risk factors, included in the Company's Registration Statement on Form S-3 (Registration No. 333-55757) and in the Company's Annual Report on Form 10-KSB filed on March 30, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 1998 or any other future interim period, and the Company makes no representations related thereto.

NOTE 2 - CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

Investments held by the Company are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. Such investments consisting of U.S. government or agency issues with an original maturity beyond 3 months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year are classified as long-term marketable investment securities. The following is a summary of short-term securities:

                              June 30, 1998              December 31, 1997

                                 Gross                         Gross
(In Thousands)        Amortized Unreal.            Amortized  Unreal.
                        Cost     Gain  Fair Value     Cost      Gain  Fair Value
                      --------- ------ ----------  ---------  ------- ----------
Government bonds        $ 5,627   $ 3    $ 5,630    $ 7,837      $4     $ 7,841
Auction rate
     preferred
     stock
     certificates         --      --        --        3,400      --       3,400
                      --------- ------ ----------  ---------  ------- ----------
                       $ 5,627    $ 3    $ 5,630    $11,237      $4     $11,241
                      --------- ------ ----------  ---------  ------- ----------
                      --------- ------ ----------  ---------  ------- ----------


NOTE 3 - SECONDARY OFFERING AND EXCERCISE OF OPTIONS

On June 30, 1998, the Company consummated an offering ("offering") of 1,500,000 shares of its Common Stock, of which 1,140,000 shares were issued and sold by the Company and 360,000 shares were sold by shareholders of the Company. The Underwriters also exercised in full an over-allotment option to purchase from the Company an additional 225,000 shares of Common Stock. All shares were sold for $22.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $27.9 million. Proceeds from the offering were received in July 1998. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders.

Also, during the quarter ended June 30, 1998, the Company issued 32,799 shares of common stock and received proceeds of approximately $97,000 associated with the exercise of stock options.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:


                                           June 30,         December 31,
                                             1998                1997
     (In thousands)                      (Unaudited)        (Unaudited)
                                         -----------        -----------
     Raw materials                           $207               $203
     Work-in-process                          104                --
     Finished goods                           178                230
                                         -----------        -----------
                                             $489               $433
                                         -----------        -----------
                                         -----------        -----------

NOTE 5 - NET INCOME PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. Common shares issuable upon conversion of preferred stock have been excluded from the computation of diluted EPS, prior to their conversion into common stock on March 17, 1997, because the effect of their inclusion would be antidilutive. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):


                                           Three Months Ended June 30,           Six Months Ended June 30,
                                               1998          1997                   1998        1997
                                           ------------ -------------            ---------- --------------
Basic EPS - weighted average
     number of common shares
     outstanding                              7,300        7,065                    7,272       5,785
Effect of dilutive common shares -
     stock options outstanding                  538          508                      515         465
                                           ------------ -------------            ---------- --------------
Diluted EPS - weighted average
     number of common shares and
     common shares outstanding                7,838        7,573                    7,787       6,250
                                           ------------ -------------            ---------- --------------
                                           ------------ -------------            ---------- --------------


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998. Total comprehensive income was $2,252,000 and $1,249,000 for the six months ended June 30, 1998 and 1997, respectively. The primary components of other comprehensive income include unrealized gains and losses resulting from the translation of the Company's foreign subsidiaries which have a local functional currency and unrealized holding gains and losses related to the Company's short and long term marketable investments.

In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards of reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and for periods ended before that date when presented for comparative purposes. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application. As such, the Company intends to display the information required by SFAS No. 131 in the interim and annual financial statements for the year ending December 31, 1999.

NOTE 7 - OTHER ASSETS

In February 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla Limited, a UK company ("C-Dilla"), for a purchase price of $3,553,000. In February 1998, the Company also entered into a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid $1,015,000 in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. No revenue has been recorded under this arrangement.

The Company intends to hold its investments for the longterm and monitors whether there has been an other than temporary decline in the value of these investments based on management's estimates of their net realizable value based on the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost basis and such investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:

                                              June 30,     December 31,
                                                1998            1997
                                              --------     ------------
Investment in CAC                              $2,337         $2,337
Investment in Digimarc                          1,500          1,500
Investment in C-Dilla                           3,553           --
Prepayment of royalties to C-Dilla              1,015           --
Deposits and other assets                         183            163
                                              --------     ------------
                                               $8,588         $4,000
                                              --------     ------------
                                              --------     ------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PREDICTIONS OF FUTURE EVENTS ARE INHERENTLY UNCERTAIN. ACTUAL EVENTS COULD DIFFER MATERIALLY FROM THOSE PREDICTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THIS FORM 10-QSB AND IN THE "RISK FACTORS" SECTION OF THE COMPANY'S PROSPECTUS DATED JUNE 25, 1998, INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NO. 333-55757), WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 25,1998. THERE ARE NO ASSURANCES THAT THE COMPANY HAS IDENTIFIED ALL POSSIBLE PROBLEMS THAT THE COMPANY MIGHT FACE. ALL INVESTORS SHOULD CAREFULLY READ THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3, TOGETHER WITH THIS FORM 10-QSB, AND CONSIDER ALL SUCH RISKS BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO THE COMPANY'S STOCK.

OVERVIEW

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consists of licensing fees for videocassette and DVD copy protection, licensing of digital Pay-Per-View copy protection, licensing fees for multimedia software copy protection and licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television system operators, law enforcement agencies, television broadcasters and private analog satellite networks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The following table provides revenue information by general product lines for the three-month period ended as indicated (dollars in thousands):


                              June 30,          June 30,
                                1998      %       1997       %      % Change
                              -------    ---    --------   -----   ----------
     Copy Protection Group     $5,459     96     $4,022     85        36 %
     Video Scrambling Group       206      4        659     14       (69)%
     Other                       --       --         41      1         --
                              -------    ---    --------   -----
     Total                     $5,665    100     $4,722    100.0      20 %
                              -------    ---    --------   -----
                              -------    ---    --------   -----


NET REVENUES

Consolidated net revenues for the second quarter of 1998 increased 20% to $5.7 million from $4.7 million in the second quarter of 1997. Revenues from the Copy Protection Group increased 36% to $5.5 million from $4.0 million due to royalties from the higher volume of videocassettes from studio business and increases in DVD replication as compared to the second quarter of 1997. Licensing fees from PC subassembly manufacturers also contributed to the increased revenue in the second quarter of 1998 over the second quarter of 1997. Revenues from the Video Scrambling Group decreased 69% to $206,000 from
$659,000.    This was due to the decreased demand for VES products from various government law enforcement agencies and decreases for the analog decoding equipment primarily due to the Southeast Asian financial situation which has delayed expected cable TV system upgrades and, consequently, the ability of the Company's licensees' to sell addressable set-top converters that include the Company's PhaseKrypt TM scrambling technology.

GROSS MARGIN

Gross margin for the second quarter of 1998 was 92% compared to 85% for the second quarter of 1997. The Company's gross margin is influenced by its sales mix, which in the second quarter of 1998 benefited from increased license fees and higher margin home video royalties and reduced lower margin scrambling product sales. Lower processor costs during the second quarter of 1998 also added to the higher margin compared to the second quarter of 1997. Cost of revenues includes items such as product costs, duplicator fees, processor costs and patent amortization.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $138,000 or 27% in the second quarter of 1998 compared to the second quarter of 1997. Research and development expenses increased as a percentage of net revenues from 11% to 12%. These increases were primarily due to higher compensation and benefit expenses from additional personnel and higher depreciation from equipment purchased in the second half of 1997.

SELLING AND MARKETING

Selling and marketing expenses increased by $109,000 or 8% in the second quarter of 1998 compared to the second quarter of 1997 primarily due to higher compensation and benefit expenses from additional personnel along with increased advertising and marketing expenses related to the DVD market. This increase caused selling and marketing expenses to decline as a percentage of net revenues from 29% to 26%.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $110,000 or 11% in the second quarter of 1998 compared to the second quarter of 1997 due to increased legal, consulting, and accounting expenses relating to the evaluation of investment opportunities, plus higher compensation and benefit expenses associated with increased personnel. This increase in general and administrative expenses caused such expenses to decline as a percentage of net revenues from 22% to 20%.

INTEREST AND OTHER INCOME

Other income increased by $23,000 or 15% in the second quarter of 1998 compared to the second quarter of 1997 primarily from interest income and miscellaneous income.

INCOME TAXES

Income tax expense represents combined federal and state taxes at effective rates of 38% and 40% for the three months ended June 30, 1998 and 1997, respectively. The lower rate for 1998 was due to higher tax exempt interest earned in 1998 and lower foreign taxes related to lower income in the second quarter of 1998.

NET INCOME

Net income for the second quarter of 1998 was $1,314,000 compared to $757,000 in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The following table provides revenue information by general product lines for the six-month period ended as indicated (dollars in thousands):



                              June 30,          June 30,
                                1998      %       1997       %      % Change
                              -------    ---    --------   -----   ----------
Copy Protection Group         $ 9,862     91    $  7,577    82         30 %
Video Scrambling Group            981      9       1,630    18        (40)%
Other                            --       --          79    --         --
                              -------    ---    --------   -----
Total                         $10,843    100    $  9,286   100.0       17 %
                              -------    ---    --------   -----
                              -------    ---    --------   -----


NET REVENUES

Consolidated net revenues for the first six months of 1998 increased 17% to $10.8 million from $9.3 million for the first six months of 1997. Revenues from the Copy Protection Group increased 30% to $9.9 million from $7.6 million due to the higher volumes of videocassettes from studio business and increases in DVD replication as compared to the first six months of 1997. Increases in licensing fees from PC subassembly manufacturers and the licensing fees from DIVX also contributed to the increased revenue in the first six months of 1998 over the first six months of 1997. Revenues from the Video Scrambling Group decreased 40% to $981,000 from $1.6 million. due to the decreased demand for VES products from various government law enforcement agencies and decreases in demand for analog decoding equipment primarily due to the Southeast Asian financial situation which has delayed expected cable TV system upgrades and, consequently, the ability of the Company's licensees' to sell addressable set-top converters which include the Company's PhaseKrypt TM scrambling technology.

GROSS MARGIN

Gross margin for the six months ended June 30, 1998 was 92% compared to 85% for the comparable period of 1997. The Company's gross margin is influenced by its sales mix, which in 1998 benefited from increased license fees and higher margin royalty based revenue and reduced lower margin scrambling product sales. Also contributing to the better margin in 1998 were lower processor costs. The lower margin for the six months of 1997 was also affected by higher inventory reserve requirements for the scrambling business. Cost of sales includes items such as product costs, duplicator fees, processor costs and patent amortization.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $204,000 or 19% during the first half of 1998 compared to the same period in 1997 primarily due to higher compensation and benefit expenses from additional personnel and higher depreciation from equipment purchased in the second half of 1997. Research and development expenses remained approximately constant at approximately 12% of net revenues.

SELLING AND MARKETING

Selling and marketing expenses increased by $87,000 or 3% during the first half of 1998 compared to the same period in 1997 primarily due to higher compensation and benefit expenses from additional personnel and increased advertising and marketing expenses related to the DVD market offset slightly by lower consulting fees. This dollar increase caused selling and marketing expenses to decline as a percentage of net revenues to 28% from 32%.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $390,000 or 21% during the first half of 1998 compared to the same period in 1997. These expenses increased as a percentage of net revenues to 21% from 20%. This increase was primarily due to increased legal, consulting, and accounting expenses and travel relating to the evaluation of investment opportunities, increased expenses associated with being a public company and higher compensation and benefit expenses associated with increased personnel and insurance expenses.

INTEREST AND OTHER INCOME

Other income during the first six months of 1998 increased $130,000 or 75% compared to the same period in 1997 and related primarily to interest income earned on the proceeds from the Company's initial public offering in March 1997 and miscellaneous income.

INCOME TAXES

Income tax expense represents combined federal and state taxes an effective rates of 38% and 40% for the six months ended June 30, 1998 and 1997, respectively. The lower rate for 1998 was due to higher tax exempt interest earned in 1998 and also in the first six months of 1998 lower foreign taxes relating to lower income.

NET INCOME

Net income for the six months ended June 30, 1998 was $2.3 million compared to $1.3 million for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from cash generated by operations, principally by its copy protection business. The Company's operating activities provided net cash of $3.4 million and $666,000 for the six months ended June 30, 1998 and 1997, respectively. For the first six months of 1998, net cash was provided primarily by net income before noncash charges, and to a lesser extent, reductions in working capital. For the first six months of 1997, net cash was provided primarily by net income and an increase in deferred revenue offset slightly by an increase in receivables, prepaids and deferred tax assets and decreases in accounts payable and accrued expenses.

Investing activities used cash of $1.6 million and $14.2 million in the six months ended June 30, 1998 and 1997, respectively. For the first six months of 1998, net cash used in investing activities was primarily an investment in C-Dilla and payment of royalties to C-Dilla, offset in part by net sales and maturities of short-term investments. During this period, the Company invested approximately $3,553,000 in C-Dilla to acquire an approximately 19.8% equity ownership interest. The Company intends to hold this investment for the long-term. The Company also paid approximately $1,015,000 for up-front license fees subject to offset against future royalties due under a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company accounts for the investment in C-Dilla using the cost basis. In the first six months of 1997, net cash used in investing activities resulted primarily from net purchases of short-term investments. The Company also made capital expenditures of $138,000 and $301,000 in the six months ended June 30, 1998 and 1997, respectively. In addition, the Company paid $358,000 and $151,000 in the six months ended June 30, 1998 and 1997, respectively, for costs associated with obtaining patents and other intangibles.

For the six months ended June 30, 1998, the Company used $94,000 in financing activities relating to the deferred offering costs offset by the issuance of common stock from the exercise of stock options and the Company's stock purchase plan. For the six months ended June 30, 1997, the Company received net cash of $13.8 million from the initial public offering, which represented substantially all of the cash provided by financing activities in that period. On June 30, 1998, the Company consummated an offering of 1,500,000 shares of its Common Stock, of which 1,140,000 shares were issued and sold by the Company and 360,000 shares were sold by existing shareholders of the Company. The Underwriters also exercised in full an over-allotment option to purchase from the Company an additional 225,000 shares of Common Stock. All shares were sold for $22.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $27.9 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders. The Company received the proceeds from the offering in July 1998.

At June 30, 1998, the Company had $3.0 million in cash and cash equivalents (not including cash from the public offering, which was received on July 1, 1998), $5.6 million in short-term investments and $3.9 million in long-term marketable investment securities. The Company had no material commitments for capital expenditures but anticipates that capital expenditures for the next 12 months will aggregate approximately $400,000. The Company also has future minimum lease payments of approximately $1.8 million under operating leases and approximately $243,000 under capital leases. In July 1998, the Company invested $500,000 in Command Audio Corporation ("CAC") as part of a round of third-party financing. The Company believes that the remaining net proceeds of its initial public offering and the secondary offering, together with available funds and cash flows generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. The Company may also utilize cash to acquire or invest in businesses or to obtain the right to use technologies.

The Company paid interest of $7,000 and $6,000 in the six months ended June 30, 1998 and 1997, respectively. The interest expense relates primarily to a capital lease agreement. The Company paid $2,063,000 and $1,200,000 in taxes for the six months ended June 30, 1998 and 1997, respectively.

ITEM 3.  RISK FACTORS.

FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include, but are not limited to, the timing of release of popular motion pictures on videocassettes or DVDs or by digital PPV transmission, the degree of acceptance of the Company's copy protection technologies by major motion picture studios, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in the Company's operating expenses, personnel changes, the development of the Company's direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. The Company may choose to reduce prices or increase spending in response to competition or new technologies or elect to pursue new market opportunities. If new competitors, technological advances in the industry or by existing or new competitors or other competitive factors require the Company to invest significantly greater resources in research and development or marketing efforts, the Company's future operating results may be adversely affected. Because a high percentage of the Company's operating expenses is fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

The Company has experienced significant seasonality in its business, and the Company's financial condition and results of operations are likely to be affected by seasonality in the future. The Company has typically experienced its highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. The Company believes that this trend has been principally due to the tendency of certain of the Company's customers to release their more popular motion pictures on videocassettes and DVDs during the year-end holiday shopping season. The Company anticipates that revenues, if any, from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

Based upon the factors enumerated above, the Company believes that its quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of net revenues or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarter, the

Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Further, the Company may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter, due primarily to the delay inherent in revenue reporting from licensees and replicators, resulting in a potentially more significant level of volatility in the price of the Company's Common Stock.

DEPENDENCE ON VIDEOCASSETTE COPY PROTECTION TECHNOLOGY AND ADVOCACY BY MAJOR MOTION PICTURE STUDIOS. The Company currently derives a substantial majority of its net revenues and operating income from fees for the application of its patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. Such fees represented 75.4%, 62.0% and 63.6% of the Company's net revenues during 1996, 1997 and the first six months of 1998, respectively. The Company expects these fees to account for a majority of the Company's net revenues and operating income at least through 1998. This portion of the Company's business has not grown significantly in recent years, and there can be no assurance that revenues from such fees will grow significantly or at all. Any future growth in revenues from such fees will depend on the use of the Company's copy protection technology on a larger number of videocassettes. In order to increase or maintain its market penetration, the Company must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from the release of the copy protected material and/or subsequent revenues from other venues. In this regard, the Company's copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

In the event that the major motion picture studios or other customers of the Company's copy protection technology were to determine that the benefits of using the Company's technology did not justify the cost of licensing the technology, demand for the Company's technology would decline. Any factor that results in a decline in demand for the Company's copy protection technology, including a change of copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes that are encoded with the Company's copy protection technology, would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the ability of the Company to expand its markets in additional home entertainment venues such as digital PPV and DVDs will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection into the hardware and network infrastructure required to distribute such video programming. In the event that the motion picture industry withdraws its support for the Company's copy protection technologies or otherwise determines not to copy protect a significant portion of prerecorded video on videocassettes or DVD or digital PPV programs, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY CUSTOMERS. The Company's customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, the Company has derived a substantial majority of its net revenues from relatively few customers. During 1996, revenues from the Company's three largest customers represented 37% of the Company's net revenues and each accounted for more than 10% of the Company's net revenues. For 1997, one customer accounted for 11% of the Company's net revenues. For the first six months of 1998, revenues from the Company's two largest customers represented 23% of the Company's net revenues, and each accounted for more than 10% of the Company's net revenues. The Motion Picture Association of America ("MPAA") studios as a group accounted for 47.1%, 38.6% and 41.1% of the Company's net revenues in 1996, 1997 and the first six months of 1998, respectively. The Company expects that revenues from the MPAA studios will continue to account for a substantial portion of the Company's net revenues for the foreseeable future. The Company has agreements with three of the MPAA studios and PolyGram for copy protection of substantially all of their packaged media in the United States, which agreements expire at various times ranging from December 1998 to June 2000. The failure of any of these customers to renew their contracts or enter into new contracts with the Company on terms that are favorable to the Company would likely result in a substantial decline in the Company's net revenues and operating income, and would have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's other videocassette copy protection customers license the Company's technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that the Company's current customers will continue to use the Company's technology at current or increased levels, if at all, or that the Company will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on the Company's business, financial condition and results of operations.

EVOLVING MARKET FOR DVD AND DIGITAL PPV COPY PROTECTION. The Company's future growth and operating results will depend to a large extent on the successful introduction, marketing and commercial viability of DVDs and digital PPV programming that utilize the Company's copy protection technologies. A number of factors will affect the Company's ability to derive revenues from DVD and digital PPV copy protection. These factors include the cost and effectiveness of the Company's copy protection technology in its various applications, the development of alternative technologies or standards for DVD copy protection, the uncertainty in the marketplace engendered by alternative standards for DVD and for DVD recordable devices, the ability of the Company to obtain commitments from the motion picture studios to require copy protection on DVD media and digital PPV transmissions and the relative ease of copying, as well as the quality of the copies of, unprotected video materials distributed in new digital formats. Because of their early stages of development, demand for and market acceptance of DVD and digital PPV, as well as demand for associated copy protection, are subject to a high level of uncertainty. Much of the DVD and digital PPV technology and infrastructure is unproven, and it is difficult to predict with any assurance whether, or to what extent, these evolving markets will grow. In this regard, the Company's future growth would be adversely affected if DVD players and digital PPV set-top decoders that do not include the Company's copy protection components achieve market acceptance.

While the Company's copy protection capability is embedded in approximately ten million digital set-top decoders manufactured by certain of the leading set-top decoder manufacturers, only five programmers on one direct broadcast satellite network in Japan and one system operator in Hong Kong have activated copy protection for digital PPV programming. Four programmers in Japan distribute adult PPV programming, which the Japanese government has required that all such programming be copy protected and one programmer distributes movies. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate such copy protection in other digital PPV networks outside of Japan or Hong Kong. Moreover, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television ("Pay TV") and PPV programs, as well as free broadcast programming. In addition, there can be no assurance that certain television sets or combinations of VCRs and television sets will not exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, the Company's business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if the Company's solution does not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company seeks to expand its copy protection business through licensing arrangements and strategic investments. The Company and Digimarc in collaboration with Royal Philips Electronics N.V. ("Philips") are jointly developing a digital media watermarking copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. They expect to submit their proposed solution to the Copy Protection Technical Working Group ("CPTWG"). At least five other companies have also submitted proposals to the CPTWG. The company whose digital media watermarking copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. The IEEE 1394 transmission protocol has also been proposed as a digital-to-digital copy protection solution which is intended to be used in combination with the watermarking technology. If the solution being developed by the Company, Digimarc and Philips is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, the Company, Digimarc and Philips will be at a competitive disadvantage in marketing their solution. There can be no assurance that the solution being developed by the Company, Digimarc and Philips will be selected as the standard by the CPTWG or that such solution will achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

ENTRANCE INTO NEW MARKET. The Company has an exclusive marketing agreement with C-Dilla for copy protection technology for CD-ROM software products in the consumer multimedia market. The market for copy protection of CD-ROMs is unproven. For the Company to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt the solution developed by C-Dilla and marketed by the Company. There can be no assurance that copy protection of multimedia CD-ROMs will be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prohibited from copying the content of their favorite applications or if copy protection impairs the playability of the CD-ROM. Moreover, copy protection may not be effective on all hardware platforms or configurations or may prove to be easily circumvented. A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than the Company. There can be no assurance that there will be demand for CD-ROM copy protection or that the solution marketed by the Company will achieve or sustain market acceptance under emerging industry standards or will meet, or continue to meet, the changing demands of multimedia software providers.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon its proprietary technologies. The Company relies on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. The Company holds 41 United States patents and has 39 United States patent applications pending. In addition, the Company has 147 foreign patents and 238 foreign patent applications pending. There can be no assurance that any patent, trademark or copyright owned by the Company will not be challenged and invalidated or circumvented, that patents will issue from any of the Company's pending or future patent applications or that any claims in issued patents or pending patent applications will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or its technologies can be licensed to provide meaningful protection or any commercial advantage to the Company. There can be no assurance that the expiration of any of the Company's patents will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technologies, duplicate the Company's technologies or design around the patents owned by the Company. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of the Company's processes and devices that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary information is difficult, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technologies. In the event that the Company's intellectual property protection is insufficient to protect the Company's intellectual property rights, the Company could face increased competition in the market for its products and technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

From time to time, the Company has received claims from third parties that the Company's technologies and products infringe the intellectual property rights of such third parties. Krypton Co., Ltd., a Japanese company, has filed an invalidation claim against one of the Company's anti-copy patents in Japan. After consultation with Japanese patent counsel, the Company believes that this claim is without merit and will aggressively contest the claim in the Japanese Patent Office. In the event of an adverse ruling on such claim, the Company might incur legal competition from clones of its own copy protection technology in Japan and a corresponding decline in demand for such technology from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as the Company acquires or licenses a portion of the technology included in its products from third parties, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed technology. Although the Company intends to obtain representations as to the origins and ownership of such acquired or licensed software and obtain indemnification to cover any breach of any such representations, there can be no assurance that such representations will be accurate or that such indemnification will provide adequate compensation for any breach of such representations. The Company and C-Dilla have received communications from Ablex Audio Video Limited and its subsidiary, Pan Technologies, notifying them that these companies assert rights to the technology that C-Dilla licenses to the Company and claiming that the Company's agreements with C-Dilla violate understandings that these companies had allegedly reached with C-Dilla. The Company has been informed that a number of potential customers for the CD-ROM copy protection solution to be marketed by the Company have received similar communications. The Company believes that these assertions and claims are without merit. If, as threatened, these companies commence litigation against the Company or C-Dilla or if the Company or C-Dilla initiates litigation to establish its or their rights to the technology, further uncertainty could develop as to the Company's rights to the CD-ROM copy protection technology, which could impair the Company's ability to market the technology and have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that these or any other communications or any litigation create further uncertainty in the marketplace, acceptance of the technology to be marketed by the Company would be delayed, which could have a material adverse effect on the Company's business, financial condition and results of operations. These and any other such claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention from day-to-day operations, cause product shipment delays or require the Company to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has nine United States and 23 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent the Company's copy protection technologies. The Company uses these patents to limit the proliferation of devices intended to circumvent the Company's copy protection technologies. The Company has initiated a number of patent infringement disputes against manufacturers and distributors of such devices. The Company has one lawsuit of this type pending to require the defendants to discontinue the sale of devices that circumvent the Company's copy protection technologies and infringe one or more of the Company's circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the Company might suffer from the legal availability of such a circumvention device or obtain rights to the offending devices. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat the Company's copy protection technology and a decline in demand for the Company's technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is legislation before the United States Congress and certain foreign legislative bodies that would make such circumvention devices illegal. The Company is supporting the legislative effort to make such circumvention devices illegal irrespective of any patent position held by the Company.

Additional litigation may be necessary in the future to limit the sale of circumvention technologies, to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that any such litigation will be successful. Such litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not such litigation is determined adversely to the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH STRATEGIC INVESTMENTS. The Company has recently expanded its technological base in current as well as new markets through strategic investments in companies with complementary or compatible technologies or products. The Company currently holds minority equity interests in Command Audio Corporation, Digimarc and C-Dilla. Such investments, which total $8.4 million and represented 14.0% of the Company's total assets at June 30, 1998, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of management time and resources by the Company, and there can be no assurance that the Company will ever recover the cost of such management resources. Because these companies are privately held, there is no active trading market for their securities, and the Company's investments in them are illiquid. There may never be an opportunity for the Company to realize a return on its investment in any of these companies, and the Company may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on the Company's business, financial condition and results of operations.

The Company's strategic investments typically involve joint development or marketing efforts or technology licensing. There can be no assurance that any joint development efforts will result in the successful introduction of new products by the Company or a third party, or that any joint marketing efforts will result in increased demand for the Company's products. Further, there can be no assurance that any current or future strategic investments by the Company will allow the Company to enter and compete effectively in new markets or improve the Company's performance in current markets.

RISKS ASSOCIATED WITH INTERNATIONAL AND EXPORT SALES. In 1996, 1997 and the six months ended June 30, 1998, international and export sales together represented 37.9%, 46.5% and 48.7%, respectively, of the Company's net revenues. Included in this revenue is business generated pursuant to United States based agreements with certain Hollywood studios. The Company expects that such sales will continue to represent a substantial portion of its net revenues for the foreseeable future. The Company's future growth will depend to a large extent on worldwide deployment of addressable analog cable television systems, as well as digital PPV programming and DVDs and the use of copy protection in these media. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or the Company's ability to sell its products or license its technologies into these markets would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the net revenues that the Company derives from video scrambling decreased 39.8% from the first six months of 1997 to the first six months of 1998, due to decreased demand for analog decoding equipment that resulted primarily from the financial crisis in Southeast Asia. In addition, this crisis has delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of the Company's licensees to sell addressable set-top decoders that include the Company's PhaseKrypt video scrambling technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of the Company's technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for the Company's copy protection and video scrambling technologies.

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

YEAR 2000 ISSUES. Certain organizations anticipate that they will experience operational difficulties at the beginning of the Year 2000 as a result of computer programs being written using two digits rather than four to define the applicable year. The Company's plan for the Year 2000 calls for compliance verification with external vendors supplying software to the Company, testing in-house engineering and manufacturing software tools, testing software in the Company's products for Year 2000 problems and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. To date, the Company has not encountered any material Year 2000 issues concerning its respective computer programs. The Company plans to complete its Year 2000 research and testing by the end of 1998. All costs associated with carrying out the Company's plan for the Year 2000 problem are being expensed as incurred. The costs associated with preparation for the Year 2000 are not expected to have a material adverse effect on the Company's business, financial condition and results of operations. Nevertheless, there is uncertainty concerning the potential costs and effects associated with any Year 2000 compliance. Any Year 2000 compliance problems of the Company or its customers or suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. During the past three years, the Company completed an effort to convert its financial applications to commercial products that, according to their suppliers, are Year 2000 compliant. The Company has received confirmations from its primary suppliers indicating that they are either Year 2000 compliant or have plans in place to ensure readiness. As part of the Company's assessment, it is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SWYT LITIGATION

In October 1995, Joseph Swyt, a former officer and director of the Company, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's Common Stock with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between the Company and Mr. Swyt. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings are scheduled for October 1998. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit. A decision against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company held its Annual Meeting of Stockholders on May 18, 1998.

(b)  The Company's stockholders voted upon the following matters:

               (1) Election of directors. All nominees were elected, with the votes indicated below:

                                                            Authority
                    Name               Votes For            Withheld
               John O. Ryan            5,668,136              5,300
               William A. Krepick      5,668,136              5,300
               Richard S. Matuszak     5,668,136              5,300
               Donna S. Birks          5,671,336              2,100
               William N. Stirlen      5,670,836              2,600
               Thomas Wertheimer       5,670,836              2,600


               (2) Appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the 1998 fiscal year. 5,668,835 votes were cast in favor of the appointment, 2,426 votes were cast against and there were 2,175 abstentions.

               (3) Adoption of an amendment to the Company's 1996 Equity Incentive Plan ("Plan") to increase the number of shares authorized to be issued under the Plan by 400,000 shares. 4,189,395 votes were cast in favor of the amendment, 555,301 votes were cast against, there were 20,641 abstentions and 908,099 broker non-votes.

ITEM 5 - OTHER INFORMATION.

On August 3, 1998, the Company filed a Form S-8 to register the additional 400,000 shares reserved for issuance under the Company's 1996 Equity Incentive Plan.

In July 1998, the Company invested an additional $500,000 as part of a round of third-party financing obtained by CAC. Subsequently, CAC repaid its outstanding note to the Company including accrued interest, in the amount of $355,000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K.

         (a)  Exhibits.
                 27.1 - 1998 Financial Data Schedule.
                 27.2 - 1997 Financial Data Schedule

         (b)  Reports on Form 8-K.

         During the quarter ended June 30, 1998, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Macrovision Corporation

Date:      August 13, 1998                 By:  /S/  William A. Krepick
           ---------------                 -------------------------------------
                                           William A. Krepick, President and
                                           Chief Operating Officer

Date:      August 13, 1998                 By:  /S/  Victor A. Viegas
           ---------------                 -------------------------------------
                                           Victor A. Viegas, Vice President,
                                           Finance and Administration and
                                           Chief Financial Officer