Form 10QSB
period 1998-09-30
MACROVISION CORP
filed 1998-11-13
CIK 1027443

                                     FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                        Outstanding as of October 30, 1998

Common Stock, $0.001 par value                8,730,626

Transitional Small Business Disclosure Format (check one):

Yes  ___  No _X_

                              MACROVISION CORPORATION

                                    FORM 10-QSB

                                       INDEX



PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997.................  3

          Condensed Consolidated Statements of Income
            for the Three Month Periods Ended September 30, 1998
            and 1997, and the Nine Month Periods Ended
            September 30, 1998 and 1997....................................  4

          Condensed Consolidated Statements of Cash Flows
            for the Nine Month Periods Ended September 30, 1998
            and 1997.......................................................  5

          Notes to Condensed Consolidated Financial Statements.............  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  9

Item 3.   Risk Factors..................................................... 13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 21

Item 5.   Other Information................................................ 21

Item 6.   Exhibits and Reports on Form 8-K................................. 21

Signatures................................................................. 22

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      MACROVISION CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                        September 30,    December 31,
                                                             1998           1997
                                                         (Unaudited)
                                                        -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                $  4,630       $  1,314
   Short-term investments                                     20,269         11,241
   Accounts receivable, less allowance for doubtful
        accounts of $792 and $684                              5,468          5,240
   Inventories                                                   402            433
   Deferred tax assets                                         2,160          1,336
   Prepaid expenses and other assets                             929            709
                                                            --------       --------
         Total current assets                                 33,858         20,273

Property and equipment, net                                    1,401          1,722
Patents and other intangibles, net                             1,425          1,098
Long-term marketable investment securities                    17,587          1,763
Other assets                                                   9,007          4,000
                                                            --------       --------
                                                            $ 63,278       $ 28,856
                                                            --------       --------
                                                            --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Account payable                                          $  1,068       $    919
   Accrued expenses                                            2,152          2,190
   Deferred revenue                                            1,788            944
   Income taxes payable                                          976            846
   Current portion of capital lease obligation                   111            108
                                                            --------       --------
      Total current liabilities                                6,095          5,007

Capital lease obligation, net of current portion                 105            188
Deferred tax liabilities                                         817             84
                                                            --------       --------
                                                               7,017          5,279
Stockholders' equity:
   Common stock                                                    9              7
   Additional paid-in capital                                 51,707         23,277
   Stockholder's note receivable                                 (78)          (131)
   Deferred stock compensation                                     -            (96)
   Accumulated other comprehensive loss                         (229)          (214)
   Retained earnings                                           4,852            734
                                                            --------       --------
      Total stockholders' equity                              56,261         23,577
                                                            --------       --------
                                                            $ 63,278       $ 28,856
                                                            --------       --------
                                                            --------       --------


See the accompanying notes to these condensed consolidated financial statements.

                      MACROVISION CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -------------------------     -------------------------
                                                                1998           1997           1998           1997
                                                            ----------      ---------     ----------      ---------
Net revenues                                                $    6,307      $   5,040     $   17,150      $  14,326
                                                            ----------      ---------     ----------      ---------

Costs and expenses:
   Cost of revenues                                                592            444          1,439          1,822
   Research and development                                        690            549          1,967          1,622
   Selling and marketing                                         1,354          1,472          4,367          4,398
   General and administrative                                    1,114          1,021          3,401          2,918
                                                            ----------      ---------     ----------      ---------

       Total costs and expenses                                  3,750          3,486         11,174         10,760
                                                            ----------      ---------     ----------      ---------

Operating income                                                 2,557          1,554          5,976          3,566
Interest and other income, net                                     382            138            685            311
                                                            ----------      ---------     ----------      ---------

       Income before income taxes                                2,939          1,692          6,661          3,877
Income taxes                                                     1,129            644          2,543          1,518
                                                            ----------      ---------     ----------      ---------

       Net income                                           $    1,810      $   1,048     $    4,118      $   2,359
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------

Computation of basic and diluted earnings per share:
   Net income                                               $    1,810      $   1,048     $    4,118       $  2,359
   Preferred stock dividends                                         -              -              -           (156)
                                                            ----------      ---------     ----------      ---------

   Earnings applicable to common stock                      $    1,810      $   1,048     $    4,118       $  2,203
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------

Basic earnings per share                                    $     0.21      $    0.15     $     0.53        $  0.35
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------
Shares used in computing basic earnings per share                8,692          7,145          7,750          6,243
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------

Diluted earnings per share                                  $     0.20      $    0.14     $     0.50        $  0.33
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------
Shares used in computing diluted earnings per share              9,246          7,675          8,282          6,738
                                                            ----------      ---------     ----------      ---------
                                                            ----------      ---------     ----------      ---------


See the accompanying notes to these condensed consolidated financial statements.

                      MACROVISION CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                               1998           1997
                                                                            ---------      ---------
Cash flows from operating activities:
Net income                                                                  $   4,118      $   2,359
Adjustments to reconcile net income to net cash provided
        by operating activities:
   Depreciation and amortization                                                  699            890
   Deferred income taxes                                                          (91)          (789)
   Amortization of deferred stock compensation                                     96            108
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets                (727)        (1,092)
       Accounts payable, accrued expenses, deferred revenue
          and income taxes payable                                              1,085            664
       Other                                                                      (67)            44
                                                                            ---------      ---------
       Net cash provided by operating activities                                5,113          2,184
                                                                            ---------      ---------

Cash flows from investing activities:
   Purchases of long-term marketable investment securities                    (18,364)             -
   Sales or maturities of long-term marketable investment securities            2,541              -
   Purchases of short-term investments                                        (47,120)       (41,895)
   Sales or maturities of short-term investments                               38,160         29,715
   Acquisition of property and equipment                                         (210)          (484)
   Payments for patents and other intangibles                                    (512)          (223)
   Proceeds from related party receivable                                         310              -
   Investment in C-Dilla Limited and CAC                                       (4,053)          (792)
   Prepaid future royalties to C-Dilla Limited                                   (945)             -
   Other, net                                                                      (9)           (77)
                                                                            ---------      ---------
       Net cash used in investing activities                                  (30,202)       (13,756)
                                                                            ---------      ---------
Cash flows from financing activities:
   Payments on capital lease obligations                                          (80)           (78)
   Proceeds from issuance of common stock, net                                 28,432         14,060
   Payment of stockholder's note receivable                                        53             26
   Cash dividends                                                                   -          (156)
                                                                            ---------      ---------
       Net cash provided by financing activities                               28,405         13,852
                                                                            ---------      ---------
Net increase in cash and cash equivalents                                       3,316          2,280
Cash and cash equivalents at beginning of period                                1,314          2,409
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $   4,630      $   4,689
                                                                            ---------      ---------
                                                                            ---------      ---------
Supplemental cash flow information:
   Interest paid                                                            $       9      $      9
                                                                            ---------      ---------
                                                                            ---------      ---------
   Income taxes paid                                                        $   2,313      $   1,568
                                                                            ---------      ---------
                                                                            ---------      ---------


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

NOTE 2 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents.

Investments held by the Company are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. Such investments consisting of U.S. government or agency issues with an original maturity beyond 3 months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year are classified as long-term marketable investment securities. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. The following is a summary of available -for-sale securities (in thousands):

                                                  September 30,  December 31,
                                                      1998          1997
                                                  -------------  ------------
     Cash equivalents - money market funds          $  4,135      $     622

     Investments:
     Auction rate preferred stock certificates             -          3,400
     Government bonds                                 37,856          9,604
                                                    --------      ---------
                                                      37,856         13,004
                                                    --------      ---------
                                                    $ 41,991      $  13,626
                                                    --------      ---------
                                                    --------      ---------

Government bond securities totaling $17,587,000 and $1,763,000 as of September 30, 1998 and December 31, 1997, respectively, are classified as long-term marketable investment securities.

The difference between the fair value and the amortized cost of available-for-sale securities was $73,000 and $4,000 as of September 30, 1998 and December 31, 1997, respectively, which has been recorded under "Accumulated other comprehensive loss" as a component in stockholders equity.

NOTE 3 - SECONDARY OFFERING AND EXCERCISE OF OPTIONS

On June 30, 1998, the Company consummated an offering (" the offering") of 1,500,000 shares of its Common Stock, of which 1,140,000 shares were issued and sold by the Company and 360,000 shares were sold by shareholders of the Company. The Underwriters also exercised in full an over-allotment option to purchase from the Company an additional 225,000 shares of Common Stock. All shares were sold for $22.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $27.9 million. Proceeds from the offering were received in July 1998. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders.

During the quarter ended September 30, 1998, the Company issued 16,795 shares of common stock and received proceeds of approximately $47,000 associated with the exercise of stock options. Also during the quarter ended September 30, 1998, the Company issued 20,540 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $162,000.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

     (In thousands)                       September 30,  December 31,
                                               1998         1997
                                          -------------  ------------
     Raw materials                           $  113         $  203
     Work-in-process                             66              -
     Finished goods                             223            230
                                             ------         ------
                                             $  402         $  433
                                             ------         ------
                                             ------         ------

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

                                             Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                               1998       1997         1998       1997
                                             -------     ------       ------     ------
Basic EPS - weighted average
   number of common shares
   outstanding                                 8,692     7,145        7,750      6,243
Effect of dilutive common shares -
   stock options outstanding                     554       530          532        495
                                               -----     -----        -----      -----
Diluted EPS - weighted average
   number of common shares and
   common shares outstanding                   9,246     7,675        8,282      6,738
                                               -----     -----        -----      -----
                                               -----     -----        -----      -----

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998. Total comprehensive income was $4,103,000 and $2,315,000 for the nine months ended September 30, 1998 and 1997, respectively. The primary components of other comprehensive income include unrealized gains and losses resulting from the translation of the Company's foreign subsidiaries which have a local functional currency and unrealized holding gains and losses related to the Company's short and long term marketable investments.

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

NOTE 7 - OTHER ASSETS

In February 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, Limited, a UK company ("C-Dilla"), for a purchase price of $3,553,000. In February 1998, the Company also entered into a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the worldwide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid $1,015,000 in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. During the quarter ended September 30, 1998, the Company recorded revenue under this arrangement of $123,000 and cost of sales of $93,000 of which $70,000 offset the prepayment of royalties to C-Dilla.

During the quarter ended September 30, 1998, the Company invested $500,000 in Command Audio Corporation ("CAC") in connection with a round of external third-party financing obtained by CAC. This investment by Macrovision was less than 19.8% of the total investment financing made and thus reduced Macrovision's previous 19.8% ownership of CAC. Subsequently, CAC paid in full a note due Macrovision including accrued interest.

The Company intends to hold its investments for the long term and monitors whether there has been an other than a temporary decline in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method and such investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:

                                        September 30,    December 31,
                                            1998            1997
                                        -------------    ------------
Investment in CAC                         $  2,837       $  2,337
Investment in Digimarc                       1,500          1,500
Investment in C-Dilla                        3,553             --
Prepayment of royalties to C-Dilla             945             --
Deposits and other assets                      172            163
                                          --------      ---------
                                          $  9,007      $  4 ,000
                                          --------      ---------
                                          --------      ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. PREDICTIONS OF FUTURE EVENTS ARE INHERENTLY UNCERTAIN. ACTUAL EVENTS COULD DIFFER MATERIALLY FROM THOSE PREDICTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THIS FORM 10-QSB AND IN THE "RISK FACTORS" SECTION OF THE COMPANY'S PROSPECTUS DATED JUNE 25, 1998, INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (REGISTRATION NO. 333-55757), WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 25,1998.
 THERE ARE NO ASSURANCES THAT THE COMPANY HAS IDENTIFIED ALL POSSIBLE PROBLEMS THAT THE COMPANY MIGHT FACE. ALL INVESTORS SHOULD CAREFULLY READ THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 AND ANNUAL REPORT ON FORM 10-KSB, TOGETHER WITH THIS FORM 10-QSB, AND CONSIDER ALL SUCH RISKS BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO THE COMPANY'S STOCK.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table provides revenue information by general product lines for the three-month period ended as indicated (dollars in thousands):

                                   September 30,          September 30,
                                        1998        %          1997         %       % Change
                                   -------------  ----    -------------    ---      --------
Copy Protection Group                $  6,018       95      $  4,647        92          30%
Video Scrambling Group                    166        3           340         7         (51)%
Multimedia                                123        2            --        --          --
Other                                      --       --            53         1          --
                                     --------      ---      --------       ---
Total                                $  6,307      100      $  5,040       100          25%
                                     --------      ---      --------       ---
                                     --------      ---      --------       ---


NET REVENUES

Consolidated net revenues for the third quarter of 1998 increased 25% to $6.3 million from $5.0 million in the third quarter of 1997. Revenues from the Copy Protection Group increased 30% to $6.0 million from $4.6 million.
Within this group, revenue from videocassettes was $4.2 million in 1998 compared to $3.5 million in 1997 due to royalties from the higher volume of videocassettes from studio business and in particular, the production of the movie "Titanic". DVD revenue was $813,000 in 1998 compared to $320,000 due to increases in DVD replication as the market place expands with increased DVD players and retail outlets distributing the product. Pay-per-view revenue was $1.1 million in 1998 compared to $838,000 in 1997 due to continued increases in the shipments of set-top boxes as the subscriber base grows in the direct broadcast satellite (DBS) market. Revenues from the Video Scrambling Group decreased 51% to $166,000 from $340,000. Within the Video Scrambling Group the overall demand for VES products from various government law enforcement agencies continues to be low, revenues for the third quarter of 1998 was slightly higher than the lower levels of the third quarter of 1997. This increase was more than offset by decreases for analog decoding equipment, primarily due to the Southeast Asian financial situation, which has delayed expected cable TV system upgrades and, consequently, limited the ability of the Company's licensees' to sell addressable set-top converters that include the Company's PhaseKrypt TM scrambling technology. The Company recorded its first multimedia revenues in the third quarter of 1998 associated with the software copy protection of computer CD-ROMs involving three titles from three customers.

GROSS MARGIN

Gross margin for the third quarter of 1998 was the same as the third quarter of 1997 at 91%. Cost of revenues was affected in absolute dollars for the third quarter of 1998 compared to the third of 1997 by higher royalty fees, patent defense costs and unabsorbed overhead offset slightly by lower patent amortization and hardware costs. Cost of revenues includes items such as product costs, duplicator fees, processor costs, patent amortization and royalty expense. As revenues increase from multimedia software copy protection, gross margin may decrease due to the higher cost of sales associated with the royalties and other costs.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $141,000 or 26% in the third quarter of 1998 compared to the third quarter of 1997. Research and development expenses remained constant as a percentage of net revenues at 11%. The actual dollar increase was primarily due to higher compensation and benefit expenses from additional personnel. Research and development expensese may increase as the Company expands into new technologies and products.

SELLING AND MARKETING

Selling and marketing expenses decreased by $118,000 or 8% in the third quarter of 1998 compared to the third quarter of 1997 primarily due to lower professional fees and the reduction of sales efforts associated with Cineguard offset slightly by higher compensation and benefit expenses associated with additional personnel. Selling and marketing expenses declined as a percentage of net revenues from 29% in the third quarter of 1997 to 21% in the third quarter of 1998. Selling and marketing expenditures are expected to increase as the Company begins its efforts in selling and marketing of the Safedisc and other new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $93,000 or 9% in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the reversal of sales tax expense of $122,000 due to a favorable judicial ruling in a tax case which lowered the Company's expenses on a one-time basis in the third quarter of 1997. General and administrative expenses declined as a percentage of net revenues from 20% in the third quarter of 1997 to 18% in the third quarter of 1998.

INTEREST AND OTHER INCOME

Other income increased by $244,000 or 177% in the third quarter of 1998 compared to the third quarter of 1997 primarily from interest income received on the proceeds of the Company's secondary public stock offering received in early July 1998 and miscellaneous income.

INCOME TAXES

Income tax expense represents combined federal and state taxes at an effective rate of 38% for each quarter ended September 30, 1998 and 1997.

NET INCOME

Net income for the third quarter of 1998 was $1,810,000 compared to $1,048,000 in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table provides revenue information by general product lines for the nine-month period ended as indicated (dollars in thousands):

                                   September 30,          September 30,
                                        1998        %          1997         %       % Change
                                   -------------  ----    -------------    ---      --------
Copy Protection Group               $  15,880      92       $  12,223       85         30%
Video Scrambling Group                  1,147       7           1,970       14        (42)%
Multimedia                                123       1              --       --         --
Other                                      --      --             133        1         --
                                    ---------     ---       ---------      ---
Total                               $  17,150     100       $  14,326      100         20%
                                    ---------     ---       ---------      ---
                                    ---------     ---       ---------      ---

NET REVENUES

Consolidated net revenues for the first nine months of 1998 increased 20% to $17.2 million from $14.3 million for the first nine months of 1997. Revenues from the Copy Protection Group increased 30% to $15.9 million from $12.2 million. Within this group, revenue from videocassettes was $11.0 million in 1998 compared to $9.0 million in 1997 due to the higher volumes of videocassettes from studio business and in particular the production of the movie "Titanic". DVD revenue was $2.1 million in 1998 compared to $603,000 in 1997 due to the increases in DVD replication as the marketplace expands compared to last year with increased DVD players and retail outlets carrying the product. Copy protection revenue for 1998 also includes the entrance of DIVX into the market. Increases in licensing fees from PC subassembly manufacturers and the licensing fee from DIVX also contributed to the increased revenue in the first nine months of 1998 over the first nine months of 1997. Pay-per-view revenue was $2.8 million in 1998 compared to $2.7 million in 1997. Pay-per-view revenue is comprised of license fees, royalties on set-top boxes and usage fees from operators. Higher set-top box revenue in 1998 was offset by lower license fees from manufacturers and operators entering the market. Revenues from the Video Scrambling Group decreased 42% to $1.1 million from $2.0 million due to the continued decreased demand for VES products from various government law enforcement agencies and decreases in demand for cable TV addressable analog set-top decoders primarily due to the Southeast Asian financial situation which has delayed expected cable TV system upgrades and, consequently, reduced the ability of the Company's licensees' to sell addressable set-top converters that include the Company's PhaseKrypt TM scrambling technology. The Company recorded its first multimedia revenues of $123,000 in the third quarter of 1998 associated with the software copy protection of computer CD-ROMs.

GROSS MARGIN

Gross margin for the nine months ended September 30, 1998 was 92% compared to 87% for the comparable period of 1997. The Company's gross margin is influenced by its sales mix, which in 1998 benefited from increased license fees and higher margin royalty based revenue and reduced levels of lower margin scrambling product sales and reduced by royalties payable for the multimedia revenue. Cost of revenues was affected in absolute dollars for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 by higher patent defense costs, unabsorbed overhead and royalty expense offset by lower patent amortization, hardware costs and processor costs. Cost of sales includes items such as product costs, duplicator fees, processor costs, patent amortization and royalty expense. As revenues increase from multimedia software copy protection, gross margin may decrease due to the higher cost of sales associated with the royalties and other costs.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $345,000 or 21% during the first nine months of 1998 compared to the same period in 1997 primarily due to higher compensation and benefit expenses from additional personnel and travel offset in part by lower engineering project supplies. Research and development expenses remained constant at approximately 11% of net revenues for 1998 and 1997. The actual dollar expenditure in research and development may increase as the Company expands into new technologies and products.

SELLING AND MARKETING

Selling and marketing expenses decreased by $31,000 or 1% during the first nine months of 1998 compared to the same period in 1997. Selling and marketing expenses declined as a percentage of net revenues to 25% for the nine months ended September 30, 1998 from 31% for the nine months ended September 30, 1997. Selling and marketing expenditures are expected to increase as the Company begins its efforts in selling and marketing of the Safedisc and other new products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $483,000 or 17% during the first nine months of 1998 compared to the same period in 1997. These expenses remained constant as a percentage of net revenues at 20%. This increase was primarily due to increased compensation and benefits associated with increased personnel and the reversal of sales tax expense made possible under a favorable judicial ruling in a tax case which lowered the Company's expenses on a one-time basis in 1997 offset slightly by lower legal costs.

INTEREST AND OTHER INCOME

Other income during the first nine months of 1998 increased $374,000 or 120% compared to the same period in 1997 primarily as a result of interest income on the proceeds of the Company's initial public offering in March 1997, the proceeds from the Company's secondary stock offering received in early July 1998 and, to a lesser extent, from miscellaneous income.

INCOME TAXES

Income tax expense represents combined federal and state taxes at effective rates of 38% and 39% for the nine months ended September 30, 1998 and 1997, respectively. The lower rate for 1998 was due to higher tax exempt interest earned in 1998.

NET INCOME

Net income for the nine months ended September 30, 1998 was $4.1 million compared to $2.4 million for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily from cash generated by operating activities, principally by its copy protection business. The Company's operating activities provided net cash of $5.1 million and $2.2 million for the nine months ended September 30, 1998 and 1997, respectively. For the first nine months of 1998, net cash was provided primarily by net income, noncash charges, the payment of a note due from a related party and an increase in deferred revenue offset slightly by an increase in accounts receivable. For the first nine months of 1997, net cash was provided primarily by net income before noncash charges and an increase in deferred revenue and income taxes payable offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses.

Investing activities used cash of $30.2 million and $13.8 million in the nine months ended September 30, 1998 and 1997, respectively. For the first nine months of 1998, net cash used in investing activities was primarily the investment of the proceeds from the secondary offering, an investment in and payment of royalties to C-Dilla and an additional investment in CAC. The Company accounts for the investment in C-Dilla and CAC using the cost method. The Company also made capital expenditures of $210,000 and $484,000 in the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company paid $512,000 and $223,000 in the nine months ended September 30, 1998 and 1997, respectively, for costs associated with obtaining patents and other intangibles.

For the nine months ended September 30, 1998, the Company had net cash provided from financing activities of $28.4 million relating primarily to the net proceeds from the secondary stock offering and, to a lesser extent, the issuance of common stock upon the exercise of stock options and under the Company's stock purchase plan. For the nine months ended September 30, 1997, the Company received net cash of $14.1 million from its initial public offering, which represented substantially all of the cash provided by financing activities in that period. On June 30, 1998, the Company consummated an offering of 1,500,000 shares of its Common Stock, of which 1,140,000 shares were issued and sold by the Company and 360,000 shares were sold by existing stockholders of the Company. The Underwriters also exercised in full an over-allotment option to purchase from the Company an additional 225,000 shares of Common Stock. All shares were sold for $22.00 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $27.9 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders. The Company received the proceeds from the offering in July 1998.

At September 30, 1998, the Company had $4.6 million in cash and cash equivalents, $20.3 million in short-term investments and $17.6 million in long-term marketable investment securities. The Company had no material commitments for capital expenditures but anticipates that capital expenditures for the next 12 months will aggregate approximately $400,000. The Company also has future minimum lease payments of approximately $1.6 million under operating leases and approximately $216,000 under capital leases. The Company believes that the remaining net proceeds of its initial public offering and the secondary stock offering, together with available funds and cash flows generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. The Company may also utilize cash to acquire or invest in businesses or to obtain the right to use certain technologies.

ITEM 3.  RISK FACTORS.

FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include, but are not limited to, the timing of release of popular motion pictures, such as Titanic in the quarter ended September 30, 1998, on videocassettes or DVDs or by digital PPV transmission, the degree of acceptance of the Company's copy protection technologies by major motion picture studios, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in the Company's operating expenses, personnel changes, the development of the Company's direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. The Company may choose to reduce prices or increase spending in response to competition or new technologies or elect to pursue new market opportunities. If new competitors, technological advances in the industry or by existing or new competitors or other competitive factors require the Company to invest significantly greater resources in research and development or marketing efforts, the Company's future operating results may be adversely affected. Because a high percentage of the Company's operating expenses is fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

The Company has experienced significant seasonality in its business, and the Company's financial condition and results of operations are likely to be affected by seasonality in the future. The Company has typically experienced its highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. The Company believes that this trend has been principally due to the tendency of certain of the Company's customers to release their more popular motion pictures on videocassettes and DVDs during the year-end holiday shopping season. The Company anticipates that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

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

DEPENDENCE ON VIDEOCASSETTE COPY PROTECTION TECHNOLOGY AND ADVOCACY BY MAJOR MOTION PICTURE STUDIOS. The Company currently derives a substantial majority of its net revenues and operating income from fees for the application of its patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. Such fees represented 75.4%, 62.0% and 64.4% of the Company's net revenues during 1996, 1997 and the first nine months of 1998, respectively. The Company expects these fees to account for a majority of the Company's net revenues and operating income at least through 1998. This portion of the Company's business has not grown significantly in recent years, and there can be no assurance that revenues from such fees will grow significantly or at all. Any future growth in revenues from such fees will depend on the use of the Company's copy protection technology on a larger number of videocassettes. In order to increase or maintain its market penetration, the Company must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from the release of the copy protected material and/or subsequent revenues from other venues. In this regard, the Company's copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

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

DEPENDENCE ON KEY CUSTOMERS. The Company's customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, the Company has derived a substantial majority of its net revenues from relatively few customers. During 1996, revenues from the Company's three largest customers represented 37% of the Company's net revenues and each accounted for more than 10% of the Company's net revenues. For 1997, one customer accounted for 11% of the Company's net revenues. For the first nine months of 1998, revenues from the Company's two largest customers represented 21% of the Company's net revenues, and each accounted for more than 10% of the Company's net revenues. The Motion Picture Association of America ("MPAA") studios as a group accounted for 47.1%, 38.6% and 42.3% of the Company's net revenues in 1996, 1997 and the first nine months of 1998, respectively. The Company expects that revenues from the MPAA studios will continue to account for a substantial portion of the Company's net revenues for the foreseeable future. The Company has agreements with four of the MPAA studios and PolyGram for copy protection of substantially all of their packaged media in the United States, which agreements expire at various times ranging from December 1998 to June 2000. The failure of any of these customers to renew their contracts or enter into new contracts with the Company on terms that are favorable to the Company would likely result in a substantial decline in the Company's net revenues and operating income, and would have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's other videocassette copy protection customers license the Company's technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that the Company's current customers will continue to use the Company's technology at current or increased levels, if at all, or that the Company will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Although the Company's copy protection capability is embedded in over ten million digital set-top decoders manufactured by certain of the leading set-top decoder manufacturers, currently only seven programmers on two direct broadcast satellite networks in Japan, one system operator in Hong Kong and a recently announced operator in the United Kingdom have activated copy protection for digital PPV programming. The programmers in Japan distribute movies and adult PPV programming, which one of the Japanese government ministries has issued guidance that all such programming should be copy protected. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate such copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom. Moreover, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television ("Pay TV") and PPV programs, as well as free broadcast programming. In addition, there can be no assurance that certain television sets or combinations of VCRs and television sets will not exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, the Company's business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if the Company's solution does not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

The Company seeks to expand its copy protection business through licensing arrangements and strategic investments. The Company and Digimarc in collaboration with Royal Philips Electronics N.V. ("Philips") are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. They have submitted their proposed solution to the Copy Protection Technical Working Group ("CPTWG"). There are now three competing groups submitting proposals to the CPTWG. The group whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. The IEEE 1394 transmission protocol has also been proposed as a digital-to-digital copy protection solution. If the solution being developed by the Company, Digimarc and Philips is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, the Company, Digimarc and Philips will be at a competitive disadvantage in marketing their solution. There can be no assurance that the solution being developed by the Company, Digimarc and Philips will be selected as the standard by the CPTWG or that such solution will achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon its proprietary technologies. The Company relies on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. The Company holds 41 United States patents and has 38 United States patent applications pending. In addition, the Company has 149 foreign patents and 265 foreign patent applications pending. There can be no assurance that any patent, trademark or copyright owned by the Company will not be challenged and invalidated or circumvented, that patents will issue from any of the Company's pending or future patent applications or that any claims in issued patents or pending patent applications will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or its technologies can be licensed to provide meaningful protection or any commercial advantage to the Company. There can be no assurance that the expiration of any of the Company's patents will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technologies, duplicate the Company's technologies or design around the patents owned by the Company. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of the Company's processes and devices that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary information is difficult, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technologies. In the event that the Company's intellectual property protection is insufficient to protect the Company's intellectual property rights, the Company could face increased competition in the market for its products and technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company has nine United States and 20 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent the Company's copy protection technologies. The Company uses these patents to limit the proliferation of devices intended to circumvent the Company's copy protection technologies. The Company has initiated a number of patent infringement disputes against manufacturers and distributors of such devices. In the event of an adverse ruling in this type of litigation, the Company might suffer from the legal availability of such a circumvention device or obtain rights to the offending devices. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat the Company's copy protection technology and a decline in demand for the Company's technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations. On October 30, 1998 the President of the United States signed in law Digital Millenium Copyright Act wherein it states "within 18 months after enactment, no person shall manufacture, import, offer to the public, provide, or otherwise traffic in any VHS format analog videocassette recorder unless such recorder conforms to automatic gain control technology." This and other legislation before certain foreign legislative bodies would make such circumvention devices illegal.

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

RISKS ASSOCIATED WITH STRATEGIC INVESTMENTS. The Company has recently expanded its technological base in current as well as new markets through strategic investments in companies with complementary or compatible technologies or products. The Company currently holds minority equity interests in Command Audio Corporation, Digimarc and C-Dilla Limited. Such investments, which total $7.9 million and represented 12.5% of the Company's total assets at September 30, 1998, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of management time and resources by the Company, and there can be no assurance that the Company will ever recover the cost of such management resources. Because these companies are privately held, there is no active trading market for their securities, and the Company's investments in them are illiquid. There may never be an opportunity for the Company to realize a return on its investment in any of these companies, and the Company may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH INTERNATIONAL AND EXPORT SALES. In 1996, 1997 and the nine months ended September 30, 1998, international and export sales together represented 37.9%, 46.5% and 44.4%, respectively, of the Company's net revenues. The Company expects that such sales will continue to represent a substantial portion of its net revenues for the foreseeable future. The Company's future growth will depend to a large extent on worldwide deployment of addressable analog cable television systems, as well as digital PPV programming and DVDs and the use of copy protection in these media. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or the Company's ability to sell its products or license its technologies into these markets would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the net revenues that the Company derives from video scrambling decreased 41.8% from the first nine months of 1997 to the first nine months of 1998, due to decreased demand for analog decoding equipment that resulted primarily from the financial crisis in Southeast Asia. This crisis has also delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of the Company's licensees to sell addressable set-top decoders that include the Company's PhaseKrypt video scrambling technology. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of the Company's technologies and the ready availability or use of circumvention technologies.
 Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for the Company's copy protection and video scrambling technologies.

Due to its reliance on international and export sales, the Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. International and export sales are subject to other risks, such as changes in, or imposition of, regulatory requirements, decision making control to use the Company's products by studio headquarters operations, tariffs or taxes and other trade barriers and restrictions, foreign government regulations, fluctuations in currency exchange rates, interpretations or enforceability of local patent or other intellectual property laws, longer payment cycles, difficulty in collecting accounts receivable, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, difficulty in staffing and managing foreign operations and political and economic instability. For example, under the United States Export Administration Act of 1979, as amended, and regulations promulgated thereunder, encryption algorithms such as those used in the Company's video scrambling technologies are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require the Company to redesign its products or technologies or prevent the Company from selling its products and licensing its technologies internationally. While international and export sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that the Company's future results of operations will not be materially adversely affected by currency fluctuations. The Company's business and operating resultscould be materially adversely affected if foreign markets do not continue to develop, or if the Company does not receive additional orders to supply its technologies or products for use in foreign prerecorded video, PPV and Pay TV networks and other applications requiring the Company's video security solutions.

YEAR 2000 ISSUES

BACKGROUND OF YEAR 2000 ISSUES

Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

STATE OF READINESS

Macrovision's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used internally by the Company in the management of its business; the internal systems of the Company's customers and suppliers; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

Based on an analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include: an assessment of specific underlying computer systems, programs and/or hardware; remediation or replacement of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and implementation of the Year 2000 compliant systems.

The table below provides the status and timing of such phased activities:

                                                                 TARGETED
       IMPACTED SYSTEMS                STATUS                 IMPLEMENTATION
       ----------------                ------                 --------------
 Hardware and software products  Assessment completed,           Q1 1999
 licensed or sold by the         conducting validation and
 Company                         testing

 Hardware and software systems   Assessment completed; certain   Q1 1999
 used internally by the Company  components replaced;
 in the management of its        conducting validation and
 business                        testing

 Internal systems of the         Assessment not yet completed    Q3 1999
 Company's customers and
 suppliers;

 Non-information technology      Assessment completed; certain   Q2 1999
 systems and services used by    components replaced,
 the Company in the management   conducting validation and
 of its business, internal and   testing
 external, such as telephone
 systems and building systems.


COSTS TO ADDRESS YEAR 2000 ISSUES

The Company has expensed all costs as incurred, which to date have been insignificant, directly related to Year 2000 issues, even in cases where non-compliant information technology systems have been replaced. The replacement cost of non-information technology systems would have been incurred, regardless of the Year 2000 issue, to accommodate the growth of the Company.

The Company does not believe that future expenditures to upgrade internal systems and applications will have a material adverse effect on its business, financial condition and results of operations. In addition, while the potential costs of redeployment of personnel and any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

RISKS OF THE YEAR 2000 ISSUES

The Company believes its products are Year 2000 compliant; however, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with their Year 2000 issues. The Company sells its products to companies in a variety of industries each experiencing different issues with Year 2000 compliance. Customer difficulties with year 2000 issues could interfere with the use of the Company's products which might require the Company to devote additional resources to resolve the underlying problems. If the problem is found to lie in the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected.

Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds available to purchase and implement the Company's products. In addition, the Company relies on various entities that are common to many businesses, such as public utilities. If these entities were to experience Year 2000 failures, the Company's ability to conduct business would be disrupted.

CONTINGENCY PLANS

The Company has conducted an assessment of certain of its Year 2000 exposure areas in order to determine what steps beyond those identified by the Company's internal review were advisable and no additional work was recommended. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

SWYT LITIGATION

In October 1995, Joseph Swyt, a former officer and director of the Company, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation, and other malfeasance in connection with the Company's grant of stock options to him. Mr. Swyt maintains that the Company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares of the Company's Common Stock with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from the Company in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between the Company and Mr. Swyt. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings scheduled for October 1998 have been rescheduled for February 1999. The Company believes that the case is without merit and intends to contest it vigorously. In the opinion of counsel, it is not possible to determine with precision the probable outcome or the amount of liability, if any, under this lawsuit. A decision against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
               27.1 - 1998 Financial Data Schedule.
               27.2 - 1997 Financial Data Schedule

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 1998, the Company filed no Current Reports on Form 8-K.

                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Macrovision Corporation



Date:  November 13, 1998      By:  /S/  William A. Krepick
       -----------------          ----------------------------------------------
                                   William A. Krepick, President and Chief
                                   Operating Officer


Date:  November 13, 1998      By: /S/  Victor A. Viegas
       -----------------          ----------------------------------------------
                                  Victor A. Viegas, Vice President, Finance
                                  and Administration and Chief Financial Officer