Form 10KSB
period 1998-12-31
MACROVISION CORP
filed 1999-03-30
CIK 1027443

================================================================================

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                 (408) 743-8600
                 (Issuer's telephone number including area code)


      Securities registered under Section 12(b) of the Exchange Act: None.


     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value.

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1998 totaled $24,434,422.

     As of March 22, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $275,327,000.

     Transitional Small Business Disclosure Format (check one):

                              Yes[_]     No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Title                         Outstanding as of March 22, 1999
            Common Stock                  8,925,229

     Documents incorporated by reference: Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders to be held on May 18, 1999, are incorporated by reference in Items 10-13 of Part III hereof.

================================================================================

                             MACROVISION CORPORATION


                                   FORM 10-KSB


                                      INDEX


                                     PART I


ITEM 1.  Description of Business ........................................................................    3

ITEM 2.  Description of Property ........................................................................   26

ITEM 3.  Legal Proceedings ..............................................................................   26

ITEM 4.  Submission of Matters to a Vote of Security Holders ............................................   27

                                  PART II


ITEM 5.  Market for Common Equity and Related Stockholder Matters .......................................   27

ITEM 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........   28

ITEM 7.  Financial Statements ...........................................................................   35

ITEM 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................................................   35

                                 PART III


ITEM 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act ............................................................   35

ITEM 10. Executive Compensation .........................................................................   35

ITEM 11. Security Ownership of Certain Beneficial Owners and Management .................................   35

ITEM 12. Certain Relationships and Related Transactions .................................................   35

ITEM 13. Exhibits and Reports on Form 8-K ...............................................................   36

     This Annual Report on Form 10-KSB for Macrovision Corporation ("Macrovision" or "we") contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to, the factors discussed in the sections entitled "Business-Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1. Description of Business.

     We design, develop and market video security technologies and products that provide copy protection and video scrambling for motion pictures and other proprietary video materials that are stored on videocassettes, digital versatile discs ("DVDs") or other media or are transmitted by means of cable, satellite or microwave transmission. Our two primary technologies, copy protection and video scrambling, are distinct in their application, but can be complementary in their ability to protect copyright holders' video programming. During 1998, we broadened our focus to include copy protection of other media, including multimedia computer software on CD-ROMs.

     Our copy protection technologies enable consumers to view or utilize video or other information stored on prerecorded videocassettes, DVDs and CD-ROMs or transmitted as digital pay-per-view ("PPV") programs via cable, direct broadcast satellite ("DBS"), or video-on-demand networks, but deter unauthorized consumer copying of this material. We believe that approximately one-third of all commercial videocassettes produced worldwide during 1998 were copy protected, and that substantially all of those copy protected videocassettes incorporated our technology. All of the Motion Picture Association of America ("MPAA") studios have used our copy protection technologies to protect some or all of their videocassettes and/or DVDs in one or more countries around the world. Studios such as Disney, Columbia Tri-Star, PolyGram, Paramount and Dreamworks have signed agreements to apply our copy protection technologies to substantially all of the motion pictures that they release in videocassette and DVD format in the United States. We believe that our video copy protection technologies are accepted as the de facto standard for preventing video from being copied by consumer videocassette recorders. In May 2000, when the Digital Millennium Copyright Act takes effect, all new VCRs manufactured or sold in the United States will be required to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent our technology. We do not license and have no plans to license our technology for use in deterring consumer copying of free television broadcasts.

     Our encryption technologies are incorporated into other companies' addressable analog set-top decoders and are used by international cable television system operators in connection with analog PPV and Pay TV programming. We also sell scrambling products that are used by broadcasters, businesses, governments and other organizations to provide for the secure transmission of video and audio signals.

Industry Background

     Motion picture studios generally release major motion pictures to various venues (e.g., theaters, hotels/airlines or home video) in a series of "release windows" in order to maximize revenues from each venue. Entertainment media analyst Paul Kagan Associates, Inc. ("Paul Kagan") estimates that the studios' 1998 revenues from the various venues were: Theatrical Box Office $3.1 billion; Home Video $6.7 billion; Pay-Per-View (PPV) $357 million and Subscription Pay TV $1.6 billion.

     In the past few years, home video has surpassed the theatrical box office as the largest source of revenues for the motion picture industry. With production costs continually growing, studio profitability has become increasingly dependent on the development of new venues, such as home video and digital PPV. Theatrical box office release in foreign countries generally follows theatrical box office release in the United States by at least four months. In the United States, PPV releases generally follow home video releases by 30-90 days. In foreign countries, PPV releases generally follow home video releases by approximately six months and Subscription Pay TV releases generally follow PPV releases by approximately six months.

Video Copy Protection

     Copyright holders wish to maximize the economic value from each feature film or other video program over its copyright life, currently 75 years. When consumers make copies of motion pictures, whether from hotel, airline, home video or PPV releases, independent studies show that studios and video retailers lose video sales and rental revenues. Paul Kagan estimates that 37.0 million households in the United States (approximately 45% of all households with VCRs) owned two or more VCRs in December 1998, and thus were capable of making unauthorized copies of prerecorded videocassettes. Based on a 1996 Macrovision-sponsored national survey, we estimate that unauthorized consumer copying of prerecorded videocassettes costs the industry approximately $370 million in annual lost revenues. To protect their revenues in the home video and subsequent release venues, many studios look to copy protection technology to prevent unauthorized copies of motion pictures from entering the marketplace. Recently, studios have begun to participate in the revenue stream from the rental of motion pictures on videocassettes through agreements with video rental businesses. We believe that revenue sharing could provide further incentive for the studios to support videocassette copy protection. Other copyright holders, such as independent video producers, governments, businesses and institutions, also benefit from preventing unauthorized copying of special interest, educational and other prerecorded video programming.

     Emerging trends in the PPV market are also increasing the need for effective copy protection technologies. PPV television, which enables consumers to view motion pictures and other programming in their homes via their existing cable or satellite television systems for an additional fee for each viewing, has generated to date only a small fraction of the revenues generated by home video. However, motion picture studios typically receive revenue each time a consumer views a motion picture on PPV, which results in higher profit margins than home video. Analog cable television systems provide few PPV channels, which limits the number of available motion pictures and the frequency of viewing times. In addition, the studios, in an effort to protect their home video revenues, typically release a motion picture on PPV one to three months after it is released on videocassette. Digital PPV provides consumers with the benefits of more channels, a greater variety of motion pictures and more frequent motion picture viewing times. However, viewers can copy PPV movies in their homes with a single VCR. When the transmission is digital, copy quality is better than that of copies made from videocassettes or analog cable television. It is not economically feasible to retrofit the analog cable television systems currently in place in the United States with copy protection technology. Our opportunity to introduce effective copy protection for PPV is expected to grow as DBS gains wider acceptance and as digital cable PPV replaces existing analog cable PPV systems, so long as copying of digital PPV movies is considered to be a problem by the studios.

     DVD hardware and media became commercially available in the United States in 1997, and approximately 1.4 million DVD players had been shipped by manufacturers as of December 31, 1998. The introduction of DVDs presents serious concerns to the studios. Without effective copy protection, any one of the approximately 450 million VCRs throughout the world, when combined with a DVD player, can make unlimited videocassette copies of a non-copy protected DVD that are nearly equal in quality to a professionally prerecorded videocassette. Because of their superior picture quality, lower manufacturing cost, relative ease of use and smaller size, DVDs are expected to supplant videocassettes over time as the preferred home video distribution medium. As a result, the need for reliable copy protection is expected to become more important as DVDs become more readily available.

Video Scrambling

     Cable  television   system   operators   require  secure  video  scrambling
technology to prevent unauthorized viewing of PPV and Pay TV programming. Unauthorized or "pirate" descramblers for existing analog PPV and Pay TV scrambling systems are readily available to consumers at low cost, allowing them to view programming without paying the system operator. Based on a 1992 survey of cable television system operators, the National Cable Television Association's Office of Cable Signal Theft reported that unauthorized viewing of cable television premium channels and PPV translated into an estimated $4.7 billion per year in potentially lost revenues to system operators and motion picture studios. However, the substantial installed base of analog set-top decoders makes the cost of providing a new, more secure analog scrambling system in the United States prohibitive.

     Although system operators in the United States and Western Europe are upgrading their networks with digital compression, analog cable and microwave
Pay TV systems continue to be built, particularly in developing countries, because analog systems are far less expensive to build than digital systems and these emerging markets do not require the range of programming and channel capacity that digital compression provides. Industry publications have projected that the market for addressable analog Pay TV decoders will be approximately $1.2 billion annually for the years 1999 and 2000. MPAA studios are increasingly requiring international cable operators to install effective and secure scrambling systems as a precondition to receiving their motion pictures. International system operators now offer premium and PPV channels that require new addressable analog systems that provide security against signal theft, are cost effective, can support a variety of program tiers and can be authorized remotely by the system operator.

Computer Software Copy Protection

     The Interactive Digital Software Association estimates that computer software and video game companies based in the United States lost $3.2 billion worldwide in 1997 due to software piracy, primarily professional counterfeiting. Recently CD recordable drives have been introduced in the consumer electronics industry that are priced as low as $200. In addition, blank CD-ROM disks can be purchased for less than $1 in the United States. As a result, computer software and video game companies are facing an additional threat of lost revenues due to consumer copying of CD-ROM software.

The Macrovision Solution

     Macrovision offers copy protection and video scrambling technologies and products that address the video security needs of motion picture studios and other copyright holders, program distributors, cable Pay TV and PPV system operators, governments, businesses and equipment manufacturers. During 1998, we began offering copy protection for CD-ROM based multimedia software in the consumer market through our relationship with C-Dilla Limited ("C-Dilla"), a UK company. See "--Strategic Investments."

Video Copy Protection

     Our copy protection technologies allow consumers to view programming stored on prerecorded videocassettes or DVDs or transmitted as digital PPV programs via cable or satellite, but deter unauthorized consumer copying of such programming. Videocassettes are encoded with our copy protection process as they are manufactured. In digital PPV and DVD applications, our copy protection is activated by a copy protection signal generator circuit embedded within the cable or satellite digital set-top decoder or the DVD player.

Video Scrambling

     Our video scrambling technologies prevent unauthorized viewing of video programming unless the viewer has paid for, or otherwise has been granted, the right to view such programming. The video signals are scrambled using a combination of analog video scrambling and digital encryption techniques. This provides a high level of security against signal theft while maintaining low decoder cost. For cable and microwave PayTV applications of our PhaseKrypt technology, the cost of decoding the scrambled picture is minimized by using a secure analog technology that partially relies on the electronics of the television set to make the image viewable. We have also developed products implementing other video scrambling technologies that serve growing niche markets, such as law enforcement and private networks.

Computer Software Copy Protection

     Under an agreement with C-Dilla, we have the exclusive marketing rights for consumer multimedia software applications of certain copy protection technologies developed by C-Dilla for CD-ROM. In September 1998, we and C-Dilla introduced our CD-ROM copy protection technology, called SafeDisc. As of December 1998, we had copy protected over 1.7 million CD-ROMs with SafeDisc. We believe that our expertise in marketing video copy protection technology and our reputation for providing high quality copy protection solutions will give us an advantage in marketing CD-ROM copy protection technology.

The Macrovision Strategy

     We are dedicated to providing advanced video and software security technologies and products to our customers. We intend to maintain and enhance our position as a leading provider of these technologies and products by focusing on the following key strategies:

     Pursue Royalty-Based Licensing Model. We are pursuing a royalty-based licensing model that results in a high margin, transaction-oriented business with recurring revenues. As the sole provider of copy protection for prerecorded videocassettes and DVDs to the MPAA studios, we typically license our technology under unit-based pricing schedules. In addition, we use unit-based pricing schedules when licensing copy protection technology for set-top boxes, PPV programming and CD-ROMs. Royalties and other fees are currently paid by copyright holders, commercial duplicators, hardware manufacturers, program distributors and publishers. We intend whenever feasible to continue to license our technologies to third parties for unit or transaction-based royalties and fees.

     Leverage Key Customer Relationships. Over the past ten years, we have developed strong relationships with our customers, including the major Hollywood studios and key participant companies of the video duplication industry, as well as the cable and satellite television system operators and the equipment manufacturers that serve these customers. We attempt to develop strategic relationships with our customers, to broaden the use of existing applications for our technologies and to enhance the security and future sales opportunities of our customers' video properties.

     Increase Market Penetration of Video Copy Protection Business. We estimate that we have penetrated approximately one-third of the worldwide videocassette copy protection market, which leaves a large potential opportunity, even as digital PPV and DVDs begin to displace analog videocassettes. We intend to make our copy protection technology available and affordable to all video copyright holders in all prerecorded packaged media and digital PPV venues and seek to have our technology specified by all PPV system operators, digital set-top decoder manufacturers and DVD hardware manufacturers.

     Introduce New Product Applications and Technologies. We intend to continue to expand our technological base, primarily in intellectual property copy protection, in current as well as new markets, through internal development, strategic investments, licensing arrangements, joint ventures or potential acquisitions of products, technologies or companies. In addition to our internally-developed video copy protection technology, we entered into an agreement with Digimarc in 1997 to develop products for DVD copy protection and with C-Dilla in 1998 to license and develop products for DVD-ROM and CD-ROM copy protection.

     Protect Patent Position. We believe that our future success will depend, in part, on the continued protection of our proprietary technologies. We have obtained patents to protect our copy protection and video scrambling technologies and intend to continue to pursue patent protection aggressively. We have invested substantial resources in developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our consumer copy protection technologies. We have used these patents in the past to limit the proliferation of such devices and have initiated a number of disputes relating to infringement of these patents. We intend to continue to protect and defend our patented technologies aggressively through further technological innovation, legal action and support of existing and future legislative initiatives to protect rights owners.

Technologies and Products

     Our technologies are either licensed or sold, depending upon the particular application or product. For videocassette copy protection, copyright holders and licensed duplicators typically pay us a per unit licensing fee for the right to apply our technology. In addition, copyright holders typically pay us a per unit license fee to apply copy protection to DVDs. For digital PPV, cable and satellite television system operators pay us a one-time license fee for the right to incorporate our copy protection technology into their networks and have entered into agreements with us that entitle us to receive transaction-based royalty payments at the time when copy protection for digital PPV programming is activated. Set-top decoder manufacturers also license our copy protection and video scrambling technologies for an up-front fee and a per unit hardware royalty. In addition, semiconductor manufacturers pay us a small one-time service fee to verify proper implementation of our copy protection technologies in integrated circuits for DVD players and digital set-top decoders. For the DVD market, we offer licenses to consumer electronics and personal computer manufacturers and charge rights owners a per unit fee similar to our videocassette copy protection licensing model. In the video scrambling business, we both license our PhaseKrypt technology on a per-decoder or per-encoder basis, and sell PhaseKrypt decoder components and PhaseKrypt encoders. We also sell a line of products based on our various video scrambling technologies for applications in television broadcasting and niche markets such as law enforcement and private networks. For the CD-ROM copy protection business, software manufacturers typically pay us a per unit license fee to apply SafeDisc to CD-ROMs.

Video Copy Protection Technologies

     Our copy protection technologies are designed to allow motion picture studios and other copyright holders to protect their copyrighted and proprietary video material from unauthorized consumer copying. Our copy protection technologies for videocassettes and DVDs generally are priced as low as a few pennies per unit, depending upon such factors as the term of the contract and the annual volume commitment made by the copyright holder. We believe that copyright holders justify the decision to pay for our technology through a combination of increased unit sales and rentals, increased revenues from downstream venues, stronger relationships with retailers and a favorable return on investment compared to equivalent advertising expenditures.

     Our copy protection technology is applied electronically to videocassettes at the time of duplication at over 260 commercial duplication facilities in 37 countries. Macrovision-owned copy protection equipment is installed and maintained by us in each duplication facility. We license commercial duplicators to act as distributors and sales agents in return for a share of the copy protection fees duplicators receive from their customers. In cases in which the rights owner licenses the technology directly from us, we pay service fees to the commercial duplicators. Our copy protection technology has been applied to more than two billion videocassettes worldwide since 1985, and was applied to more than 600 million videocassettes in 1998. All of the MPAA studios have used our copy protection technologies to protect some or all of their videocassettes and/or DVDs in one or more countries around the world. In 1998 and 1997, three of these studios applied our technology to a majority of the videocassettes they produced. In addition, we believe that more than 1,500 corporate, educational and special interest copyright holders have contracted with our licensed duplicators to apply our copy protection process to their videocassettes.

     We have developed an enhanced version of our videocassette copy protection technology for the DVD format and for the digital PPV networks that are being developed and deployed by direct broadcast satellite and cable television operators. This enhanced copy protection technology is applied by an integrated circuit that is embedded within the DVD player or digital set-top decoder and that can later be activated by copy protection control codes in the video program or PPV network access control system. Upon activation, the embedded integrated circuit generates our copy protection signal and applies it to the program material at the analog output port of the DVD player or digital set-top decoder. This copy protection signal prevents a DVD player or a digital set-top decoder from being used a source to make commercial quality videocassette copies of the DVD or PPV program.

     We have licensed our copy protection technology for digital PPV to 43 set-top decoder manufacturers and nine digital PPV system operators. As of December 31, 1998, ten program providers had applied copy protection through two digital PPV system operators in Japan. In addition, one system operator in Hong Kong and one in the United Kingdom had activated copy protection for digital PPV programming. Our copy protection technology is embedded in approximately 13 million digital set-top decoders currently in use worldwide, for which we have received license fees and royalties from the digital set-top decoder manufacturers.

     In October 1996, a multi-industry technical working group comprised of major motion picture studios, consumer electronics manufacturers and personal computer hardware and software companies adopted a set of copy protection principles that established prerequisites for commercial availability of DVD hardware and media. We believe that our copy protection technology is currently the only digital-to-analog copy protection solution that satisfies these principles. As of December 31, 1998, 97 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology into their hardware.

     Copy protection licensing represented 92.6% of our net revenues in 1998 and 85.6% of our net revenues in 1997.

Video Scrambling Technologies and Products

     Our video scrambling technologies are used to prevent unauthorized viewing of video content during analog video transmissions from one location to another location. These technologies are used in PPV, Pay TV, business television, broadcast television and government, military and law enforcement markets.

     Our PhaseKrypt video scrambling technology is a relatively secure, easy to use, low cost alternative to other widely used analog scrambling systems. PhaseKrypt is intended for use in analog Pay TV systems in developing cable television markets such as South America, South Korea, Taiwan, the People's Republic of China and the Philippines. Analog set-top decoder manufacturers either license PhaseKrypt for an up-front fee and a per unit hardware royalty or purchase encoder hardware and decoder components from us. Cable television operators purchase PhaseKrypt-enabled set-top decoders and encoder hardware from our licensees for installation in their systems.

     Our video encryption system technology is incorporated into a variety of scrambling products that we sell rather than license. One of our video encryption system products is a professional, broadcast-quality video scrambling system that is available in NTSC and PAL versions. Primary applications include broadcast television distribution to network affiliate stations and retransmission facilities, programming delivery to cable television head-ends, programming contribution circuits and backhauls. We have also developed two miniaturized DC-powered scrambling systems that are used primarily for covert law enforcement, military surveillance and broadcast television news gathering applications. A miniaturized multiplexer product is also available that combines two video signals for transmission over single channel video links.

     Video scrambling products represented 6.0% of our net revenues in 1998 and 13.5% of our net revenues in 1997.

Computer Software Copy Protection Technologies

     Macrovision and C-Dilla introduced their CD-ROM copy protection technology, called SafeDisc, in September 1998. We have an exclusive license from C-Dilla to market and license SafeDisc for consumer multimedia software applications. SafeDisc is comprised of an embedded, non-copiable digital signature on the CD-ROM, combined with encrypted software content and authentication instructions that preclude decryption unless the authentication digital signature is found. We believe that SafeDisc provides a relatively secure, low cost means of protecting CD-ROM software from consumer copying without adversely affecting the consumer's legitimate use of the CD-ROM content.

     Computer Software Copy Protection represented 1.4% of our net revenues in 1998.

Customers

     Our packaged media copy protection technology for videocassettes and DVDs is used by the following major motion picture studios and home video suppliers and by the following commercial videocassette duplicators, each of which accounted for at least $100,000 of our net revenues during 1998:

                                                                                    Commercial
                          Home Video Suppliers                               Videocassette Duplicators
                          --------------------                               ---------------------------
      BMG Entertainment                                                      Allied Digital Technologies
      Buena Vista Home Video, Inc.(Disney)                                   Vaughn Communications, Inc.
      Columbia House                                                         Victor Company of Japan
      Columbia TriStar Home Video (Sony Pictures Entertainment)
      Digital Video Express (DIVX)
      Dreamworks Home Video
      HBO Home Video
      New Line Home Video
      Paramount Pictures
      Polygram Video
      Twentieth Century Fox Home Entertainment, Inc.
      Universal Studios Home Video
      Warner Home Video

     For 1998, revenues from one of our customers represented 12% of our net revenues. For 1997, another customer accounted for 11% of our net revenues. The MPAA studios as a group accounted for 45.1% of our net revenues in 1998 and 38.6% of our net revenues in 1997. We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future.

     We also license our videocassette copy protection technology to special interest customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of our videocassette copy protection technology to special interest customers. Revenues from domestic special interest customers accounted for approximately 11.5% of our net revenues in 1998 and 12.1% of our net revenues in 1997.

     We have licensed our copy protection technology for digital PPV to 43 set-top decoder manufacturers, including the following:

                          Set-Top Decoder Manufacturers
                          -----------------------------

      Echostar Communications Corporation              Philips Consumer Electronics
      General Instrument Corporation                   Scientific-Atlanta, Inc.
      Nokia Satellite Systems, A.B.                    Sony Corporation
      Pace Micro Technology, Ltd.                      Thomson Consumer Electronics (RCA brand)

     We generally receive an up-front fee and a per unit royalty from each digital set-top decoder manufacturer that licenses our technology. We have also authorized 48 companies to incorporate our digital PPV and DVD copy protection technologies in their semiconductor designs. These companies include Analog Devices Corporation, Brooktree Division of Rockwell Corporation, Crystal
Semiconductor, Inc., Mitsubishi Electric Corporation, Motorola, Inc., NEC Corporation, OKI Electric Industry, Co., Ltd., B.V., Raytheon Company, Samsung Electronics Co., Ltd., Sony Electronics Inc., Texas Instruments and VLSI Technology, Inc. These companies generally pay a small one-time service fee for verification of proper implementation of our copy protection technology in digital-to-analog application specific integrated circuits ("ASICs") that are embedded in digital set-top decoders and DVD players. They are authorized to sell the Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top decoder manufacturers. As of December 31, 1998, 97 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology in their hardware. These companies pay an initial license fee at the beginning of the license and annual renewal fees.

System Operators

     We have licensed our digital PPV copy protection technology for incorporation into the networks of nine system operators, including British Sky Broadcasting Limited, EchoStar, DIRECTV (USA and Japan), Galaxy Latin America, Hong Kong Telecom, the Kirsch Group, Sky Latin America and Sky Perfect. These system operators have paid a one-time license fee to us and have entered into agreements with us that entitle us to transaction-based royalty payments at the time copy protection for digital PPV programming is activated. Other system operators have specified Macrovision-capable set-top decoders in their networks or have signed agreements with us to test our digital PPV copy protection technology on a limited basis. These system operators include Adelphia Communications, Comcast Corporation, Cox Enterprises, Inc., TeleCommunications, Inc. and Time Warner Inc.

Video Scrambling Customers

     Our customers for video scrambling Pay TV components and licenses are cable television system hardware manufacturers that sell their products to cable operators in developing markets. These customers purchase encoder hardware and decoder components from us or pay us a unit-based royalty for encoder and decoder components when they manufacture these components under our license. Customers for our video encryption system products include government, military and law enforcement agencies as well as broadcasters and private network operators. The following is a representative list of our video scrambling customers, each of which accounted for at least $25,000 of our net revenues during 1998:

     Video Encryption System Customers                        Pay TV Components and Licenses
     -------------------------------                          ------------------------------
     Department of Defense (US Army)                      Eastern Electronics Co., Ltd. (Taiwan)
     Experimental Wings                                   Efforts Development International, Ltd. (Hong Kong)
     Government of Israel                                 Pacific Satellite International, Ltd. (Hong Kong)
     Gujarat Communications Ltd. (India)
     Integrated Telecommunications Systems (Canada)
     M. Paz Logistics Ltd. (Israel)
     Skehan Televideo Service Inc.

Computer Software Copy Protection Customers

     Our first copy  protection  product for the  interactive  software  market,
SafeDisc, has been applied to over 1.7 million CD-ROMs since its commercial release in September 1998. Publishers that have protected CD ROMs using our technology include GT Interactive, Interplay, Microprose, Red Storm
Entertainment,   Take  2   Interactive   Software,   TalonSoft   and  Ubi   Soft
Entertainment.

Sales, Marketing and Customer Support

     We market our videocassette copy protection and digital PPV and DVD copy protection technologies directly to the MPAA studios and certain major independent rights owners and video producers. We also provide ongoing technical support to the two major duplicators that manufacture most of the videocassettes for the MPAA studios. We are constantly looking to expand our network of authorized duplication, authoring and replication facilities throughout the world , in order to better service our rights owners. In addition, we support licensed duplicator sales personnel by providing sales training and sales incentive programs and literature and by participating in trade shows.

     We market our video scrambling technologies through a combination of direct sales and licensing, as well as independent distributors and system integrators in the United States and internationally. We have a total of 16 distributors, sales representatives and licensees serving 29 countries that sell products based on our video scrambling technologies. Our video encryption system products are sold directly or through distributors to end users. We license our PhaseKrypt technology and sell encoder hardware and decoder components directly to manufacturers of cable television set-top decoders. Technical support is provided from our Sunnyvale headquarters.

     We market our computer software copy protection technologies directly to major PC games publishers. Software toolkits are provided to publishers to encrypt individual game titles. In 1998, we put in place the infrastructure to allow implementation and support of the SafeDisc product. We have licensed and certified 24 CD-ROM replication facilities worldwide to apply the technology. In addition, we developed and implemented a customer training program to allow software publishers to train their own employees in using the SafeDisc authoring software.

     We market our video and consumer software copy protection technologies internationally from our Sunnyvale headquarters and through our subsidiaries in Japan and the United Kingdom. In addition, video and computer software copy protection technologies are marketed through exclusive licensing arrangements with third parties in Egypt, Hungary and South Korea. International and export sales together represented 44.5% of our net revenues in 1998 and 46.5% of our net revenues in 1997. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Due to our reliance on international and export sales, we are subject to the risks of conducting business internationally.

     We supplement our direct sales efforts with a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters. We provide technical support to our licensed duplicators, including hardware installation assistance and quality control. As of December 31, 1998, we employed 27 sales and marketing personnel and 10 additional employees who assisted in customer technical support.

Technology

Video Copy Protection

     Effective copy protection systems are difficult to develop because of the need to address the dual requirements of playability and effectiveness. Consumers must be able to view the copy protected content using a consumer VCR and a television set without the need for any intervening devices, while, at the same time, the quality of an unauthorized copy must be reduced to such an extent that it loses its entertainment value. The extent to which the entertainment value is reduced varies, depending on the VCR model used to make the copy and the VCR/TV combination that plays the unauthorized copy. To prevent VCRs from making good copies, the copy protected video must differ in some manner from the standard video signal because, by design, all VCRs will make good copies from standard video signals. Television sets are designed to play standard or near-standard video signals. As a result, there is a risk that making a video signal non-standard in order to prevent copying will decrease playability by causing some television sets to generate impaired or distorted pictures. In the tradeoff between effectiveness and playability, designers of copy protection systems must favor high playability while maintaining adequate effectiveness.

     Our videocassette copy protection technology involves the patented technique of inserting a series of bipolar electronic pulses in the vertical blanking interval of a standard video signal. The vertical blanking interval is the blank space between the video fields on television sets that are refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacturing. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control circuit in the recording system of most VHS videocassette recorders, but not to affect a similar circuit in the television set. Therefore, when a copy protected prerecorded videocassette is played, the picture is clean and crisp, but when a copy of that same videocassette is played, the picture typically has substantially reduced entertainment value. Our copy protection technology is effective against most consumer copying, but generally does not deter professional pirates who use professional duplication and video processing equipment.

     The DVD and digital PPV versions of our copy protection technologies employ both the electronic pulses used in videocassettes and in all territories throughout the world except the United Kingdom and Europe, a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by currently available professional duplication equipment. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top decoder. The integrated circuit is activated by copy protection control codes, which are integrated into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top decoder. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR .

Video Scrambling

     Our PhaseKrypt technology utilizes a combination of digital encryption techniques and analog video scrambling to scramble video signals. The resulting scrambled picture oscillates at random rates, which makes it almost impossible to watch. Because the encoding or scrambling technique is digitally controlled, the level of security against signal theft can be increased by increasing the number of bits that are used in the encryption algorithm. Our technology uses the largest number of bits currently allowable by law for export products. The scrambled picture is decoded using the secure PhaseKrypt analog technology that partially relies on the electronics of the television set to make the image viewable. The combination of the digital encoding process, which provides security, and the analog decoding technology, which is inexpensive, makes PhaseKrypt a cost-effective solution for analog-based cable and satellite television set-top decoders in developing countries. PhaseKrypt video scrambling is often accompanied by one of our patented audio scrambling technologies.

Consumer Software Copy Protection

     C-Dilla's proprietary SafeDisc technology seeks to prevent the copying of CD-ROMs by using encryption-protected content, an authenticating digital signature and "anti-hacking" software. Each CD-ROM published with the SafeDisc technology is premastered with encrypted content, containing authenticating instructions and a unique SafeDisc digital signature. The authentication software must detect the digital signature before it decrypts the contents of the CD-ROM. The digital signature and authentication process is transparent to the user. If a casual or professional counterfeiter uses a CD-recordable device or professional mastering equipment to duplicate a CD-ROM, SafeDisc is designed to inhibit the transmission of the digital signature. Because decryption will not take place without the digital signature, the copy will not run. SafeDisc also contains anti-hacking technology to prevent the compromise of its security features.

Research and Development

     Our research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new technologies related to the video, software and audio security market. Our core technological competencies are in video engineering, which involves the generation and modification of electronic signals in both digital and analog form and the transformation of such signals between digital and analog forms, and in ASIC design. Such technologies are primarily hardware based. We also have expertise in developing security software, which is used to restrict access to encoding and decoding devices.

     During 1998, we began building new competencies in software engineering to address the growing PC software copy protection market. As of December 31, 1998, the software engineering group consisted of five engineers and technicians. This group of engineers and technicians will help us to support CD-ROM copy protection technologies, as well as to evaluate and develop new technologies that will help us compete in the changing marketplace. As part of our Software Marketing License and Development Agreement with C-Dilla, C-Dilla has agreed to provide research and development support for the copy protection products specified in the agreement. C-Dilla has also agreed to provide training to our customer support staff.

     For our copy protection technologies, we support the efforts of television, VCR and DVD hardware manufacturers to design hardware that is compatible with our technologies. We also assist semiconductor manufacturers in incorporating our copy protection technologies into digital video-based ASICs that are used to convert digital video input to analog output. We regularly test the effectiveness and transparency of our copy protection technologies on representative samples of consumer televisions and VCRs to determine whether modifications or enhancements may be necessary. For our video scrambling technologies, our primary focus is the development of enhancements to our PhaseKrypt-based Pay TV encoder and decoder products.

     In September 1997, Macrovision and Digimarc agreed to develop a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. In July 1998, we extended our development alliance to include Philips Electronics Corporation ("Philips"). Digital watermarks embedded in motion pictures and other video material act as an invisible data carrier providing basic copyright identification information as well as various directions either to allow or to disallow playback, viewing and copying onto another digital device. The new technology will be based upon various published patents held by Philips, Digimarc or Macrovision in digital watermarking and play control technologies. The digital watermarks are designed to be imperceptible to the viewer, but to be read easily by special purpose decoders that can be built into software or semiconductor chips. This jointly developed technology is intended to protect motion pictures and other video content from unauthorized reproduction using digital recording devices. See "--Strategic Investments."

     As of December 31, 1998, our research and development staff consisted of 15 engineers and technicians. We believe that our ability to attract, train and retain qualified development personnel is essential to the success of our development programs. In 1998 and 1997, our expenses for research and development were $2.6 million and $2.2 million, respectively.

Intellectual Property Rights

     We hold 42 United States patents and have 30 United States patent applications pending. Of the issued United States patents, 26 relate to copy protection, 12 relate to video scrambling and four relate to audio scrambling. Our issued United States patents expire between June 2000 and March 2015. The earliest of our core videocassette and DVD copy protection patents expires in 2005; however, we have filed applications for improvement patents that, if issued, will extend the expiration dates beyond 2010. We also have 168 foreign patents and 305 foreign patent applications pending in 44 countries. Of the issued foreign patents, 95 relate to copy protection, 59 relate to video scrambling and 14 relate to audio scrambling. Included in the patents related to our copy protection technologies are nine United States and 20 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our copy protection technologies.

     From time to time, we have received claims from third parties that our technologies and products infringe their intellectual property rights. Krypton Co., Ltd., a Japanese company, has filed an invalidation claim against one of our anti-copy patents in Japan. After consultation with Japanese patent counsel, we believe that this claim is without merit, and we plan to contest the claim aggressively in the Japanese Patent Office. We also have one lawsuit pending in an effort to protect our copy protection technology.

     We have nine United States and 20 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our copy protection technologies. We have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology.

     Additional litigation may be necessary in the future to limit the sale of circumvention technologies, to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.

Competition

Video Copy Protection

     We believe that we have had no significant videocassette copy protection competitor for the last five years other than companies that have occasionally developed hardware based on our technology in foreign countries where we do not have patents issued. Our copy protection technologies are proprietary and have broad international patent coverage. As a result, none of our competitors has been successful in the past. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could materially adversely affect our business, financial condition and results of operations.

     Macrovision, Philips and Digimarc are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. The Macrovision, Philips and Digimarc solution has been submitted to the Copy Protection Technical Working Group ("CPTWG"). We, Philips and Digimarc are competing with at least one other group of companies that have submitted similar proposals to the CPTWG. These companies (IBM, NEC, Sony, Pioneer and Hitachi) collectively have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than our group. There can be no assurance that we, Philips and Digimarc will be able to compete successfully in presenting our proposal to the CPTWG. The company whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. If the solution being developed by our group is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group would be at a competitive disadvantage in marketing our solution. If the CPTWG adopts our group's solution, there can be no assurance that other companies will elect not to compete in this market.

Video Scrambling

     The market for video scrambling products and technologies is highly competitive. As a recent entrant into these markets, we compete directly or through licensed manufacturers with many companies, including General Instrument Corporation, Pioneer Electronic Corporation, Scientific-Atlanta, Inc., Tandberg Cryptovision A.S. and VTech-HYH Broadcast Systems. These companies have substantially greater name recognition, larger installed customer bases and market shares and significantly greater financial, technical, marketing and other resources than we and our licensees, many of which are manufacturing and selling addressable set-top decoders for the first time. We and our licensees may not be able to compete successfully in the video scrambling systems markets; we may not be able to make technological advances necessary to improve or even maintain our competitive position; and our products may not achieve market acceptance. In addition, there can be no assurance that technological changes or development efforts by our competitors will not render our video scrambling products obsolete or uncompetitive. We believe that the principal competitive factors affecting these markets include the level of security provided, price, quality, product reputation, customer service and support, the effectiveness of sales and marketing efforts and company reputation. We or our licensees may not be able to compete successfully against current and potential competitors, especially against those with significantly greater financial, marketing, service, support, technical and other resources.

Computer Software Copy Protection

     The market for CD-ROM copy protection technologies is highly competitive. We compete with companies such as TTR, LaserLock and Sony's Digital Optical Replication Division. We may not be able to compete successfully in the computer software copy protection market; we may not be able to make the technological advances necessary to improve or even maintain our position; and our products may not achieve market acceptance. In addition, technological changes or development efforts by our competitors might render our computer software copy protection products obsolete or uncompetitive. Finally, Internet posted hacks may be used to circumvent our technology.

Manufacturing

     Our preferred manufacturing strategy is to license our technologies to third parties that manufacture products incorporating those technologies. We generate royalty revenues from these licenses, generally in the form of an up-front fee and a per unit royalty. For example, licensees of our PhaseKrypt technology can either manufacture PhaseKrypt decoder components or purchase the components from us.

     Our manufacturing operations are limited to low volume products that require us to do significant quality control, such as the video encryption system products, PhaseKrypt encoders and Macrovision-owned videocassette copy protection processors used by commercial videocassette duplicators. These manufacturing operations consist primarily of component procurement, final assembly and test, and quality control of subassemblies and systems. We generally use domestic independent contractors to manufacture and assemble printed circuit boards, which enables us to configure the hardware and software in combinations to meet a wide variety of customer requirements. We install our software into electronically programmable read-only memory to maintain quality control and security. We utilize "burn-in" procedures, functional and system integration testing and comprehensive inspections to assure quality and reliability of our products.

Legislative and Technology Initiatives

     We have been an active participant in the DVD Copy Protection Technical Working Group ("CPTWG") that is comprised of representatives from the following associations and their member companies: MPAA, Consumer Electronics Manufacturers Association, Information Technology Industries Council, Business Software Alliance, Recording Industry Association of America, Home Recording Rights Coalition, Interactive Multimedia Association and DVD Manufacturers Consortium. In 1996, the CPTWG adopted a set of copy protection principles that established prerequisites for commercial availability of DVD hardware and media. Adoption of these principles has resulted in worldwide digital-to-analog copy protection standards for DVD players and media. We believe that our copy protection technology is currently the only digital-to-analog copy protection solution that satisfies these principles. The CPTWG is continuing to evaluate digital-to-digital copy protection solutions, in anticipation of the introduction of digital videocassette recorders and DVD recorders. Our joint development project with Philips and Digimarc is directed to this opportunity.

     In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology.

Strategic Investments

     We have sought to continue to expand our technological base in current as well as new markets through the following strategic investments in companies with complementary or compatible technologies or products.

Command Audio Corporation

     In October 1995, Command Audio Corporation ("CAC") was incorporated as a wholly-owned subsidiary of Macrovision to commercialize a distinct and new audio-on-demand technology. In June 1996, our Board of Directors approved the discontinuation of our involvement in CAC. In August 1996, we divested all but 19.8% of the outstanding stock of CAC. Subsequently in 1998, our ownership interest was diluted to 11.9% after an additional round of external third-party financing was obtained by CAC, in which we elected not to fully participate. CAC is developing an audio-on-demand system consisting of a program center that provides continuously updated news, content and information on a subscription basis and a hand-held portable receiver that stores the information. The system allows consumers to control the timing and content of the program playback. CAC has entered into an agreement with Thomson Consumer Electronics for branding, distribution and manufacturing the hand-held receivers. It has also acquired brand-name content from a variety of respected sources. CAC began beta trials in late 1998 and is aiming to introduce the service in two cities in early 1999. We have no plans to increase our ownership above the 11.9% minority position, but do have a right of first refusal to acquire additional stock to maintain our percentage ownership if and when CAC offers additional stock, subject to certain exceptions. During 1996, we assigned to CAC all rights in certain technology and released our reversion rights in technology that we had previously assigned to CAC. In consideration of such assignment and release, CAC agreed to pay us royalties equal to 2.0% of CAC's gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at our election, at any time prior thereto.

Digimarc Corporation

     In December 1997, we invested $1.5 million in Digimarc in exchange for shares of Digimarc's preferred stock that represents a 6.8% ownership interest on an as-converted basis. Digimarc is a private company that was founded in 1995. We, Digimarc and Philips are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. We, Digimarc and Philips have presented our proposed solution to the CPTWG and are currently working on prototype systems.

C-Dilla Limited

     In February 1998, we purchased 247,500 shares, or approximately 19.8%, of the common stock of C-Dilla, for a purchase price of (pound)2,121,212, or approximately $3.6 million. C-Dilla is a private company founded in 1991. C-Dilla provides rights management software for high value-added information and software publishers.

     In February 1998, we also entered into a Software Marketing License and Development Agreement under which we have for an initial five-year term, the worldwide exclusive license to market C-Dilla's proprietary copy protection technology for CD-ROM software products in the consumer multimedia software market. Under this agreement, we paid (pound)606,060, or approximately $1.0 million, in up-front license fees subject to offset against future royalties and will pay royalties to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. In the event that we fail to reach minimum royalty levels of $2.0 million in the third year of our agreement, $5.0 million in the fourth year, or $10.0 million in the fifth year, the license becomes a non-exclusive license for the term of the agreement. Additionally, in connection with C-Dilla's granting of licenses for certain of its products outside of the markets for which we have been granted rights under the agreement, C-Dilla will pay to us royalties of between 7.5% to 30% of revenues from such licenses. We have the option to extend the initial term of the agreement for an additional five-year period upon payment of an option fee of $1.0 million and an additional license fee of $5.0 million, which fee may be paid through future increased royalty payments. Under the terms of the agreement, we and C-Dilla also agreed to develop jointly certain other proprietary copy protection technologies for CD-ROM, DVD-ROM and other digital delivery methods.

Employees

     As of December 31, 1998, we had 83 employees, including eight in manufacturing, 15 in research, engineering and development, 27 in sales and marketing plus 10 in technical support and 23 in general and administrative capacities. Fifteen of these employees are based outside of the United States. None of our employees are covered by a collective bargaining agreement or is represented by a labor union with respect to employment by us. We have not experienced any organized work stoppages and consider our relations with our employees to be good.

                                  RISK FACTORS

We  expect  to  experience   fluctuations  in  future   operating   results  and
seasonality.

     Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. These factors include, but are not limited to:

     o the timing of releases of popular motion pictures on videocassettes or DVDs or by digital PPV transmission;

     o    the ability of the MPAA studios to produce "blockbuster" titles;

     o the degree of acceptance of our copy protection technologies by major motion picture studios;

     o    consolidation in the entertainment industry;

     o    the mix of products sold and technologies licensed;

     o    any change in product or license pricing;

     o    the seasonality of revenues;

     o    changes in our operating expenses;

     o    personnel changes;

     o    the development of our direct and indirect distribution channels;

     o    foreign currency exchange rates; and

     o    general economic conditions.

     We may choose to reduce prices or increase spending in response to competition or new technologies or elect to pursue new market opportunities. If new competitors, technological advances in the industry or by existing or new competitors or other competitive factors require us to invest significantly greater resources in research and development or marketing efforts, our future operating results may be adversely affected. As a high percentage of our operating expenses is fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

     We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of certain of our customers to release their more popular motion pictures on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

     Based upon the factors enumerated above, we believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that we will be able to grow in future periods or that we will be able to sustain our level of net revenues or our rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarter, our operating results will be below the expectations of stock market analysts and investors. In this event, the price of our common stock could be materially adversely affected. Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter, due primarily to the delay inherent in revenue reporting from licensees and replicators, resulting in a potentially more significant level of volatility in the price of our common stock.

We depend on videocassette copy protection technology and on advocacy of this technology by major motion picture studios.

     We currently derive a substantial majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. These fees represented 64.5% of our net revenues during 1998 and 62.0% of our net revenues during 1997. We expect these fees to account for a majority of our net revenues and operating income at least through 1999. This portion of our business has not grown significantly in recent years, and there can be no assurance that revenues from these fees will grow significantly or at all. Any future growth in revenues from these fees will depend on the use of our copy protection technology on a larger number of videocassettes. In order to increase or maintain our market penetration, we must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material and/or subsequent revenues from other venues. In this regard, our copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

     In the event that the major motion picture studios or other customers of our copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. Any factor that results in a decline in demand for our copy protection technology, including a change of copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes that are encoded with our copy protection technology, would have a material adverse effect on our business, financial condition and results of operations. Moreover, our ability to expand our markets in additional home entertainment venues such as digital PPV and DVDs will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection into the hardware and network infrastructure required to distribute such video programming. In the event that the motion picture industry withdraws its support for our copy protection technologies or otherwise determines not to copy protect a significant portion of prerecorded video on videocassettes or DVD or digital PPV programs, our business, financial condition and results of operations would be materially adversely affected.

We depend on our key customers.

     Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, we have derived a substantial majority of our net revenues from relatively few customers. For 1998, revenues from one of our customers accounted for more than 12% of our net revenues. For 1997, another customer accounted for 11% of our net revenues. The MPAA studios as a group accounted for 45.1% of our net revenues in 1998 and 38.6% of our net revenues in 1997. We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with three of the MPAA studios and with PolyGram and Dreamworks for copy protection of substantially all of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from February 2000 to March 2001. The failure of any of these customers to renew its contracts or enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and would have a material adverse effect on our business, financial condition and results of operations. Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that our current customers will continue to use our technology at current or increased levels, if at all, or that we will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on our business, financial condition and results of operations.

We are introducing products into the evolving market for DVD and digital PPV copy protection.

     Our future growth and operating results will depend to a large extent on the successful introduction, marketing and commercial viability of DVDs and digital PPV programming that utilize our copy protection technologies. A number of factors will affect our ability to derive revenues from DVD and digital PPV copy protection. These factors include the cost and effectiveness of our copy protection technology in our various applications, the development of alternative technologies or standards for DVD copy protection, the uncertainty in the marketplace engendered by alternative standards for DVD and for DVD recordable devices, our ability to obtain commitments from the motion picture studios to require copy protection on DVD media and digital PPV transmissions and the relative ease of copying, as well as the quality of the copies of unprotected video materials distributed in new digital formats. Because of their early stages of development, demand for and market acceptance of DVD and digital PPV, as well as demand for associated copy protection, are subject to a high level of uncertainty. Much of the DVD and digital PPV technology and infrastructure is unproven, and it is difficult to predict with any assurance whether, or to what extent, these evolving markets will grow. In this regard, our future growth would be adversely affected if DVD players and digital PPV set-top decoders that do not include our copy protection components achieve market acceptance.

     While our copy protection capability is embedded in approximately 13 million digital set-top decoders manufactured by certain of the leading set-top decoder manufacturers, only four system operators have activated copy protection for digital PPV programming. In Japan, DirectTV Japan and SkyPerfecTV copy protect all adult programming channels and certain PPV motion pictures. In Hong Kong, one system operator copy protects all video-on-demand movies. In the United Kingdom, British Sky Broadcasting has to date copy protected all 48 digital channels of PPV motion pictures. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom. Also, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, certain television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

     We seek to expand our copy protection business through licensing arrangements and strategic investments. Macrovision, Philips and Digimarc are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. We have submitted our proposed solution to the Copy Protection Technical Working Group ("CPTWG"). At least one other group (IBM, NEC, Sony, Pioneer and Hitachi) of companies has also submitted proposals to the CPTWG. The companies whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. The IEEE 1394 transmission protocol has also been proposed as a digital-to-digital copy protection solution. If the solution being developed by Macrovision, Philips and Digimarc is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, Macrovision, Philips and Digimarc will be at a competitive disadvantage in marketing their solution. There can be no assurance that the solution being developed by Macrovision, Philips and Digimarc will be selected as the standard by the CPTWG or that such solution will achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

We are also just beginning to enter the market for computer software copy protection.

     We have an exclusive marketing agreement with C-Dilla for copy protection technology for CD-ROM software products in the consumer multimedia market. The market for copy protection of CD-ROMs is unproven. For us to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt the solution developed by C-Dilla and marketed by us. There can be no assurance that copy protection of multimedia CD-ROMs will be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prevented from copying the content of their favorite applications or if copy protection impairs the playability of the CD-ROM. Moreover, copy protection may not be effective on all hardware platforms or configurations or may prove to be easily circumvented. A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. There may not be demand for CD-ROM copy protection. Software developed for CD-ROM may migrate to DVD-ROM, a format in which we nor C-Dilla have developed copy protection technology. Internet posted hacks may be used to circumvent the technology. Further, the solution we are marketing may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of multimedia software providers. If the market for CD-ROM copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

Our intellectual property rights may not be adequately protected.

     Our success is heavily dependent upon our proprietary technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Any patents that issue from our pending or future patent applications or the claims in issued patents or pending patent applications may not be of sufficient scope or strength or be issued in all countries where our products can be sold or our technologies can be licensed to provide meaningful protection or any commercial advantage to us. The expiration of certain patents may have a material adverse effect on our business, financial condition and results of operations. Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products and technologies, which could have a material adverse effect on our business, financial condition and results of operations.

     Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any litigation of these types will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, whether or not such litigation is determined adversely to us. In the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. Our failure to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

It can be time consuming and costly to defend against infringement claims.

     From time to time, we have received claims from third parties that our technologies and products infringe their intellectual property rights. Krypton Co., Ltd., a Japanese company, has filed an invalidation claim against one of our anti-copy patents in Japan. After consultation with Japanese patent counsel, we believe that this claim is without merit, and we will aggressively contest the claim in the Japanese Patent Office. In the event of an adverse ruling on this claim, we might incur legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology, which could have a material adverse effect on our business, financial condition and results of operations. We also have one pending lawsuit in an effort to protect our copy protection technology. In addition, as we acquire or license a portion of the technology included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of the acquired or licensed technology. Although we intend to obtain representations as to the origin and ownership of the acquired or licensed software and obtain indemnification to cover any breach of any of these representations, these representations may not be accurate or indemnification may not provide adequate compensation for any breach of these representations. To the extent that these or any other communications or any litigation create further uncertainty in the marketplace, acceptance of the technology that we market would be delayed, which could have a material adverse effect on our business, financial condition and results of operations. These and any other such claims of infringement, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention from day-to-day operations, cause product shipment delays or require us to cease utilizing the infringing technology unless it can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

It can be time-consuming and costly to limit the spread of circumvention devices.

     We have nine United States and 20 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our copy protection technologies. We have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or have to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business, financial condition and results of operations. In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that currently respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology.

We compete in an industry characterized by rapid technological change.

     The video security industry in which we compete, and in which our technologies and products are utilized, is characterized by rapid technological change, frequent product introductions and enhancements, changes in customer demands and evolving industry standards. The emergence of new industry standards and the introduction of new technologies or products embodying new technologies can render existing technologies or products obsolete and unmarketable. For example, in countries not covered by the Digital Millennium Copyright Act, new industry standards for VCRs or television sets could adversely affect the effectiveness or transparency of our copy protection technology. Our videocassette copy protection technology exploits the automatic gain control circuit in VHS VCRs. While most VCR manufacturers use a standard automatic gain control circuit that responds to our copy protection process, there can be no assurance, other than the Digital Millennium Copyright Act in the United States, that VCR manufacturers will not use alternative automatic gain control circuits that do not respond to our copy protection technology, thereby lessening the effectiveness of our consumer copy protection solution over time as new VCRs are sold into the market. Moreover, there can be no assurance that television manufacturers will continue to design television sets that are transparent to our copy protection technologies when they display original, copy protected videocassettes, DVDs and digital PPV programming.

     The success of our PhaseKrypt video scrambling technology will depend upon the growth of analog cable Pay TV networks in the Pacific Rim, South America and other developing areas and the ability of our licensees to sell into those markets. The financial crisis in Southeast Asia has delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of our licensees to sell addressable set-top decoders that include our PhaseKrypt video scrambling technology. The development of lower cost digital video scrambling systems could result in a transition from analog to digital scrambling systems in the developing cable Pay TV markets and a reduction in demand for our PhaseKrypt video scrambling technology.

     Our future success will depend in large part on our ability to enhance our current technologies and products in a timely, cost-effective manner and to develop or acquire new technologies and products that meet changing market conditions, which include emerging industry standards, changing customer demands, new competitive product offerings and changing technology. We may not be successful in developing or acquiring and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new technologies or products that respond to technological change, updates or enhancements to other consumer electronics products, changes in customer requirements or evolving industry standards. Also, we may experience difficulties that delay or prevent the successful development, introduction and license or sale of these enhancements, technologies or products. These enhancements, technologies or products may not adequately meet the requirements of the marketplace and achieve market acceptance. Any failure by us to anticipate or to respond adequately to changing market conditions, or any significant delays in technology or product development or introduction, could cause customers to delay or decide against licensing or purchasing our technologies or products and would have a material adverse effect on our business, financial condition and results of operations.

Third parties may attempt to use circumvention technologies.

     Attempts by third parties to circumvent our copy protection technologies have been and are expected to be a persistent problem, even in the face of the new United States Digital Millennium Copyright Act which outlaws copy protection circumvention devices and technologies. To counter circumvention technologies, we have developed and patented a number of processes and devices in the videocassette and DVD fields that could be used by unauthorized parties to circumvent our copy protection technologies. We have then attempted to use these patents as barriers to the manufacture and sale of such devices by others. We have no similar patents specifically directed to the digital-to-digital or CD-ROM copy protection fields. Notwithstanding our patent position, a number of devices have been available, and currently are available, that circumvent copy protection. Moreover, our copy protection technologies are not effective against professional duplication and video processing equipment. There can be no assurance that third parties will not be able to develop circumvention technologies that do not infringe our patents or that we will be able to obtain patents on circumvention technologies developed in the future. A number of factors could cause copyright holders to choose not to use our copy protection technology, including a perception that the inability of our technology to deter professional pirates renders our technology less useful, the interference with legitimate consumer use of the original copyrighted product, the commercial availability of products that circumvent our copy protection technology, or any significant reduction in the effectiveness of our copy protection technology in deterring consumer copying. We have implemented numerous anti-hack features to protect our CD-ROM copy protection technology, but Internet posted hacks defeat certain versions of copy protection technology and there can be no assurance that future copy protection technology will not be hacked. Any reduction in demand for our products could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the risks associated with expanding our technological base through strategic investments.

     We have recently expanded our technological base in current as well as new markets through strategic investments in companies with complementary or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation, Digimarc and C-Dilla. These investments, which total $7.9 million and represented 12.0% of our total assets at December 31, 1998, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources, and there can be no assurance that we will ever recover the cost of these management resources. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

     Our strategic investments typically involve joint development or marketing efforts or technology licensing. There can be no assurance that any joint development efforts will result in the successful introduction of new products by us or a third party, or that any joint marketing efforts will result in increased demand for our products. Further, there can be no assurance that any current or future strategic investments by us will allow us to enter and compete effectively in new markets or improve our performance in current markets.

We depend on suppliers and third-party manufacturers.

     We depend upon third-party manufacturers and suppliers for components, subassemblies and printed circuit boards used in our video encryption system products, PhaseKrypt encoders, PhaseKrypt decoder components and videocassette copy protection processors. Our product designs are proprietary but generally incorporate industry-standard hardware components that are obtainable from multiple sources. Our ability to deliver our products in a timely manner depends upon the availability of quality components and subassemblies used in these products and, in part, on the ability of subcontractors to manufacture, assemble and deliver certain items in a timely and satisfactory manner. We obtain certain electronic components and subassemblies from a single source or a limited number of sources. For example, Atmel Corporation is currently our sole source of integrated circuits for our PhaseKrypt decoders. The reliance on third-party manufacturers and sole or limited suppliers involves a number of risks, including a potential inability to obtain an adequate supply of required components, subassemblies and printed circuit boards and reduced control over pricing, quality and timely delivery of components, subassemblies and printed circuit boards. A significant interruption in the delivery of any such items or any other circumstance that would require us to seek alternative sources of supply could result in our inability to deliver certain of our products on a timely basis, which in turn could result in a deterioration of our customer relationships and have a material adverse effect on our business, financial condition and results of operations.

We need to establish and maintain licensing relationships with companies in related fields.

     Our future success will depend in part upon our ability to establish and maintain licensing relationships with companies in related business fields, including videocassette duplicators, international distributors of videocassettes, DVD authoring facilities and replicators, semiconductor and equipment manufacturers, operators of digital PPV systems, consumer electronics hardware manufacturers and CD-ROM mastering facilities and replicators. We believe that these current and future relationships can allow us greater access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by these other companies are not within our control. We may not be able to maintain our existing relationships or enter into beneficial relationships in the future. Other parties may not perform their obligations as expected. Our reliance on others for the development, manufacturing and distribution of our technologies and products may result in unforeseen problems. Our reliance on the service providers of our partners may also result in unforeseen problems. Substantially all of our license agreements are non-exclusive, and therefore these licensees are free to enter into similar agreements with third parties, including our current or potential competitors. There can be no assurance that our licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors, as a means of developing or marketing products targeted by the collaborative programs and by our products. The failure of any of our current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, financial condition and results of operations.

Certain markets in which we compete are highly competitive.

     We believe that we have had no significant videocassette copy protection competitor for the last five years other than companies that have occasionally developed hardware based on our technology in foreign countries where we do not have patents issued. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could materially adversely affect our business, financial condition and results of operations.

     Macrovision, Philips and Digimarc are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices and have submitted their proposed solution to the CPTWG. Our group is competing with at least one other group of companies that have submitted similar proposals to the CPTWG. Certain of these companies have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than our group. There can be no assurance that our group will be able to compete successfully in presenting its proposal to the CPTWG. The company whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. If the solution being developed by our group is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group would be at a competitive disadvantage in marketing its solution. Even if the CPTWG adopts our group's solution other companies may still elect to compete in this market.

     The market for video scrambling products and technologies is highly competitive. As a recent entrant into these markets, we compete directly or through licensed manufacturers with many companies, including General Instrument Corporation, Pioneer Electronic Corporation, Scientific-Atlanta, Inc., Tandberg Cryptovision A.S. and VTech-HYH Broadcast Systems. These companies have substantially greater name recognition, larger installed customer bases and market shares and significantly greater financial, technical, marketing and other resources than do we and our licensees, many of which are manufacturing and selling addressable set-top decoders for the first time. There can be no assurance that we and our licensees will be able to compete successfully in the video scrambling systems markets, that we will be able to make technological advances necessary to improve or even maintain our competitive position or that our products will achieve market acceptance. In addition, technological changes or development efforts by our competitors may render our video scrambling products obsolete or uncompetitive.

     The market for CD-ROM copy protection technologies is highly competitive. We compete with companies such as TTR, LaserLock and Sony's Digital Optical Replication Division. There can be no assurance that we will be able to compete successfully in the computer software copy protection market, that we will be able to make technological advances necessary to improve or even maintain our position or that our products will achieve market acceptance. In addition, technological changes or development efforts by our competitors may render our computer software copy protection products obsolete or uncompetitive. Finally, Internet posted hacks may be used to circumvent our technology.

We face a number of risks associated with international and export sales.

     International  and  export  sales  together  represented  44.5%  of our net revenues in 1998 and 46.5% of our net revenues in 1997. We expect that these sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV programming and DVDs and the use of copy protection in these media, as well as addressable analog cable television systems. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or our ability to sell our products or license our technologies into these markets would have a material adverse effect on our business, financial condition and results of operations. In particular, the net revenues that we derived from video scrambling decreased 46.5% from 1997 to 1998, due to decreased demand for analog decoding equipment that resulted primarily from the financial crisis in Southeast Asia and Latin America. This crisis has also delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of our licensees to sell addressable set-top decoders that include our PhaseKrypt video scrambling technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection and video scrambling technologies.

     Due to our reliance on international and export sales, we are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. International and export sales are subject to other risks, such as changes in, or imposition of, regulatory requirements, decision making control to use our products by studio headquarters operations, tariffs or taxes and other trade barriers and restrictions, foreign government regulations, fluctuations in currency exchange rates, interpretations or enforceability of local patent or other intellectual property laws, longer payment cycles, difficulty in collecting accounts receivable, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, difficulty in staffing and managing foreign operations and political and economic instability. For example, under the United States Export Administration Act of 1979, as amended, and regulations promulgated thereunder, encryption algorithms such as those used in our video scrambling technologies are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally. While international and export sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that our future results of operations will not be materially adversely affected by currency fluctuations. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop, or if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and Pay TV networks and other applications requiring our video security solutions.

We need to manage our growth.

     The growth of our business has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. Our future results of operations will depend in part on the ability of our officers and other key employees to continue to implement and expand our operational, customer support and financial control systems and to expand, train and manage our employee base. In order to manage our future growth, if any, successfully, we will be required to hire additional personnel and to augment our existing financial and management systems or to implement new systems. There can be no assurance that management will be able to augment or to implement these systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on our business, financial condition and results of operations. We typically receive license fees for videocassette, DVD and CD-ROM copy protection based upon the number of copy protected videocassettes, DVDs and CD-ROMs that are produced by the MPAA studios or other rights holders. Information relating to the number of copy protected units may not be reported to us until one to three months after the period of actual usage. As a result, we recognize revenue based upon estimates of historical usage, recent trends, market information and specific customer communications. While to date our estimates have been reasonably accurate, as our product offerings expand, and if the revenues generated from copy protection of CD-ROMs, PPV programming and DVDs, as well as royalties from digital set-top decoders, increase, deriving such estimates will become more complex. There can be no assurance that, in a future period, our estimates as to the usage of our copy protection technology will be accurate. Adjustments to record the difference between estimated and actual revenue could have a material adverse effect on our business, financial condition and results of operations for the period in which the adjustment is recorded.

We are dependent on certain key personnel.

     Because of the specialized nature of our business, our future performance is highly dependent upon the continued service of members of our senior management and other key research and development and sales and marketing personnel. The loss of any of these persons could have a material adverse effect on our business, financial condition and results of operations. We do not have employment contracts for a fixed term with any of our employees in the United States. We believe that our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. Hiring for such personnel is competitive. There can be no assurance that we will be able to continue to attract, assimilate and retain the qualified personnel necessary for the development of our business. The failure to recruit additional key personnel in a timely manner, or the failure to retain new or current personnel, would have a material adverse effect on our business, financial condition and results of operations.

We are parties to certain transactions with our affiliates.

     We are a party to a number of transactions with affiliated entities. Victor Company of Japan, Limited, the parent of one of our principal stockholders, licenses and utilizes various technologies of ours pursuant to several agreements. Matsushita Electric Industrial Co., Ltd., which owns approximately 52% of Victor Company of Japan, Limited, also is a party to various agreements with us. We have certain agreements with a former subsidiary, Command Audio Corp., in which we currently have an 11.9% interest. In addition, we have agreements with C-Dilla, in which we have a 19.8% interest.

We are currently involved in a litigation that could have a material impact on us.

     In October 1995, Joseph Swyt, one of our former officers and directors, filed suit against us in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with our grant of stock options to him. Mr. Swyt maintains that we induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, we granted to Mr. Swyt options to purchase approximately 200,000 shares with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from Macrovision in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between us and Mr. Swyt. The arbitration agreement contains limitations on the types of damages available to Mr. Swyt and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings were completed in February 1999. On March 16, 1999, a majority of the arbitrators rendered a decision in our favor, finding that we had no liability to Mr. Swyt on any of his claims and that his claims were without merit. We are seeking and expect to have the arbitrators' decision confirmed by the Superior Court. However, in the unlikely event that the Court were to set aside the arbitrators' decision instead of confirming it, a subsequent decision against us could have a material adverse effect on our business, financial condition and results of operations. For details on additional litigation, please see "--It can be time-consuming and costly to defend against infringement claims."

We face Year 2000 risks.

     Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements. Our business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used internally by us in the management of our business; hardware and software products developed by us; the internal systems of our customers and suppliers; and non-information technology systems and services used by us in the management of our business, such as telephone systems and building systems. We believe our products are Year 2000 ready; however, success of our Year 2000 readiness efforts may depend on the success of our customers in dealing with their Year 2000 issues. We sell our products to companies in a variety of industries each experiencing different issues with Year 2000 readiness. Customer difficulties with Year 2000 issues could interfere with the use of our products, which might require us to devote additional resources to resolve the underlying problems. Although we believe that our Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within our control, there can be no assurance that our efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. We do not presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations. For more details on our Year 2000 risks, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

Our charter documents contain provisions that could discourage a takeover.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control of Macrovision. We have no present plans to issue shares of preferred stock. Additionally, our charter documents contain a provision eliminating the ability of our stockholders to take action by written consent. This provision is designed to reduce our vulnerability to an unsolicited acquisition proposal, to maintain independent ownership and control of our copy protection technologies and to render the use of stockholder written consent unavailable as a tactic in a proxy fight. However, this provision could have the effect of discouraging others from making tender offers for our shares, thereby inhibiting increases in the market price of our shares that could result from actual or rumored takeover attempts. Such provision also may have the effect of preventing changes in our management. Further, our Bylaws limit the ability of our stockholders to raise matters at a meeting of stockholders without giving advance notice thereof. In addition,
Section 203 of the Delaware General Corporation Law, to which we are subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may delay, defer or prevent a change in control of Macrovision.

     Pursuant to the terms of a Copy Protection Technology Agreement (the "Technology Agreement") between us and Victor Company of Japan, Limited, we have agreed to continue to license our copy protection technologies to third parties in the event of the acquisition of Macrovision by a party other than Victor Company. Further, we have granted to Victor Company the right to sublicense our copy protection technologies in the event that we fail to make our copy protection technologies generally available for licensing to third parties following an acquisition of Macrovision. The Technology Agreement could have the effect of making Macrovision less attractive to third parties as an acquisition candidate.

We experienced volatility in our stock price.

     The market price of our common stock has been and in the future could be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technical innovations, new products or new contracts by us, our competitors or their customers, governmental regulatory action, developments with respect to patents or proprietary rights, changes in financial estimates by securities analysts, lawsuits, general market conditions and other factors, certain of which could be unrelated to us or outside our control. In addition, announcements by the Copy Protection Technical Working Group, the Motion Picture Association of America or its members, satellite television operators, cable television operators or others regarding motion picture distribution, business combinations, evolving industry standards or other developments could cause the market price of our common stock to fluctuate substantially. The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Further, the trading prices of the stocks of many technology companies, including us, are at or near historical highs and reflect price/earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against such a company. There can be no assurance that such litigation will not occur in the future with respect to Macrovision. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. Any settlement or adverse determination in such litigation could also subject us to significant liability, which could have a material adverse effect on our business, financial condition and results of operations. These market price fluctuations, as well as general economic, political and market conditions such as recessions or international currency fluctuations, may adversely affect the market price of the common stock. In addition, because of our dependence on the reports of our customers to derive revenue estimates, we may not be in a position to identify any shortfall of anticipated revenue until late in or after any particular quarter. Failure to detect any such shortfall until such time would result in our inability to advise or warn our stockholders and analysts about such shortfalls and potentially subject our stock price to grater volatility.

ITEM 2. Description of Property.

     Our principal operations are located in a 43,960 square foot building in Sunnyvale, California. Our lease for this building expires on June 30, 2002. We also lease space for sales, marketing and technical support operations near London, England and in Tokyo, Japan. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3. Legal Proceedings.


Swyt Litigation

     In October 1995, Joseph Swyt, one of our former officers and directors, filed suit against us in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with our grant of stock options to him. Mr. Swyt maintains that we induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, we granted to him options to purchase approximately 200,000 shares with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from Macrovision in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and Macrovision. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings were completed in February 1999. On March 16, 1999, a majority of the arbitrators rendered a decision in our favor, finding that we had no liability to Mr. Swyt on any of his claims and that his claims were without merit. We are seeking and expect to have the arbitrators' decision confirmed by the Superior Court. However, in the unlikely event that the Court were to set aside the arbitrators' decision instead of confirming it, a subsequent decision against us could have a material adverse effect on our business, financial condition and results of operations.

Patent Litigation

     We have been notified that a Japanese company has filed an invalidation claim against one of our anti-copy patents in Japan. We and our Japanese patent counsel believe this claim is without merit and will be aggressively contested by us in the Japanese Patent Office. In the event of an adverse ruling on this claim, we might incur legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology. From time to time, we may receive claims from third parties that our technologies and products infringe their intellectual property rights, and we may receive similar claims in the future. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, cause product shipment delays or require us to cease utilizing the infringing technology unless we can enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

     We now have pending one patent infringement lawsuit in an effort to protect our copy protection technology. In the event of an adverse ruling in this litigation, we might incur legal competition from clones of our own copy protection technology, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     We did not submit any matters to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

     (a) Our common stock has been traded on the Nasdaq National Market under the symbol "MVSN" since our initial public offering on March 17, 1997. The following table sets forth, for the periods indicated, the reported high and low closing prices for our common stock.

                                                             High          Low
                                                             ----          ---
    1997
       First Quarter (Commencing March 17, 1997) .....  $   9.000      $   8.000
       Second Quarter ................................     14.750          8.250
       Third Quarter .................................     18.125         12.750
       Fourth Quarter ................................     17.125         12.750

    1998
       First Quarter .................................     19.313         14.750
       Second Quarter ................................     24.500         17.500
       Third Quarter .................................     29.750         17.750
       Fourth Quarter ................................     44.625         25.000

     As of March 22, 1999, there were 105 holders of record of our common stock, based upon information furnished by Boston EquiServe, Boston, MA, the transfer agent for our securities. We believe, based upon security positions listings, that there are more than 1,800 beneficial owners of our common stock. As of March 22, 1999, there were 8,925,229 shares of common stock outstanding.

     We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all earnings for use in our business operations and in the expansion of our business.

     In March and April 1997, we completed an initial public offering of our common stock, $0.001 par value (the "Offering"). The managing underwriters in the Offering were Montgomery Securities, Hambrecht & Quist LLC and Cowen & Company (the "Underwriters"). We registered 2,702,500 shares of common stock under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (No. 333-19373) (the "Registration Statement"). which was declared effective by the Securities and Exchange Commission on March 12, 1997.

     We commenced the Offering on March 13, 1997 and terminated it on April 11, 1997 after 2,680,000 shares (including 330,000 shares sold pursuant to the exercise of the underwriters' over-allotment option) had been sold.

Of the 2,680,000 shares sold, we sold 1,764,016 shares and certain of our stockholders sold 915,984 shares. The initial public offering price was $9.00 per share and thus our gross proceeds were $15.9 million.

     We paid an aggregate of $1.1 million in underwriting discounts and commissions and $1.5 million in other expenses. None of these amounts were paid directly or indirectly to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities or any of our affiliates. After deducting the underwriting discounts and commissions and other Offering expenses, our net proceeds from the Offering were approximately $13.2 million. As of December 31, 1998, these proceeds were invested in interest-bearing, investment grade securities.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion in this Item contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of risk factors, including those set forth below and those set forth above under the caption "Risk Factors."

Overview

     Macrovision was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, we have derived most of our revenues and operating income from licensing our video copy protection technologies. Videocassette copy protection revenues represented 64.5% of our net revenues in 1998 and 62.0% of our net revenues in 1997. We expect these license fees to account for a majority of our net revenues and operating income at least through 1999. Our videocassette copy protection customers have included the home video divisions of the seven members of the MPAA. We also have a variety of special interest videocassette copy protection customers, including more than 150 videocassette duplication companies and a number of rights holders, such as independent producers of exercise, sports and educational videocassettes. We typically receive license fees for videocassette copy protection based upon the number of copy protected videocassettes that are produced by MPAA studios or other rights holders. License fees from MPAA studios represented a majority of such fees in 1998 and 1997.

     In 1993, we began licensing our digital PPV video copy protection technologies to satellite and cable television system operators and to the equipment manufacturers that supply the satellite and cable television industries. These manufacturers include in their digital set-top decoders integrated circuits incorporating our copy protection technologies that can be activated to apply video copy protection to digital PPV transmissions. Our digital PPV copy protection revenues have been derived from up-front license fees, hardware royalties and limited PPV programming royalties. Digital PPV up-front license fees, hardware royalties and PPV programming royalties decreased to 15.4% of our net revenues in 1998 from 18.2% of net revenues in 1997. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated.

     In 1994, we began licensing and selling our PhaseKrypt video scrambling technology to manufacturers of analog set-top decoders for sale to cable television system operators in developing cable television markets. We also sell other analog scrambling systems to television broadcasters for securing incoming contribution circuits to network control centers and outbound rebroadcast circuits to affiliate and regional stations. Finally, we sell specialized analog video scrambling systems in the government, military and law enforcement markets, primarily for covert surveillance applications. Video scrambling revenues decreased to 6.0% of our net revenues in 1998 from 13.5% in 1997, due to the lower than expected Components and Licensing revenues from Asia and lower than expected sales of video encryption system products to government agencies. Gross margins on sales of our video scrambling products have been significantly lower than on our licenses of copy protection or video scrambling technologies because of the hardware product costs associated with a more traditional manufacturing environment. We expect this trend to continue for the foreseeable future.

     In 1997, we derived our first revenues from royalties and hardware license fees associated with DVD copy protection. The initial customers implementing the DVD copy protection, from which the royalties have been derived, have been members of the MPAA and to a lesser extent special interest rights owners. DVD hardware license fees are generated from an initial license fee paid at the beginning of a license and subsequent annual renewal fees. DVD copy protection has increased to 12.7% of our net revenues in 1998 from 5.3% in 1997.

Revenue is expected to grow in both absolute dollars and as a percentage of revenue in 1999 as the number of DVDs, DVD titles and DVD players in the market increases.

     In October 1995, Command Audio Corporation was incorporated by us as a wholly-owned subsidiary to commercialize a distinct and new audio-on-demand technology that our founder developed during 1994 and 1995. This technology does not involve copy protection or video scrambling, but rather digitally stores broadcast audio programs so that a user can listen to these programs at his or her convenience. In August 1996, we divested all but 19.8% of our ownership in CAC. Additionally, in 1996, we assigned to CAC all rights in certain technology and released our reversion rights in technology that we had previously assigned to CAC. In consideration of this assignment and release, CAC agreed to pay to us royalties equal to 2.0% of its gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at our election, at any time prior thereto. During 1997, we maintained our 19.8% ownership in CAC with an additional cash investment of approximately $2.0 million in connection with various rounds of third-party financing obtained by CAC. In 1998, we invested $500,000 in CAC in connection with an additional round of external financing obtained by CAC. Our investment was less than 19.8% of the total investment financing obtained by CAC and thus reduced our previous 19.8% ownership of CAC to 11.9%.

     In December 1997, we invested $1.5 million in Digimarc in exchange for shares of Digimarc's preferred stock that represent a 6.8% ownership interest on an as-converted basis. Digimarc is a private company that was founded in 1995. We, Digimarc and Philips are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. We have presented our proposed solution to the CPTWG and are currently working on prototype systems.

     In 1998, we entered into a Software Marketing License and Development Agreement with C-Dilla under which we have, for an initial five-year term, the worldwide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. In September 1998, we and C-Dilla introduced our CD-ROM copy protection technology, called SafeDisc. As of December 31, 1998, we had protected over 1.7 million CD-ROMs with SafeDisc. The initial customers implementing the multimedia software copy protection included nine publishers. We expect revenues in both absolute dollars and as a percentage of revenue from multimedia software copy protection to increase in 1999 due to the increasing usage, by multimedia content owners, of the SafeDisc technology to reduce the unauthorized coping of their content due to the availability of low price CD recorders. Revenues from multimedia software royalties in 1998 represented 1.4% of our net revenues.

     Our cost of revenues consists primarily of manufacturing costs associated with our video scrambling product revenues, service fees paid to licensed duplicators that apply our videocassette copy protection whenever rights owners license the technology directly from us, costs associated with equipment used in applying the copy protection process at the licensed duplicators and royalties due C-Dilla based on revenues from copy protection of CD-ROMs. Also included in cost of revenues are patent amortization costs and legal costs associated with our efforts to prevent the sale of devices that attempt to circumvent our video copy protection technologies. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

     We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of certain of our customers to release their more popular motion pictures on videocassettes and DVDs during the year-end holiday shopping season and having our operating expenses incurred more evenly throughout the year. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, revenues have tended to be lower in the summer months, particularly in Europe.

Results of Operations

     The following table sets forth selected consolidated statement of income data expressed as a percentage of net revenues for the periods indicated:

                                                         Year Ended December 31,
                                                         ----------------------
                                                          1998            1997
                                                         ------          ------
Net revenues .....................................        100.0%          100.0%
                                                         ------          ------
Costs and expenses:
  Cost of revenues ...............................          8.5            11.9
  Research and development .......................         10.6            11.1
  Selling and marketing ..........................         24.5            28.3
  General and administrative .....................         18.9            20.4
                                                         ------          ------
    Total costs and expenses .....................         62.5            71.7
                                                         ------          ------
    Operating income .............................         37.5            28.3
Interest and other income, net ...................          4.5             2.4
                                                         ------          ------
    Income before income taxes ...................         42.0            30.7
Income taxes .....................................         16.0            11.9
                                                         ------          ------
    Net income ...................................         26.0%           18.8%
                                                         ======          ======

     The following information provides revenue information by general product lines for the periods indicated (dollars in thousands):

                                            For Period Ended December 31,
                                     -------------------------------------------
                                       1998      %      1997       %    % Change
                                     -------   -----   -------   -----  --------
Video Copy Protection .............  $22,626    92.6   $17,412    85.6    29.9%
Video Scrambling ..................    1,464     6.0     2,739    13.5   (46.5)
Computer Software Copy Protection .      344     1.4        --      --      --
Other .............................       --      --       189      .9      --
                                     -------   -----   -------   -----    ----
Total .............................  $24,434   100.0   $20,340   100.0    20.1
                                     =======   =====   =======   =====    ====

Net Revenues

     Our net revenues increased 20.1% from $20.3 million in 1997 to $24.4 million in 1998. Our video copy protection revenues are derived from videocassette and DVD copy protection and digital PPV. Videocassette copy protection revenues increased $3.2 million or 25.0% from $12.6 million in 1997 to $15.8 million in 1998, principally due to increased copy protection royalty revenue from three Hollywood studios which had no significant usage of copy protection in 1997. DVD copy protection revenues increased $2.0 million or 185.6% from $1.1 million in 1997 to $3.1 million in 1998, due to increased royalty revenue from the replication of DVDs and license fees from PC and DVD ROM manufacturers. Revenues from PPV for 1998 were $3.8 million, reflecting an increase of $47,000 or 1.3% from 1997 as a result of increased shipments of set-top decoders from licensed manufacturers offset by a decrease in initial license fees. Our video scrambling revenues decreased $1.3 million or 46.5% from 1997 to 1998. Video scrambling revenues are derived from sales of video scrambling system products and components and licensing of our PhaseKrypt technology. Video encryption system product revenue decreased $279,000 or 36.9% from $756,000 in 1997 to $477,000 in 1998 as a result of a decline in orders from various government law enforcement agencies. Components and licensing revenue from PhaseKrypt related royalties and hardware and chip sales to licensed cable TV equipment manufacturers in 1998 was $987,000, a $996,000 or 50.2% decrease from 1997. The decrease in the components and licensing area was due primarily to the Southeast Asian and Latin American financial situation, which has delayed expected cable TV system upgrades and, consequently, limited the ability of our licensees' to sell addressable set-top converters that include our PhaseKrypt TM scrambling technology. We recorded our first multimedia software revenues in 1998 of $344,000 associated with the software copy protection of computer CD-ROMs involving nine publishers. Due primarily to the increase in usage of copy protection by three Hollywood studios which included the hit title "Titanic," along with the increased volume of DVD discs from the market growth of DVD players coupled with the slight increase in our digital PPV copy protection and the decrease in the video scrambling businesses, copy protection revenues from the MPAA studios in the United States increased from 27.3% of our net revenues in 1997 to 32.1% of our net revenues in 1998. There can be no assurance that we will be able to grow in future periods or that we will be able to sustain our level of net revenues or our rate of growth on a quarterly or annual basis.

     Our international and export revenues increased from $9.5 million, or 46.5% of our net revenues in 1997, to $10.9 million, or 44.5% of our net revenues in 1998. International and export revenues grew primarily as a result of increased usage of videocassette copy protection technology by the MPAA studios in international markets which included the title "Titanic," overseas shipments of copy protection enabled digital PPV set-top decoders from manufacturers offset by the decrease in PhaseKrypt component sales and licensing fees. We expect that international and export revenues will continue to represent a significant portion of our net revenues and that our future growth will depend to a large extent on continued increases in international and export opportunities.

Cost of Revenues

     Cost of revenues as a percentage of net revenues declined to 8.5% in 1998 from 11.9% in 1997. This decrease was primarily due to changes in revenue mix between product sales, which have a relatively high cost of revenues, and licensing revenues, which have a relatively low cost of revenues. In the event that revenues from video scrambling and computer software copy protection increase as a percentage of net revenues, cost of revenues as a percentage of net revenues will increase. In addition, processor equipment costs, the inventory reserve provision and product hardware related costs were reduced, but were offset by increased service fees for duplicators and replicators and royalty expense. As revenues increase from multimedia software copy protection, cost of revenues as a percentage of net revenues may increase due to the higher cost of sales associated with the royalties due to C-Dilla and other costs. See
Note 1 of Notes to Consolidated Financial Statements.

Research and Development

     Research and development expenses increased from $2.2 million in 1997 to $2.6 million in 1998, but decreased as a percentage of net revenues from 11.1% in 1997 to 10.6% in 1998. This increase in absolute dollars was principally due to higher compensation related expenses. In 1997, we began a joint development effort with Digimarc to develop a video watermarking solution for DVD and other video platforms. Development continued through 1998, with Philips joining the development effort. With our entrance into the computer software copy protection market, ongoing support is needed to create technology with commercial applications. We believe that research and development expenses will increase in dollar amount in the future, but may decline as a percentage of net revenues. There can be no assurance, however, that net revenues will grow as a percentage more rapidly than research and development expenses.

Selling and Marketing

     Selling and marketing expenses were increased from $5.8 million in 1997 to $6.0 million in 1998, but decreased as a percentage of net revenues from 28.3% of net revenues in 1997 to 24.5% of net revenues in 1998. The increase in absolute dollars from 1997 to 1998 were primarily a result of higher compensation related expenses and advertising and marketing for DVD and computer software copy protection and expenses related to the entrance into the computer software copy protection market, offset by C-Dilla's $500,000 reimbursement of specific marketing related expenses under the joint marketing agreement. We believe that the dollar amount of selling and marketing expenses will increase in the future as we incur the additional costs related to new business development in the computer software copy protection market. There can be no assurance, however, that net revenues will grow more rapidly than selling and marketing expenses.

General and Administrative

     General and administrative expenses increased from $4.1 million in 1997 to $4.6 million in 1998, but decreased as a percentage of the net revenues from 20.4% of the net revenues in 1997 to 18.9% of the net revenues in 1998. The increase in absolute dollars was primarily related to increased compensation and benefits, the reversal of sales tax expense due to a favorable judicial ruling in a tax case that lowered our expenses on a one-time basis in 1997 and higher consulting fees offset by lower legal fees and bad debt expense. We believe that the dollar amount of general and administrative expenses will increase in the future as we evaluate new business opportunities. There can be no assurance that net revenues will grow more rapidly than general and administration expenses.

Interest and Other Income, Net

     Interest and other income, net, consists primarily of interest income net of interest expense on capitalized equipment leases. Interest expense was $11,000 in 1998 and $12,000 in 1997. Interest income was $1.1 million in 1998 and $513,000 in 1997. The increase in interest income was a result of interest earned from cash and cash equivalents, short-term investments and long-term marketable investment securities primarily from the proceeds received from the initial public offering in March 1997, and the secondary offering of Macrovision shares completed in July 1998. See Note 2 to Consolidated Financial Statements.

Income Taxes

     Our effective rate of taxation was 38.3% in 1998 and 38.7% in 1997. The provision for income taxes consists primarily of federal income taxes, state taxes and international taxes withheld on foreign revenue. The lower rate in 1998 was primarily due to an increase in tax credits and an increase in tax exempt interest associated with increased tax free investments. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company's working capital increased 93.1% from $15.3 million in 1997 to $29.5 million in 1998, primarily from proceeds generated from our secondary offering of Macrovision shares in 1998. The net proceeds to us from that offering, after underwriting discounts and commissions and other expenses, were approximately $27.9 million. In addition, we have financed our operations primarily from cash generated by operating activities, principally by our copy protection business. Our operating activities provided net cash of $7.6 million in 1998 and $2.4 million in 1997. In 1998, net cash was provided by net income, noncash charges, increases in tax benefit from employee stock benefit plans, accrued expenses and deferred revenue, partially offset by increases in accounts receivable and prepaids and decreases in accounts payable and income taxes payable. In 1997, net cash was provided by net income, noncash charges and increases in income taxes payable and deferred revenue, partially offset by increases in accounts receivable.

     Investing activities used cash of $34.1 million in 1998 and $17.5 million in 1997. In 1998, net cash used in investing activities was primarily the investment of the proceeds from the secondary offering, partially offset by, an investment in and payment of royalties to C-Dilla and an additional investment in CAC. In February 1998, we acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, a U.K. company, for a purchase price of $3.6 million. In February 1998, we also entered into a Software Marketing License and Development Agreement under which we have obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. We paid $1.0 million in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. During 1998, $143,000 of the $1.0 million offset the prepayment of royalties to C-Dilla. In 1998, we invested $500,000 in Command Audio Corporation ("CAC") in connection with an additional round of external third-party financing obtained by CAC. Our investment was less than 19.8% of the total investment financing obtained by CAC and thus reduced our previous 19.8% ownership of CAC to 11.9%. Subsequently, CAC paid in full the note due to us including accrued interest. We account for the investments in C-Dilla and CAC using the cost method. In 1998 we made capital expenditures of $285,000 and paid $666,000 related to patents and other intangibles during those periods. In 1997, net cash used in investing activities resulted primarily from purchases of short and long-term marketable investment securities and investments of $1.5 million in Digimarc and approximately $2.0 million in CAC.

     We had net cash provided from financing activities of $28.7 million in 1998 and $13.9 million in 1997, relating in each year primarily to the sale of stock in a public offering and, to a lesser extent, the issuance of common stock upon the exercise of stock options and under our stock purchase plan. We received net proceeds of $13.8 million in 1997 from our initial public offering, which represented substantially all of the cash provided by financing activities. In July, 1998, we consummated an offering of 1,500,000 shares of our common stock, of which 1,140,000 shares were issued and sold by us and 360,000 shares were sold by our existing stockholders. The Underwriters also exercised in full an over-allotment option to purchase from us an additional 225,000 shares of common stock. The net proceeds to us from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $27.9 million. In addition, we paid cash dividends on our Series A Preferred Stock of $156,000 in 1997.

     At December 31, 1998, we had $3.5 million in cash and cash equivalents, $22.9 million in short-term investments and $18.8 million in long-term marketable investment securities. We had no material commitments for capital expenditures as of that date, but we anticipate that capital expenditures for 1999 will aggregate approximately $600,000.

     We also had future minimum lease payments of approximately $2.0 million under operating leases and approximately $194,000 under capital leases. In the future, we may also elect to purchase additional stock in CAC to maintain our percentage equity ownership in CAC.

     We believe that our existing cash and cash equivalents, short-term investments, long-term marketable investment securities and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. To the extent that we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such growth may require us to obtain additional equity or debt financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all. Management intends to invest our excess cash in short-term and long-term, interest bearing, investment grade securities. Although there are no other present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, from time to time in the ordinary course of business, we evaluate potential acquisitions of businesses, products or technologies that are complementary to ours and may in the future use a portion of our cash to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies.

Year 2000 Issues

Background

     Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because these systems may have been developed using two digits rather than four to determine the applicable year. For example, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

Our business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others:

     o hardware and software systems that we use internally in the management of our business;

     o    hardware and software products that we have developed;

     o    the internal systems of our customers and suppliers; and

     o non-information technology systems and services that we use in the management of our business, such as telephone systems and building systems.

     Based on an analysis of the systems potentially impacted by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly our operations, Year 2000 ready. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include:

     o an assessment of specific underlying computer systems, programs and/or hardware;

     o    remediation or replacement of Year 2000 non-compliant technology;

     o    validation and testing of  technologically  Year 2000 ready solutions;
          and

     o    implementation of the Year 2000 ready systems.

      The table below provides the status and timing of these phased activities:

                                                                                                  Targeted
                  Impacted Systems                                 Status                      Implementation
                  ----------------                                 -------                     --------------
      Hardware and software products that we         Assessment completed, conducting              Q1 1999
      license or sell                                validation and testing (see details
                                                     below)
      Hardware and software systems that we          Assessment completed; certain                 Q1 1999
      use internally in the management of            components replaced; conducting
      our business                                   validation and testing
      Internal systems of our customers and          Assessment not yet completed                  Q3 1999
      suppliers
      Non-information technology systems and         Assessment completed; certain                 Q2 1999
      services that we use in the management         components replaced, conducting
      of our business, internal and                  validation and testing
      external, such as telephone systems
      and building systems

Products Status

     Macrovision's products that do not include a microprocessor or other digital-based technology and are not date or time sensitive are Year 2000 ready. These products include the following:

     Video Copy Protection Products; All versions of ACP Processors (ACP-100, ACP-170, ACP-180; ACP-182 and ACP-184); the Standard ACP-100 and ACP-180 Chassis and the Secured ACP-180 Chassis.

     Video Scrambling Products; VM-100; TurboKrypt Chassis and Processor; Video Tilt Corrector; MacroPlus Generator; VGA Copy Processor; ColorStripe Generator; and the WaterMark Embedder.

     Macrovision's products that do contain a microprocessor or other digital based technology, and have been tested and verified as Year 2000 ready, include the following:

     Video Copy Protection Products; ACP-180 Security Chassis; ACP Time Key.

     Video Scrambling Products; VES-TM; VES-TL; VES-MX; VES-TP; VES-TS; VES-TX; VES-TX NET Software; VES-P; VES-C1; VES-C2; VES-TD; PK-410/415 Chassis & CPU; AV-8; AV-10; PK-430A; PK-430M; PK-430C; StarShaker Encoder; StarShaker Decoder; and the StarShaker Software.

     Macrovision products currently in the process of being tested for Year 2000 readiness, include the following:

     SafeDisc Developers ToolKit.

     Year 2000 readiness does not include the performance or functionality of third party products, including hardware or software with which any of our products interfaces.

Costs to Address Year 2000 Readiness

     We have expensed as incurred all costs directly related to Year 2000 readiness, even in cases where non-compliant information technology systems have been replaced. To date, these costs have been insignificant. The replacement cost of non-information technology systems would have been incurred, regardless of the Year 2000 issue, to accommodate our growth.

     We do not believe that future expenditures to upgrade internal systems and applications will have a material adverse effect on our business, financial condition and results of operations. In addition, while the potential costs of redeployment of personnel and any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

Risks of the Year 2000 Issues

     We believe our products are Year 2000 ready; however, success of our Year 2000 readiness efforts may depend on the success of our customers in dealing with their Year 2000 issues. We sell our products to companies in a variety of industries each experiencing different issues with Year 2000 readiness. Customer difficulties with Year 2000 issues could interfere with the use of our products, which might require us to devote additional resources to resolve the underlying problems. If the problem is found to lie in our products, our business, financial condition and results of operations could be materially adversely affected.

     Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 ready. The costs of becoming Year 2000 ready for current or potential customers may result in reduced funds available to purchase and implement our products. In addition, we rely on various entities that are common to many businesses, such as public utilities. If these entities were to experience Year 2000 failures, our ability to conduct business would be disrupted.

     Although we believe that our Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within our control, there can be no assurance that our efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. The novelty and complexity of the issues presented and our dependence on the preparedness of third parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are beyond our control, such as the potential effects of Year 2000 issues on the economy in general and on our business partners and customers in particular.

Contingency Plans

     We have conducted an assessment of certain of our Year 2000 exposure areas in order to determine what steps beyond those identified by our internal review were advisable and no additional work was recommended. We do not presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations.

ITEM 7. Financial Statements.

     The response to this item is submitted in a separate section of this report beginning on F-1.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 1999 Annual Meeting of Stockholders ( the "Proxy Statement").

ITEM 10. Executive Compensation.

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement.

ITEM 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement.

ITEM 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

      Exhibit
      Number                         Exhibit Title
      ------                         -------------

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

       10.09 Recapitalization and Stock Purchase Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation.*

       10.10 Restricted Stock Acquisition Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November29, 1996.*

       10.11 Technology Transfer and Royalty Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November29, 1996.*

       10.12 Letter dated December 6, 1996 from Macrovision Corporation to Command Audio Corporation.*

       10.13 License Agreement dated September 26, 1995, among Macrovision Corporation, Victor Technobrain Co., Ltd. And Video Culture Institute, Inc., Amendment Number One dated June30, 1996 and Amendment Number Two dated September 30, 1996.*

       10.14 Duplicator Agreement dated as of June 1, 1988, by and between and Victor Company of Japan, Limited.*

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

       10.26 Promissory Note dated January 7, 1997 executed by Command Audio Corporation.*

       10.27 Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology dated as of February 18, 1997 by and between Macrovision Corporation and Victor Company of Japan, Limited.*

       10.28 Subscription Agreement between Macrovision Corporation and C-Dilla Limited dated February 17, 1998.**/***

       10.29 Software Marketing License and Development Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998.**/****

       21.01  List of subsidiaries.*

       23.01  Consent of Independent Auditors.

       27.01  1998 Financial Data Schedule.

       27.02  1997  Financial  Data Schedule

* Incorporated by reference to the exhibit of the same number in our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.

** Confidential treatment has been granted with respect to certain portions of these Exhibits. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to Exhibit 10.01 to our Form 10-QSB/A filed on June 23, 1998.

**** Incorporated  by reference to Exhibit 10.02 to our Form 10-QSB filed on May
     15, 1998.

     (b)  Reports on Form 8-K

     We did not file a Current Report on Form 8-K during the quarter ended December 31, 1998.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March, 1999.

                                   MACROVISION CORPORATION


                                   By: /s/ William A. Krepick
                                           -----------------------------
                                           William A. Krepick
                                           President and Chief Operating Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


               Name                                     Title                                  Date
               -----                                    ----                                   ----

Principal Executive Officer:

/s/ John O. Ryan                    Chairman of the Board of Directors, Chief           March 30, 1999
--------------------------------    Executive Officer, Secretary and Director
John O. Ryan

Principal Financial Officer and
Principal Accounting Officer:


/s/ Victor A. Viegas                Vice President, Finance and Administration          March 30, 1999
--------------------------------    and Chief Financial Officer
Victor A. Viegas


Additional Directors

/s/ William A. Krepick              Director                                            March 30, 1999
--------------------------------
William A. Krepick


/s/ Richard S. Matuszak             Director                                            March 30, 1999
--------------------------------
Richard S. Matuszak


/s/ Donna S. Birks                  Director                                            March 30, 1999
--------------------------------
Donna S. Birks



/s/ William N. Stirlen              Director                                            March 30, 1999
--------------------------------
William N. Stirlen


/s/ Thomas Wertheimer               Director                                            March 30, 1999
--------------------------------
Thomas Wertheimer

                            MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

                                                                            PAGE

Report of KPMG LLP, Independent Auditors .................................   F-2

Consolidated Balance Sheets ..............................................   F-3

Consolidated Statements of Income ........................................   F-4

Consolidated Statements of Stockholder's Equity ..........................   F-5

Consolidated Statements of Cash Flows ....................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                    Report of KPMG LLP, Independent Auditors


The Board of Directors and Stockholders
Macrovision Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                        /s/ KPMG LLP


Mountain View, California
February 1, 1999, except for Note 8,
which is as of March 16, 1999

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                     ASSETS

                                                                                        December 31,
                                                                                    --------------------
                                                                                      1998        1997
                                                                                    --------    --------
Current assets:
    Cash and cash equivalents ...................................................   $  3,513    $  1,314
    Short-term investments ......................................................     22,877      11,241
    Accounts receivable, net of allowance for doubtful accounts of
      $838 and $684 as of December 31, 1998 and 1997, respectively ..............      5,574       5,240
    Inventories .................................................................        325         433
    Receivable from related party ...............................................         --         279
    Deferred tax assets .........................................................      1,669       1,336
    Prepaid expenses and other current assets ...................................      1,008         430
                                                                                    --------    --------
      Total current assets ......................................................     34,966      20,273
  Property and equipment, net ...................................................      1,297       1,722
  Patents and other intangibles, net of accumulated amortization of $1,034
    and $796 as of December 31, 1998 and 1997, respectively .....................      1,526       1,098
  Long-term marketable investment securities ....................................     18,795       1,763
  Other assets ..................................................................      8,910       4,000
                                                                                    --------    --------

                                                                                    $ 65,494    $ 28,856
                                                                                    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable ............................................................   $    803    $    919
    Accrued expenses ............................................................      2,691       2,190
    Deferred revenue ............................................................      1,207         944
    Income taxes payable ........................................................        680         846
    Current portion of capital lease obligations ................................        112         108
                                                                                    --------    --------
      Total current liabilities .................................................      5,493       5,007
  Capital lease obligations, net of current portion .............................         76         188
  Deferred tax liabilities ......................................................        383          84
                                                                                    --------    --------
                                                                                       5,952       5,279
                                                                                    --------    --------
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares authorized;
      none issued ...............................................................         --          --
  Common stock, $.001 par value; 100,000,000 shares authorized as of
      December 31, 1998 and 1997; 8,802,570 and 7,215,195 shares issued
      and outstanding as of December 31, 1998 and 1997, respectively ............          9           7
    Additional paid-in capital ..................................................     52,617      23,277
    Stockholder notes receivable ................................................        (78)       (131)
    Deferred stock compensation .................................................         --         (96)
    Accumulated other comprehensive losses ......................................        (82)       (214)
    Retained earnings ...........................................................      7,076         734
                                                                                    --------    --------
          Total stockholders' equity ............................................     59,542      23,577
                                                                                    --------    --------
                                                                                    $ 65,494    $ 28,856
                                                                                    ========    ========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES


                        Consolidated Statements of Income
                        (In thousands, except share data)



                                                                            Year ended December 31,
                                                                    -------------------------------------
                                                                        1998                     1997
                                                                    -----------              -----------

Net revenues ............................................           $    24,434              $    20,340
                                                                    -----------              -----------
Costs and expenses:
  Cost of revenues ......................................                 2,081                    2,422
  Research and development ..............................                 2,578                    2,248
  Selling and marketing .................................                 5,985                    5,765
  General and administrative ............................                 4,621                    4,149
                                                                    -----------              -----------
        Total costs and expenses ........................                15,265                   14,584
                                                                    -----------              -----------
Operating income ........................................                 9,169                    5,756
Interest and other income (expense), net ................                 1,102                      478
                                                                    -----------              -----------
        Income before income taxes ......................                10,271                    6,234
Income taxes ............................................                 3,929                    2,413
                                                                    -----------              -----------
        Net income ......................................           $     6,342              $     3,821
                                                                    ===========              ===========

Computation of basic and diluted earnings per share:
  Net income ............................................           $     6,342              $     3,821
  Preferred stock dividends .............................                    --                     (156)
                                                                    -----------              -----------
  Earnings applicable to common stock ...................           $     6,342              $     3,665
                                                                    ===========              ===========

Basic earnings per share ................................           $       .79              $       .57
                                                                    ===========              ===========
Shares used in computing basic earnings per share .......             8,004,000                6,476,000
                                                                    ===========              ===========

Diluted earnings per share ..............................           $       .74              $       .53
                                                                    -----------              -----------
Shares used in computing diluted earnings per share .....             8,553,000                6,960,000
                                                                    ===========              ===========

          See accompanying notes to consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                       (In thousands, except share data)


                                                                                                            Additional
                                                       Preferred stock               Common stock            paid-in
                                                    Shares         Amount        Shares         Amount       capital
                                                 -----------    -----------    -----------   -----------   -----------
Balances as of December 31, 1996 ..............    1,376,432    $         1      3,951,759   $         4   $     9,530
                                                 -----------    -----------    -----------   -----------   -----------
Comprehensive income
 Net income ...................................
  Other comprehensive income
   Translation adjustment .....................
   Unrealized gain (loss) in investments, net .

 Total comprehensive income ...................

 Conversion of preferred stock to
  common stock ................................   (1,376,432)            (1)     1,376,432             1            --
 Issuance of common stock in initial public
  offering,  net of issuance costs of $1,531 ..           --             --      1,764,016             2        13,232
 Issuance of common stock upon exercise
  of options ..................................           --             --        111,342            --           288
 Issuance of common stock under stock
  purchase plan ...............................           --             --         11,646            --            89
 Cash dividends of $.075 per share paid on
  1,376,432 shares of preferred stock .........           --             --             --            --            --
 Payment on stockholder note receivable .......           --             --             --            --            --
 Amortization of deferred stock compensation ..           --             --             --            --            --
 Tax benefit associated with stock plans ......           --             --             --            --           138
                                                 -----------    -----------    -----------   -----------   -----------
Balances as of December 31, 1997 ..............           --             --      7,215,195             7        23,277
                                                 -----------    -----------    -----------   -----------   -----------
 Comprehensive income
  Net income ..................................
  Other comprehensive income
   Translation adjustment .....................
   Unrealized gain (loss) in investments, net .

 Total comprehensive income ...................

 Issuance of common stock in secondary public
  offering, net of issuance costs of $438 .....           --             --      1,365,000             2        27,870
 Issuance of common stock upon exercise of
  options .....................................           --             --        185,336            --           561
 Issuance of common stock under stock
  purchase plan ...............................           --             --         37,039            --           292
 Payment on stockholder note receivable .......           --             --             --            --            --
 Amortization of deferred stock compensation ..           --             --             --            --            --
 Tax benefit associated with stock plans ......           --             --             --            --           617
                                                 -----------    -----------    -----------   -----------   -----------
Balances as of December 31, 1998 ..............           --    $        --      8,802,570   $         9   $    52,617
                                                 ===========    ===========    ===========   ===========   ===========

                                                                                Accumulated    (Accumulated
                                                  Stockholder     Deferred         other          deficit)       Total
                                                     notes         stock       comprehensive     retained     stockholders'
                                                  receivable    compensation        loss         earnings        equity
                                                  -----------   ------------   -------------   ------------   -----------
Balances as of December 31, 1996 ..............   $      (157)   $      (240)   $      (135)   $    (2,931)   $     6,072
                                                  -----------    -----------    -----------    -----------    -----------
Comprehensive income
 Net income ...................................                                          --          3,821          3,821
  Other comprehensive income
   Translation adjustment .....................                                         (83)                          (83)
   Unrealized gain (loss) in investments, net .                                           4                             4
                                                                                -----------                   -----------
 Total comprehensive income ...................                                         (79)                        3,742
                                                                                -----------                   -----------
 Conversion of preferred stock to
  common stock ................................            --             --             --             --             --
 Issuance of common stock in initial public
  offering,  net of issuance costs of $1,531 ..            --             --             --             --         13,234
 Issuance of common stock upon exercise
  of options ..................................            --             --             --             --            288
 Issuance of common stock under stock
  purchase plan ...............................            --             --             --             --             89
 Cash dividends of $.075 per share paid on
  1,376,432 shares of preferred stock .........            --             --             --           (156)          (156)
 Payment on stockholder note receivable .......            26             --             --             --             26
 Amortization of deferred stock compensation ..            --            144             --             --            144
 Tax benefit associated with stock plans ......            --             --             --             --            138
                                                  -----------    -----------    -----------    -----------    -----------
Balances as of December 31, 1997 ..............          (131)           (96)          (214)           734         23,577
                                                  -----------    -----------    -----------    -----------    -----------
 Comprehensive income
  Net income ..................................                                          --          6,342          6,342
  Other comprehensive income
   Translation adjustment .....................                                         (12)                          (12)
   Unrealized gain (loss) in investments, net .                                         144                           144
                                                                                -----------                   -----------
 Total comprehensive income ...................                                         132                         6,474
                                                                                -----------                   -----------
 Issuance of common stock in secondary public
  offering, net of issuance costs of $438 .....            --             --             --             --         27,872
 Issuance of common stock upon exercise of
  options .....................................            --             --             --             --            561
 Issuance of common stock under stock
  purchase plan ...............................            --             --             --             --            292
 Payment on stockholder note receivable .......            53             --             --             --             53
 Amortization of deferred stock compensation ..            --             96             --             --             96
 Tax benefit associated with stock plans ......            --             --             --             --            617
                                                  -----------    -----------    -----------    -----------    -----------
Balances as of December 31, 1998 ..............   $       (78)   $        --    $       (82)   $     7,076    $    59,542
                                                  ===========    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                         1998          1997
                                                                       --------      --------
Cash flows from operating activities:
  Net income .......................................................   $  6,342      $  3,821
  Adjustments to reconcile net income to net cash provided by continuing operations:
      Depreciation and amortization ................................        931         1,156
      Amortization of prepaid future royalties to C-Dilla Limited ..        143            --
      Deferred income taxes ........................................        (34)         (683)
      Amortization of deferred stock compensation ..................         96           144
      Loss on disposal of fixed assets .............................         17           105
      Tax benefit from employee stock benefit plans ................        617           138
      Change in provision for accounts and notes receivable ........        123           467
      Changes in operating assets and liabilities:
        Accounts receivable, inventories, and other current assets .       (958)       (2,408)
        Accounts payable, accrued liabilities, deferred revenue, and
          income taxes payable .....................................        482          (221)
        Other ......................................................        (12)          (83)
                                                                       --------      --------
          Net cash provided by operating activities ................      7,747         2,436
                                                                       --------      --------
Cash flows from investing activities:
Purchases of long-term marketable investment securities ............    (19,495)       (1,763)
  Purchases of short-term investments ..............................    (56,527)      (51,737)
  Sales or maturities of long-term marketable investments ..........      2,541            --
  Sales or maturities of short-term investments ....................     44,957        40,500
  Acquisition of property and equipment ............................       (285)         (571)
  Payments for patents and other intangibles .......................       (666)         (332)
  Proceeds from related party receivable ...........................        310            --
  Investment in C-Dilla Limited, Command Audio Corporation and
    Digimarc Corporation ...........................................     (4,053)       (3,480)
  Prepaid future royalties to C-Dilla Limited ......................     (1,015)           --
  Other, net .......................................................         15           (67)
                                                                       --------      --------
          Net cash used in investing activities ....................    (34,218)      (17,450)
                                                                       --------      --------
Cash flows from financing activities:
  Payments on capital lease obligations ............................       (108)         (105)
  Proceeds from issuance of common stock upon exercise of options ..        561           288
  Proceeds from issuance of common stock under employee stock
    purchase plan ..................................................        292            89
  Payment of stockholder note receivable ...........................         53            26
  Proceeds from sale of common stock, net of issuance costs and
    payments of deferred offering costs ............................     27,872        13,777
  Cash dividends ...................................................         --          (156)
                                                                       --------      --------
          Net cash provided by financing activities ................     28,670        13,919
                                                                       --------      --------
Net (decrease) increase in cash and cash equivalents ...............      2,199        (1,095)
Cash and cash equivalents at beginning of year .....................      1,314         2,409
                                                                       --------      --------
Cash and cash equivalents at end of year ...........................   $  3,513      $  1,314
                                                                       ========      ========
Cash paid during the year:
  Interest .........................................................   $     11      $     12
                                                                       ========      ========
  Income taxes .....................................................   $  3,209      $  2,364
                                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(1)  The Company and Summary of Significant Accounting Policies

The Company

     Macrovision Corporation (the "Company"), was formed in 1983 and designs, develops and markets video security technologies and products that provide copy protection and video scrambling for motion pictures and other proprietary video materials that are stored on videocassettes, DVDs or other media or are transmitted by means of cable, satellite or microwave transmission. During 1998 the Company broadened its focus to include the copy protection of other media, including multimedia computer software on CD-ROMs. The Company is headquartered in Sunnyvale, California and has subsidiaries in the United Kingdom and Japan.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments

     The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and certain mutual funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consisted of auction rate preferred stock, government bonds and government agency securities. All marketable securities with maturities over one year are classified as long-term marketable investment securities.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1998 and 1997, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, a separate component of stockholders' equity.

     Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The following is a summary of available-for-sale securities (in thousands):

                                                                  December 31,
                                                              ------------------
                                                                 1998       1997
                                                              -------    -------

Cash equivalents-- money market funds ....................    $ 3,098    $   622
                                                              -------    -------
Investments:
  Auction rate preferred stock certificates ..............         --      3,400
  Municipal preferred certificates .......................      1,000         --
  United States government bonds and agency securities ...     40,672      9,604
                                                              -------    -------
                                                               41,672     13,004
                                                              -------    -------
                                                              $44,770    $13,626
                                                              =======    =======

     As of December 31, 1998 and 1997, government bond securities totaling $18.8 million and $1.8 million, respectively, are classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

     As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was $148,000 and $4,000, respectively. These unrealized gains related to short-term and long-term

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(1)  The Company and Summary of Significant Accounting Policies (continued)

government bonds which have been recorded as a component in comprehensive income. As of December 31, 1998 and 1997, the weighted average portfolio duration and contractual maturity was approximately ten months and six months, respectively.

Inventories

     Inventories are stated at the lower of first-in, first-out cost basis or market.

Property and Equipment

     Property and equipment, including significant improvements, are recorded at cost. The Company computes depreciation for all property and equipment using the straight-line method. The estimated useful lives of assets range from three to five years. Amortization of equipment recorded under capital leases is computed over the shorter of the lease term or the estimated useful life of the equipment.

Patents

     Patent application costs of $1.4 million and $868,000 as of December 31, 1998 and 1997, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

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

Other Assets

     The Company owns a minority interest in C-Dilla, Limited ("C-Dilla") a developer of copy protection technology for CD-ROM and Internet-delivered software products, Command Audio Corporation ("CAC"), a developer of audio-on-demand technology, and Digimarc Corporation, a developer of proprietary digital watermarking technology, and accounts for such investments under the cost method. Other-than-temporary declines in the fair value of these investments are included in the consolidated statements of income. Such investments are included in other assets on the accompanying consolidated balance sheets. Included in other assets is $872,000 related to prepaid royalties paid to C-Dilla subject to offset against future royalties from sales of products incorporating C-Dilla's technology. See Note 2 to Notes to Consolidated Financial Statements.

Revenue Recognition

     Advanced  license fees  attributable  to minimum copy  quantities or shared revenues are deferred until earned. Revenue from the duplication of videocassettes and the replication of digital versatile discs ("DVDs") and CD-ROMs is earned based upon reported or estimated volume of each or, in the case of agreements with minimum guaranteed payments with no specified volume, on a straight-line basis over the life of the agreement. Retroactive rebate credits on certain agreements that contain pricing adjustments or return provisions are accrued based upon anticipated respective unit volumes. Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital pay-per-view ("PPV"), cable and satellite system operators, and set-top decoder manufacturers, is recognized upon contract signing and performance of all significant obligations. Royalty revenue associated with technology licenses is recognized when earned based upon reported unit sales or transaction based fees. Revenues from the sales of
encoders,   decoders,   and  systems  incorporating  the  Company's

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(1)  The Company and Summary of Significant Accounting Policies (continued)

video copy protection and scrambling technologies are recognized upon shipment provided that the Company has no significant additional performance obligations.

Cost of Revenues

     The Company has agreements with certain licensed duplicators and replicators utilized by customers of the Company's video copy protection technology. The Company has agreed to pay these duplicators and replicators a specified service fee per unit duplicated/replicated utilizing the Company's video copy protection technology to help offset the cost of operating the Company's copy protection equipment and reporting the volume of copy protected videocassettes. Such amounts are charged to cost of revenues when incurred. These service fees amounted to $428,000 and $362,000, for 1998 and 1997, respectively.

     Cost of revenues includes outside legal costs of $227,000 and $70,000 in 1998 and 1997, respectively, associated with litigation to enforce the Company's patents. Amortization of patents is also included in cost of revenues.

     In February 1998, the Company entered into an exclusive worldwide Software Marketing License and Development Agreement with C-Dilla to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. Pursuant to the agreement, the Company will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. These royalty amounts are charged to cost of revenues when incurred and were approximately $191,000 for 1998.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

Foreign Currency Translation and Transactions

     The functional currency for the Company's foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using a weighted average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income, a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented.

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The primary components of other comprehensive  income  include  unrealized  gains and

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(1)  The Company and Summary of Significant Accounting Policies (continued)

losses resulting from the translation of the Company's foreign subsidiaries which have a local functional currency and unrealized holding gains and losses related to the Company's short and long term marketable investments.

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

Business and Concentration of Credit Risk

     The Company sells its video scrambling products and licenses its video copy protection, CD-ROM copy protection and video scrambling technologies to customers in the home videocassette, DVD, pay-per-view, cable, satellite, corporate communication markets and multimedia software markets primarily in the United States, Europe, Japan, and the Far East. In 1998, 45.1% of the Company's business is attributed to the licensing of its video copy protection technology through Motion Picture Association of America ("MPAA") movie studios.
Accordingly, the ability of the Company to grow its operations has been dependent on MPAA movie studios continued success in the production and distribution of movies utilizing the companies technology. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company's video scrambling technology is licensed to manufacturers of analog cable Pay TV set-top decoders in developing cable television markets. The Company sells encoders and decoders that incorporate other scrambling technologies to private analog satellite networks for business communications, education, and special interest entertainment. The Company also sells specialized video scrambling systems in the government, military, and law enforcement markets. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia software markets. In addition, 44.5% and 46.5% of the Company's sales in 1998 and 1997, respectively, are from export or foreign operations. The Company's business has been and may continue to be negatively impacted by foreign economic conditions such as the Southeast Asian and Latin American economic problems.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality financial institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments or recency of entering into such instrument as in the case of the Company's investments in C-Dilla and Digimarc. CAC is also held at fair market value, due to recency of additional rounds of financing.

     The Company performs ongoing credit evaluations of its customers. Revenue from one customer accounted for 12% of net revenue for the year ended December 31, 1998. Another customer accounted for 11% of net revenue for the year ended December 31, 1997. At December 31, 1998 and 1997 receivables from one customer represented 16% and 25%, respectively, of net accounts receivable.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(1)  The Company and Summary of Significant Accounting Policies (continued)


Net Income Per Share

     Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In 1997, common equivalent shares from preferred stock have been excluded from the computation of diluted EPS because the effect of the inclusion would be antidilutive. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands except for per share amounts):

                                                                    December 31,
                                                                 ---------------
                                                                  1998      1997
                                                                 -----     -----

Basic EPS -- weighted average number of common
  shares outstanding .......................................     8,004     6,476
Effect of dilutive common equivalent shares-- stock
  options outstanding ......................................       549       484
                                                                 -----     -----
Diluted EPS -- weighted average number of common
  shares and common equivalents shares outstanding .........     8,553     6,960
                                                                 =====     =====

Stock Based Compensation

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain cost related to internal-use software once certain criteria have been met. The Company expects that the adoption of SOP No. 98.1 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company expects that the adoption of SOP No. 98-5 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2000.

     In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997


implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company is evaluating the provisions of SOP 98-9 and the impact it will have on its financial position, results of operations or cash flows.

(2)  Financial Statement Details

Inventories

     Inventories consisted of the following (in thousands):

                                                         December 31,
                                                     -------------------
                                                     1998           1997
                                                     ----           ----

        Raw materials ....................           $138           $203
        Finished goods ...................            187            230
                                                     ----           ----
                                                     $325           $433
                                                     ====           ====

Property and Equipment, Net

     Property and equipment consisted of the following (in thousands):

                                                           December 31,
                                                         ---------------
                                                          1998     1997
                                                         ------   ------

        Machinery and equipment ......................   $2,968   $3,263
        Leasehold improvements .......................      950      950
        Furniture and fixtures .......................      444      438
                                                         ------   ------
                                                          4,362    4,651
        Less accumulated depreciation and amortization    3,065    2,929
                                                         ------   ------
                                                         $1,297   $1,722
                                                         ======   ======

     Equipment recorded under capital leases aggregated $518,000 with related accumulated amortization of $337,000 and $233,000 as of December 31, 1998 and 1997, respectively.

Other Assets

     Other assets consisted of the following (in thousands):

                                                          December 31,
                                                       -----------------
                                                        1998       1997
                                                       ------     ------

        Investment in CAC ........................     $2,837     $2,337
        Investment in Digimarc ...................      1,500      1,500
        Investment in C-Dilla ....................      3,553         --
        Prepayment of royalties to C-Dilla .......        872         --
        Deposits and other assets ................        148        163
                                                       ------     ------
                                                       $8,910     $4,000
                                                       ======     ======

     In February 1998, Macrovision acquired 247,500 shares (approximately 19.8%) of the common stock of C-Dilla, a UK company, for a purchase price of $3.6 million. The Company also entered into a Software Marketing License and Development Agreement under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. The Company paid $1.0 million in up-front royalties subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997


(2)  Financial Statement Details(continued)


C-Dilla's technology. During 1998, the Company recorded revenue under this agreement of $344,000 and cost of sales of $230,000 of which $143,000 offset the prepayment of royalties to C-Dilla.

     In 1998, the Company invested $500,000 in CAC in connection with a round of external third-party financing obtained by CAC. This investment by Macrovision was less than 19.8% of the total investment financing made and thus reduced Macrovision's previous 19.8% ownership of CAC to 11.9%. Subsequently, CAC paid in full the note due Macrovision including accrued interest.

     In December 1997, the Company invested $1.5 million in preferred stock of Digimarc, or 6.8% ownership. Digimarc is a private company headquartered in Portland, Oregon. Its products include proprietary digital watermarking technology used in information embedding, enabling image identification, copyright protection and facilitating electronic commerce.

Accrued Expenses

     Accrued expenses consisted of the following (in thousands):

                                                           December 31,
                                                        ----------------
                                                         1998      1997
                                                        ------    ------

                 Accrued compensation ..............    $1,810    $1,142
                 Accrued professional fees .........       308       409
                 Accrued rebates ...................        --        30
                 Other accrued liabilities .........       573       609
                                                        ------    ------
                                                        $2,691    $2,190
                                                        ======    ======
        Interest and Other Income (Expense), Net

     Interest and other income (expense), net, consisted of the following (in thousands):

                                                  Year ended December 31,
                                                  -----------------------
                                                    1998            1997
                                                  --------       --------

                 Interest income ...............   $ 1,062       $   513
                 Interest expense ..............       (11)          (12)
                 Other .........................        51           (23)
                                                   -------       -------
                                                   $ 1,102       $   478
                                                   =======       =======

     Supplemental Cash Flow Information

     Supplemental cash flow information related to noncash investing and financing activities is as follows (in thousands):

                                                         Year ended December 31,
                                                         ----------------------
                                                           1998        1997
                                                           ----      ------

   Conversion of preferred stock into common stock ....... $ --      $7,433
                                                           ====      ======


(3)  Transactions with Related Parties

     The Company and JVC are parties to a Technology Application Agreement dated November 29, 1988 (the "Application Agreement"), a Duplicator Agreement dated June 1, 1988 (the "Duplicator Agreement") and an Agreement dated July 15, 1994 (the "Video Agreement"). Pursuant to the Application Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(3)  Transactions with Related Parties (continued)


JVC. Pursuant to the Duplicator Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by certain of the Company's licensees. Pursuant to the Video Agreement, JVC developed a prototype of equipment to apply a copy protection process to prerecorded videocassettes, and granted the Company exclusive rights to purchase such equipment from JVC for resale and to sublicense the copy protection technology for use with the equipment. For the years ended December 31, 1998 and 1997, the Company recorded revenue from JVC of approximately $211,000 and $234,000, respectively, and recorded expenses payable to JVC of approximately $36,000 and $22,000, respectively under these agreements.

     In January 1997, the Company and JVC entered into a Copy Protection Technology Agreement in which the Company has agreed to continue to license its copy protection technologies to third parties in the event of the acquisition of the Company by a party other than JVC. Further, the Company has granted to JVC the right to sublicense the Company's copy protection technologies with 95% of the royalties from such sublicenses payable to the Company or successor in the event that the Company fails to make its copy protection technologies generally available for licensing to third parties following an acquisition of the Company.

     In 1997, the Company entered into several agreements with JVC or its wholly owned subsidiaries including a Copy Protection Technology License Agreement, a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology, and a Replicator Agreement. The terms and conditions of these agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from JVC of approximately $6,000 and $59,000 during the year ended December 31, 1998 and 1997, respectively.

     In 1998, the Company entered into a Copy Protection Technology Application and Duplicator Agreement with JVC and a third party duplicator by which JVC agrees to pay all fees to Macrovision on behalf of the duplicator. The terms and conditions of such agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. The Company has recorded no revenue pursuant to this contract.

     In 1996 and 1997, the Company entered into agreements with Matsushita, which owns approximately 52% of JVC, including a Copy Protection Technology License Agreement, a Digital Versatile Disc Player/Digital Video Cassette
Recorder License Agreement for Anticopy Technology and a Component Supplier Non-Assertion and Technical Services Agreement. The terms and conditions of this agreement are not more favorable to Matsushita or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from Matsushita of approximately $148,000 and $111,000 during the years ended December 31, 1998 and 1997, respectively.

     In 1998, the Company entered into agreements with Matsushita including an Authoring and Replicator Agreement and a DVD Copy Protection Technology Application Agreement. The terms and conditions of such agreements are not more favorable to Matsushita or its subsidiaries than the terms offered to other unrelated parties. The Company has recorded no revenue and paid no service fees pursuant to these contracts.

     In February, 1998, the Company entered into a Software Marketing License and Development Agreement with C-Dilla under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. In February, 1998, C-Dilla also agreed to reimburse the Company for specific marketing related expenses up to $500,000. As of December 31, 1998 the Company had received the full amount reimbursable, under the co-marketing agreement with C-Dilla.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997


(4)  Stockholders' Equity

Series A Convertible Preferred Stock

     The Company's Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock, of which 1,376,432 shares were designated as Series A. In June 1991, the Company issued to Pacific Media ( the "Purchaser") 833,333 shares of Series A convertible preferred stock for gross proceeds of $4,500,000. The shares were converted into the Company's common stock on a one-for-one basis in connection with its IPO. Each share of Series A convertible preferred stock entitled its holder to one vote for each share of common stock into which such shares could be converted, not to exceed voting rights equivalent to 49% of the outstanding voting stock. Cumulative dividends at the rate of $.54 per share per year were payable quarterly to the holder of the Series A convertible preferred stock. The holder of the Series A convertible preferred stock is entitled to $5.40 per share in the event of any liquidation, dissolution, or winding up of the Company, plus an amount equal to all declared but unpaid dividends, prior and in preference to any distribution to the holders of common stock.

     In conjunction with the issuance of the Series A convertible preferred stock and the convertible note, the Company agreed to grant certain rights to the Purchaser, which included a first right to purchase a pro rata share of any equity offering of the Company excluding shares issued for (a) an IPO or (b) an acquisition of another corporation, if such exclusions will not reduce the purchaser's pro rata ownership share of the Company below 25%, (c) stock dividend or splits, and (d) stock compensation plans. Further, the purchaser has entered into an agreement with the holders of common stock and optionees of the Company as of June 12, 1991, giving the purchaser the right to acquire all of their shares of common stock and options at a predetermined price upon notice from the Company that it has filed a registration statement in connection with an IPO. In January 1997, the Company and Pacific Media entered into a Waiver Agreement, pursuant to which Pacific Media waived its right to purchase shares of the Company's common stock from stockholders and optionholders triggered by the filing of the registration statement in connection with the IPO and any pre-effective amendments thereto filed prior to April 1, 1997. Upon the completion of the IPO, all rights of Pacific Media to purchase common stock of the Company from such persons expired.

Restricted Stock

     On June 7, 1996, the Company issued 58,333 shares of common stock at a price of $2.70 per share pursuant to a restricted stock purchase agreement to an officer of the Company in exchange for a full recourse promissory note secured by the shares in the principal amount of $157,000. Interest accrues at the rate of 6.58% per annum. Principal and accrued interest, if any, are due and payable on June 7, 2001. The Company has the right to repurchase the stock at the original sales price upon the termination of the purchaser's employment with the Company. The repurchase right lapses at a rate of 1/6 after June 7, 1997, 1/3 after June 7, 1998, and 1/2 after June 7, 1999. As of December 31, 1998, there were 29,167 shares subject to the repurchase right and the remaining principal of the note was $78,000.

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

     Pursuant to the Equity Incentive Plan, the Company's Board of Directors has reserved 1,272,222 shares of common stock for issuance. In May 1998, an additional 400,000 shares were reserved by approval of the Board of

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997


(4)  Stockholders' Equity (continued)


Directors and stockholders. The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. During 1998, no stock options were granted to consultants, independent contractors or advisers of the Company. The Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Options granted under the Equity Incentive Plan will have a maximum term of ten years and generally vest over three years at the rate of 1/6, 1/3 and 1/2, respectively.

     In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 140,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's proposed IPO. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 1998 and 1997, the Company issued 37,039 and 11,646 shares, respectively, pursuant to the Purchase Plan.

     In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 60,000 shares of common stock for issuance thereunder. The Directors Plan provides for the initial grant of a nonqualified option to purchase 5,000 shares of common stock on the date the eligible director first becomes a director and the additional grant of a nonqualified option to purchase 3,000 shares of Common Stock annually thereafter. Options will vest at the rate of 2.08% per month so long as the director continues to serve on the Board on such dates. The Company's stockholders approved the Directors Plan in February 1997. During 1998 and 1997, the Company granted options to purchase 9,000 and 15,000 shares, respectively, of common stock.

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

     If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                     Year ended December 31,
                                                                    -------------------------
                                                                      1998              1997
                                                                    -------           -------
         Net income                        As reported ...........  $ 6,342           $ 3,821
                                           Adjusted pro forma ....    5,091             3,388
         Basic net income per share        As reported ...........      .79               .57
                                           Adjusted pro forma ....      .64               .52
         Diluted net income per share      As reported ...........      .74               .53
                                           Adjusted pro forma ....      .59               .46

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997


(4)  Stockholders' Equity (continued)


     The provisions of SFAS No. 123 are effective for options granted beginning January 1, 1996. Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes method in 1998 and 1997, with the following weighted average assumptions for options and the ESPP plan:

                                                      Year ended December 31,
                                                     ------------------------
                                                      1998              1997
                                                     -------           ------
         Option Plans:
           Dividends ............................      None             None
           Expected term ........................   4.34 years       4.56 years
           Risk free interest rate ..............      6.45%            6.07%
           Volatility rate ......................      66.8%            64.7%
         ESPP Plan:
           Dividends ............................      None             None
           Expected term ........................   1.24 years       1.25 years
           Risk free interest rate ..............      5.47%            5.42%
           Volatility rate ......................      62.6%            62.4%

     Activity under the Company's option plans is as follows:

                                                        Number of      Weighted-average
                                                         shares         exercise price
                                                        --------       ----------------
         Outstanding as of December 31, 1996 .........   700,565             $2.99
           Granted ...................................   126,154             11.81
           Canceled ..................................   (17,034)             4.17
           Exercised .................................  (111,342)             2.59
                                                        --------
         Outstanding as of December 31, 1997 .........   698,343              4.62
           Granted ...................................   206,395             17.12
           Canceled ..................................   (12,772)            12.95
           Exercised .................................  (185,336)             3.03
                                                        --------
         Outstanding as of December 31, 1998 .........   706,630              8.54
                                                        ========

                                                                                  December 31,
                                                                           -------------------------
                                                                            1998              1997
                                                                           -------           -------
         Options exercisable at end of year                                348,729           379,042
         Weighted average fair value of options granted
           during the period                                              $  10.00          $   6.87


     The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                                Outstanding                             Exercisable
                                ---------------------------------------------  ---------------------------
                                                 Weighted
                                                  average        Weighted                     Weighted
           Range of               Number         remaining        average        Number        average
          exercise prices       of shares    contractual life  exercise price  exercisable  exercise price
          ---------------       ---------    ----------------  --------------  -----------  --------------
         $2.70 - 2.70             354,617        5.93 years      $ 2.70          314,486        $ 2.70
         $7.20 - 15.00            314,113        8.77             13.05           33,057         10.34
         $20.00 - 27.75            37,900        9.68             25.88            1,186         21.35
                                  -------                                        -------
                                  706,630        7.39              8.54          348,729          3.49
                                  =======                                        =======

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(5)  Income Taxes

     Income taxes consisted of the following (in thousands):

                                                                 December 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
       Current:
         Federal .........................................   $ 2,119    $ 2,031
         Foreign .........................................       354        383
         State ...........................................       873        544
                                                             -------    -------
           Total current .................................     3,346      2,958
                                                             -------    -------
       Deferred:
         Federal .........................................       (34)      (554)
         State ...........................................        --       (129)
                                                             -------    -------
           Total deferred ................................       (34)      (683)
                                                             -------    -------
       Charges in lieu of income taxes associated with the
         exercise of stock options .......................       617        138
                                                             -------    -------
                                                             $ 3,929    $ 2,413
                                                             =======    =======

     The Company's effective tax rate differs from the statutory federal tax rate as follows (in thousands):

                                                        Year ended December 31,
                                                        -----------------------
                                                            1998       1997
                                                          -------    -------

        Computed "expected" tax expense ..........        $ 3,492    $ 2,120
        State tax expenses, net of federal benefit            576        274
        Tax credits ..............................           (304)       (87)
        Foreign taxes ............................            192         47
        Exempt interest ..........................           (320)      (144)
        Other ....................................            293        203
                                                          -------    -------
                                                          $ 3,929    $ 2,413
                                                          =======    =======

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                             December 31,
                                                       -------------------------
                                                        1998               1997
                                                       ------             ------
        Deferred tax assets:
          Accrued liabilities and reserves .......     $  826             $  673
          Allowance for doubtful accounts ........        341                272
          Depreciation and amortization ..........        483                707
          Deferred revenue .......................        502                382
                                                       ------             ------
            Total gross deferred tax assets ......      2,152              2,034
        Deferred tax liabilities:
          Patents ................................        866                782
                                                       ------             ------
            Net deferred tax assets ..............     $1,286             $1,252
                                                       ======             ======

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(6)  Commitments

Leases

     The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Additionally, the Company leases certain equipment pursuant to a capital lease agreement.

     Future minimum lease payments pursuant to these leases as of December 31, 1998, were as follows (in thousands):

                                                          Capital    Operating
                                                           lease      leases
                                                          -------    ---------

    1999                                                  $  116       $  507
    2000                                                      78          505
    2001                                                      --          519
    2002                                                      --          307
    2003 and thereafter                                       --          154
                                                          ------       ------
    Total                                                 $  194       $1,992
                                                          ======       ======
    Less amounts representing interest                         6
                                                          ------
    Present value of minimum capital lease payments          188
    Less current portion of capital lease liability          112
                                                          ------
    Capital lease liability, net of current portion       $   76
                                                          ======

     Rent expense was $501,000 and $469,000 as of December 31, 1998 and 1997, respectively.

Employee Benefit Plan

     The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $10,000 in 1998. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan and had made no voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $2,000 and $1,900 in 1998 and 1997, respectively. Matching contributions aggregated $60,000 and $54,000 for the year ended December 31, 1998 and 1997, respectively, and are fully vested after three years of service.

(7)  Segment and Geographic Information

     The Company operates in three industry segments as follows: Video Copy Protection, Video Scrambling and Computer Software Copy Protection. Video Copy Protection licenses Macrovision's anti-copy video technologies to customers in the home videocassette, DVD and digital pay-per-view markets. Video Scrambling licenses and sells products utilizing the Company's PhaseKrypt video scrambling technology to manufacturer analog set-top decoders for sale to cable television system operators in developing cable television markets, to television broadcasters for securing incoming contribution circuits to network control centers and outbound rebroadcast circuits and to the government, military and law enforcement agencies for covert surveillance applications. The Computer Software Copy Protection licenses copy protection technology in the multimedia software market.

     The Company identifies segments based principally upon the type of products sold. The accounting policies of these reportable segments are the same as those described in the consolidated entity. The Company evaluates the performance of its segments based on revenue and segment income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, segment information is presented only for revenue and segment income.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(7)  Segment and Geographic Information (continued)



     The following segment reporting information of the Company is provided (dollars in thousands):

                                                        Year ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                         --------    --------
  Revenue:
    Video Copy Protection ............................   $ 22,626    $ 17,412
    Video Scrambling .................................      1,464       2,739
    Computer Software Copy Protection ................        344          --
    Other ............................................         --         189
                                                         --------    --------
    Total ............................................   $ 24,434    $ 20,340
                                                         ========    ========

                                                        Year ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                         --------    --------
  Operating Income:
    Video Copy Protection ............................   $ 17,115    $ 12,509
    Video Scrambling .................................       (504)        309
    Computer Software Copy Protection ................       (126)         --
    Other ............................................       (117)       (665)
                                                         --------    --------
      Segment income .................................     16,368      12,153
    Research and development .........................      2,578       2,248
    General and administrative .......................      4,621       4,149
                                                         --------    --------
      Operating income ...............................      9,169       5,756
    Interest and other income (expense), net .........      1,102         478
                                                         --------    --------
      Income before taxes ............................   $ 10,271    $  6,234
                                                         ========    ========

                                                        Year ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                         --------    --------
  Depreciation and Amortization:
    Video Copy Protection ............................   $    311    $    451
    Video Scrambling .................................        221         281
    Computer Software Copy Protection ................         13          --
    Other ............................................         --          73
    Research and development .........................        206         169
    General and administrative .......................        180         182
                                                         --------    --------
    Total ............................................   $    931    $  1,156
                                                         ========    ========

                                                        Year ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                         --------    --------
  Information on Revenue by Significant Product Group:
    Video Copy Protection:
      Videocassette ..................................   $ 15,770    $ 12,616
      DVD ............................................      3,096       1,084
      Pay-Per-View ...................................      3,760       3,712
    Video Scrambling:
      Video Scrambling Systems .......................        477         756
      Components & Licensing .........................        987       1,983
    Computer Software Copy Protection ................        344          --
    Other ............................................         --         189
                                                         --------    --------
    Total ............................................   $ 24,434    $ 20,340
                                                         ========    ========

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (continued)
                           December 31, 1998 and 1997

(7)  Segment and Geographic Information (continued)

                                                        Year ended December 31,
                                                        -----------------------
                                                           1998        1997
                                                         -------     -------
  Information on Revenue by Geographic Areas:
    United States ...................................    $13,563     $10,878
    Japan ...........................................      2,738       2,181
    Export & Foreign Operations .....................      8,133       7,281
                                                         -------     -------
    Total Revenue ...................................    $24,434     $20,340
                                                         =======     =======

     Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees. Both the United States and Japan account for over 10% of the Company's revenues in both 1998 or 1997. Revenue from one customer of the Video Copy Protection accounted for 12% of net revenue for the year ended December 31, 1998. Another customer of the Video Copy Protection accounted for 11% of net revenue for the year ended December 31, 1997. At December 31, 1998 and 1997 receivables from one customer of the Video Copy Protection represented 16% and 25%, respectively, of net accounts receivable.

(8) Subsequent Events

     In October 1995, Joseph Swyt, one of the Company's former officers and directors, filed suit against the Company in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with our grant of stock options to him. Mr. Swyt maintains that the company induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value. Between August 1990 and December 1993, the Company granted to him options to purchase approximately 200,000 shares with per-share exercise prices of $2.25 or $2.70. Substantially all of these options expired unexercised within three months following his departure from Macrovision in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and Macrovision. The arbitration agreement contains limitations on the types of damages available to him and expressly precludes punitive damages. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings were completed in February 1999. On March 16, 1999, a decision in favor of the Company was rendered by a majority of the arbitrators in the Swyt litigation, finding that we had no liability to Mr. Swyt on any of his claims and that his claims were without merit. The Company is seeking and expects to have the arbitrators decision confirmed by the Superior Court.