Form 10-Q
period 1999-03-31
MACROVISION CORP
filed 1999-05-14
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE QUARTERLY PERIOD ENDED March 31, 1999

                                       OR

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                           Outstanding as of April 30, 1999

Common Stock, $0.001 par value                  8,938,761

                            MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            Page

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
                as of March 31, 1999 and December 31, 1998 ............................     3

          Condensed Consolidated Statements of Income
                for the Three Month Periods Ended March 31, 1999 and 1998 .............     4

          Condensed Consolidated Statements of Cash Flows
                for the Three Month Periods Ended March 31, 1999 and 1998..............     5

          Notes to Condensed Consolidated Financial Statements.........................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations ...............................................................     9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................    12

          Risk Factors.................................................................    13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................    20

Item 5.   Other Information ...........................................................    21

Item 6.   Exhibits and Reports on Form 8-K ............................................    21

Signatures ............................................................................    22

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           March 31,
                                                                             1999               December 31,
                                                                          (Unaudited)               1998
                                                                          -----------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                                               $  5,057               $  3,513
   Short-term investments                                                    23,580                 22,877
   Accounts receivable, less allowance for doubtful
        accounts of $902 and $838                                             6,076                  5,574
   Inventories                                                                  224                    325
   Deferred tax assets                                                        1,892                  1,669
   Prepaid expenses and other assets                                          1,049                  1,008
                                                                           --------               --------
         Total current assets                                                37,878                 34,966

Property and equipment, net                                                   1,213                  1,297
Patents and other intangibles, net                                            1,550                  1,526
Long-term marketable investment securities                                   20,076                 18,795
Other assets                                                                  8,827                  8,910
                                                                           ========               ========
                                                                           $ 69,544               $ 65,494
                                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                        $  1,101               $    803
   Accrued expenses                                                           2,010                  2,691
   Deferred revenue                                                           2,028                  1,207
   Income taxes payable                                                       1,922                    680
   Current portion of capital lease obligation                                  113                    112
                                                                           --------               --------
      Total current liabilities                                               7,174                  5,493

Capital lease obligation, net of current portion                                 48                     76
Deferred tax liabilities                                                        400                    383
                                                                           --------               --------
                                                                              7,622                  5,952
Stockholders' equity:
   Common stock                                                                   9                      9
   Additional paid-in capital                                                53,142                 52,617
   Stockholder's note receivable                                                (78)                   (78)
   Accumulated other comprehensive loss                                         (85)                   (82)
   Retained earnings                                                          8,934                  7,076
                                                                           --------               --------
      Total stockholders' equity                                             61,922                 59,542
                                                                           --------               --------
                                                                           $ 69,544               $ 65,494
                                                                           ========               ========


See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                      1999                  1998
                                                                     ------                ------

Net revenues                                                         $7,163                $5,178
                                                                     ------                ------

Costs and expenses:
   Cost of revenues                                                     671                   398
   Research and development                                             631                   623
   Selling and marketing                                              1,882                 1,526
   General and administrative                                         1,381                 1,159
                                                                     ------                ------

       Total costs and expenses                                       4,565                 3,706
                                                                     ------                ------

Operating income                                                      2,598                 1,472
Interest and other income, net                                          418                   131
                                                                     ------                ------

       Income before income taxes                                     3,016                 1,603
Income taxes                                                          1,158                   609
                                                                     ------                ------

       Net income                                                    $1,858                $  994
                                                                     ======                ======

Computation of basic and diluted earnings per share:

Basic earnings per share                                             $ 0.21                $ 0.14
                                                                     ======                ======
Shares used in computing basic earnings per share                     8,887                 7,244
                                                                     ======                ======

Diluted earnings per share                                           $ 0.20                $ 0.13
                                                                     ======                ======
Shares used in computing diluted earnings per share                   9,339                 7,735
                                                                     ======                ======


See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                            1999                1998
                                                                           -------             -------
Cash flows from operating activities:
Net income                                                                 $ 1,858             $   994
Adjustments to reconcile net income to net cash provided
        by operating activities:
   Depreciation and amortization                                               232                 266
   Amortization of prepaid future royalties to C-Dilla Limited                  69                  --
   Deferred income taxes                                                      (206)                (94)
   Amortization of deferred stock compensation                                  --                  35
   Change in provision of accounts receivable                                   64                  (3)
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets             (510)              1,005
       Accounts payable, accrued expenses, deferred revenue
          and income taxes payable                                           1,680                 333
       Other                                                                    11                  12
                                                                           -------             -------
       Net cash provided by operating activities                             3,198               2,548
                                                                           -------             -------

Cash flows from investing activities:
   Purchases of long-term marketable investment securities                  (6,512)                 --
   Sales or maturities of long-term marketable investment securities         5,210               1,013
   Purchases of short-term investments                                      (7,073)             (3,197)
   Sales or maturities of short-term investments                             6,377               5,619
   Acquisition of property and equipment                                       (79)                (86)
   Payments for patents and other intangibles                                  (93)               (123)
   Investment in C-Dilla Limited                                                --              (3,553)
   Prepaid future royalties to C-Dilla Limited                                  --              (1,015)
   Other, net                                                                   18                  34
                                                                           -------             -------
       Net cash used in investing activities                                (2,152)             (1,308)
                                                                           -------             -------

Cash flows from financing activities:
   Payments on capital lease obligations                                       (27)                (27)
   Proceeds from issuance of common stock, net                                 525                 257
                                                                           -------             -------
       Net cash provided by financing activities                               498                 230
                                                                           -------             -------
Net increase in cash and cash equivalents                                    1,544               1,470
Cash and cash equivalents at beginning of period                             3,513               1,314
                                                                           -------             -------

Cash and cash equivalents at end of period                                 $ 5,057             $ 2,784
                                                                           =======             =======
Supplemental cash flow information:
  Interest paid                                                            $     1             $     5
                                                                           =======             =======

  Income taxes paid                                                        $    87             $   581
                                                                           =======             =======


See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-KSB filed on March 30, 1999 and the Company's Registration Statement on Form S-3 (Registration No. 333-55757).

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 1999 or any other future interim period, and the Company makes no representations related thereto.

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


                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------   ------------

Cash equivalents - money market funds                    $ 4,270       3,098

Investments:
      Municipal preferred certificates                        --       1,000
    United  States  government  bonds and  agency
    securities                                            43,656      40,672
                                                         -------     -------
                                                          43,656      41,672
                                                         =======     =======
                                                         $47,926      44,770
                                                         =======     =======

Government bond securities totaling $20,076,000 and $18,795,000 as of March 31, 1999 and December 31, 1998, respectively, are classified as long-term marketable investment securities.

The difference between the fair value and the amortized cost of available-for-sale securities was $134,000 and $148,000 as of March 31, 1999 and December 31, 1998, respectively, which has been recorded under "Accumulated other comprehensive loss" as a component in stockholders' equity.


NOTE 3 - EXERCISE OF OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

During the quarter ended March 31, 1999, the Company issued 109,420 shares of common stock and received proceeds of approximately $393,000 associated with the exercise of stock options. Also during the quarter ended

March 31, 1999, the Company issued 15,494 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $133,000.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                           March 31,        December 31,
          (In thousands)                     1999              1998
                                           ---------        ------------

           Raw materials                    $ 93              $138
           Finished goods                    131               187
                                            ====              ====
                                            $224              $325
                                            ====              ====

NOTE 5 - NET INCOME PER SHARE

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

                                                                           Three Months Ended
                                                                               March 31,
                                                                          -------------------

                                                                           1999         1998
                                                                          -----         -----
Basic EPS - weighted average number of common shares outstanding          8,887         7,244

Effect of dilutive common equivalent shares - stock options outstanding     452           491
                                                                          -----         -----
Diluted EPS - weighted average number of common shares and common
   equivalents shares outstanding                                         9,339         7,735
                                                                          =====         =====


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company adopted SOP No. 98-1 on January 1, 1999, with no material effect.

In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company adopted SOP No. 98-5 on January 1, 1999, with no material effect.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative instruments, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 for the year ending December 31, 2000.

In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company will be required to implement SOP No. 98-9 for the year ending December 31, 2000. SOP No. 98-9 also extends the deferral of the application of SOP No. 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. The Company does not expect the adoption of SOP No. 98-9 to have a material impact on its financial position, results of operations or cash flows.

NOTE 7 - OTHER ASSETS

The Company intends to hold its investments for the long term and monitors whether there has been an other than a temporary decline in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method, and such investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:


                                             March 31,        December 31,
                                              1999               1998
                                             ---------        ------------

Investment in CAC                              $2,837           $2,837
Investment in Digimarc                          1,500            1,500
Investment in C-Dilla                           3,553            3,553
Prepayment of royalties to C-Dilla                803              872
Deposits and other assets                         134              148
                                               ------           ------
                                               $8,827           $8,910
                                               ======           ======



Under a Software Marketing License and Development Agreement with C-Dilla Limited, the Company has obtained, for an initial five-year term, the worldwide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company paid $1,015,000 in up-front license fees subject to offset against future royalties and will pay royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. During the quarter ended March 31, 1999, the Company recorded revenue under this arrangement of $213,000 and offset the prepayment of royalties to C-Dilla in the amount of $69,000.

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three industry segments as follows: Video Copy Protection, Video Scrambling and Computer Software Copy Protection. In the Video Copy Protection segment, the Company licenses its anti-copy video technologies to customers in the home videocassette, DVD and digital pay-per-view markets. In the Video Scrambling segment, the Company licenses and sells products utilizing the Company's PhaseKrypt video scrambling technology to manufacturers of analog set-top decoders for sale to cable television system operators in developing cable television markets, to television broadcasters for securing incoming contribution circuits to network control centers and outbound rebroadcast circuits and to the government, military and law enforcement agencies for covert surveillance applications. In the Computer Software Copy Protection segment, the Company licenses copy protection technology in the multimedia software market.

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

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:
                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                            1999           1998
                                                         -------        -------

      Video Copy Protection                              $ 6,865        $ 4,403
      Video Scrambling                                        85            775
      Computer Software Copy Protection                      213             --
                                                         -------        -------

      Total                                              $ 7,163        $ 5,178
                                                         =======        =======

Operating Income:
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------

                                                            1999           1998
                                                         -------        -------

      Video Copy Protection                              $ 5,328        $ 3,132
      Video Scrambling                                      (313)           246
      Computer Software Copy Protection                     (405)            --
      Other                                                   --           (124)
                                                         -------        -------

        Segment income                                     4,610          3,254

      Research and development                               631            623
      General and administrative                           1,381          1,159
                                                         -------        -------

        Operating income                                   2,598          1,472

      Interest and other income, net                         418            131
                                                         -------        -------

        Income before income taxes                       $ 3,016        $ 1,603
                                                         =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as the Company's expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-KSB filed on March 30, 1999 and the Company's Registration Statement on Form S-3 (Registration No. 333-55757), which was declared effective by the Securities and Exchange Commission on June 25,1998. There are no assurances that the Company has identified all possible problems that the Company might face. All investors should carefully read the annual report on Form 10-KSB and the Company's Registration Statement on Form S-3, together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

The Company was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, the Company has derived most of its revenues and operating income from licensing its video copy protection technologies. The revenues of the Company primarily consist of licensing fees for videocassette and DVD copy protection, licensing fees for digital Pay-Per-View copy protection, licensing fees for computer/multimedia software copy protection and licensing and selling products incorporating its PhaseKrypt video scrambling technology to cable television equipment manufacturers, law enforcement agencies, television broadcasters and private analog satellite networks.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The following table provides revenue information by general product lines for the three-month period ended as indicated (dollars in thousands):

                                         March 31,                     March 31,
                                           1999           %               1998            %            % Change
                                         ---------       ------        ---------       ------          --------

Video Copy Protection                     $6,865             96         $4,403             85             56%
Video Scrambling                              85              1            775             15            (89)%
Computer Software Copy Protection            213              3             --             --             --
                                          ------         ------         ------         ------
 Total                                    $7,163            100         $5,178            100             38%
                                          ======         ======         ======         ======


Net Revenues

Consolidated net revenues for the first quarter of 1999 increased 38% to $7.2 million from $5.2 million in the first quarter of 1998. Revenues from the Copy Protection Group increased 56% to $6.9 million from $4.4 million. Within this group, revenue from videocassettes was $4.2 million in 1999 compared to $3.2 million in 1998 due to royalties from the higher volume of videocassettes from studio business and the copy protection of the fitness video "Tae-Bo" from NCP Marketing. DVD revenue was $1.4 million in 1999 compared to $568,000 in 1998 due to increases in DVD replication as the new market of DVD players and retail outlets distributing the product continued to expand. Pay-per-view revenue was $1.3 million in 1999 compared to $681,000 in 1998 due to continued increases in the shipments of digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. Revenues from the Video Scrambling Group decreased 89% to $85,000 from $775,000. Within the Video Scrambling Group the overall demand for VES products from various government law enforcement agencies continued to be low. Revenues for the first quarter of 1999 were $11,000 compared to $212,000 in the first quarter of 1998. Revenue for analog decoding equipment decreased $489,000 or 87% from $563,000, primarily due to the Southeast Asian and Brazilian financial situations, which delayed expected cable TV system upgrades and, consequently, limited the ability of the Company's licensees to sell addressable set-top converters that include the Company's PhaseKrypt TM scrambling technology. The Company recorded Computer Software Copy Protection revenues in the first quarter of 1999 of $213,000 with over 1 million Safedisc(TM) copy protected CD-ROMs.

Gross Margin

Gross margin for the first quarter of 1999 was 91% compared to 92% for the same period in 1998. The slight decrease in margin was due to the royalty costs and fees associated with the Computer Software Copy Protection business in the first quarter of 1999 compared with no costs in the first quarter of 1998. Cost of revenues increased in absolute dollars for the first quarter of 1999 compared to the first of 1998 due primarily to higher royalty fees, duplicator/replicator fees, patent defense costs and unabsorbed overhead, offset slightly by lower patent amortization and hardware costs. Cost of revenues includes items such as product costs, duplicator fees, processor costs, patent amortization and royalty expense. As revenues increase from Computer Software Copy Protection or Video Scrambling, gross margin could decrease due to the higher cost of sales associated with the royalties, hardware cost of sales and other costs.

Research and Development

Research and development expenses increased by $8,000 or 1% in the first quarter of 1999 compared to the first quarter of 1998. Research and development expenses declined as a percentage of net revenues from 12% in the first quarter of 1998 to 9% in the first quarter of 1999. The Company expects research and development expenses to increase as the Company expands into new technologies and products.

Selling and Marketing

Selling and marketing expenses increased by $356,000 or 23% in the first quarter of 1999 compared to the first quarter of 1998. This increase was primarily from higher compensation and benefits associated with additional headcount in the Computer Software Copy Protection business along with increased advertising and marketing for that business unit. Selling and marketing expenses declined as a percentage of net revenues from 29% in the first quarter of 1998 to 26% in the first quarter of 1999. Selling and marketing expenses are expected to increase as the Company continues its efforts in selling and marketing Computer Software Copy Protection and other products.

General and Administrative

General and administrative expenses increased by $222,000 or 19% in the first quarter of 1999 compared to the first quarter of 1998 primarily due to legal expenses related to the Swyt arbitration and new business related consulting. General and administrative expenses declined as a percentage of net revenues from 22% in the first quarter of 1998 to 19% in the first quarter of 1999.

Interest and Other Income

Other income increased by $287,000 or 219% in the first quarter of 1999 compared to the first quarter of 1998 primarily from interest income received on the proceeds of the Company's public stock offering received in early July 1998 and miscellaneous income.

Income Taxes

Income tax expense represents combined federal and state taxes at an effective rate of 38% for the quarters ended March 31, 1999 and 1998.

Liquidity and Capital Resources

The Company has financed its operations primarily from cash generated by operating activities, principally by its copy protection business. The Company's operating activities provided net cash of $3.2 million and $2.5 million for the three months ended March 31, 1999 and 1998, respectively. For the first three months of 1999, net cash was provided primarily by net income adjusted for noncash charges and an increase in accounts payable, deferred revenue and income taxes payable, offset slightly by an increase in accounts receivable and a decrease in accrued expenses. For the first three months of 1998, net cash was provided primarily by net income adjusted for noncash charges and a decrease in accounts receivable and an increase in deferred revenue, offset slightly by an increase in inventories and a decrease in accrued expenses.

Investing activities used cash of $2.1 million and $1.3 million in the three months ended March 31, 1999 and 1998, respectively. For the first three months of 1999, net cash used in investing activities was primarily the net investment in short and long-term investment securities. For the first three months of 1998, net cash used in investing activities was primarily an investment in and prepayment of future royalties to C-Dilla, offset in part by net purchases, sales and maturities of short-term and long-term investment securities. During this period, the Company invested approximately $3.6 million in C-Dilla to acquire an approximate 19.8% equity ownership interest. The Company intends to hold this investment for the long-term. The Company also paid approximately $1.0 million for up-front license fees subject to offset against future royalties due under a Software Marketing License and Development Agreement under which it had obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology for CD-ROM and internet-delivered software products. The Company accounts for the investment in C-Dilla using the cost method. The Company also made capital expenditures of $79,000 and $86,000 in the three months ended March 31, 1999 and 1998, respectively. In addition, the Company paid $53,000 and $123,000 in the three months ended March 31, 1999 and 1998, respectively, for costs associated with obtaining patents and other intangibles.

For the three months ended March 31, 1999 and 1998, the Company had net cash provided from financing activities of $498,000 and $230,000, respectively, relating primarily to the issuance of common stock upon the exercise of stock options and under the Company's stock purchase plan.

At March 31, 1999, the Company had $5.0 million in cash and cash equivalents, $23.6 million in short-term investments and $20.1 million in long-term marketable investment securities. The Company had no material commitments for capital expenditures but anticipates that capital expenditures for the next 12 months will aggregate approximately $600,000. The Company also has future minimum lease payments of approximately $1.9 million under operating leases and approximately $161,000 under capital leases. The Company believes that the current available funds and cash flows generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. The Company may also utilize cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in the Company's earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities, of $47.9 million as of March 31, 1999. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 60 basis point increase in interest rates would result in an approximate $220,000 decrease (approximately
 .5%) in the fair value of the Company's available-for-sale securities as of March 31, 1999.

Foreign Exchange Rates

Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. While a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that our future results of operations will not be materially adversely affected by currency fluctuations. The subsidiaries of the Company in England and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected. We use yen options to hedge anticipated balance sheet exposures.

Strategic Investments

We have expanded our technological base in current as well as new markets through strategic investments in companies or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation, Digimarc and C-Dilla. These investments, totaling $7.9 million, represented 11.3% of our total assets as of March 31, 1999. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

Risk Factors.

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

     o the ability of the Motion Picture Association of America ("MPAA") studios to produce "blockbuster" titles;

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

     o    foreign currency exchange rates; and

     o    general economic conditions.

We may choose to reduce prices or increase spending in response to competition or new technologies or elect to pursue new market opportunities. If new competitors, technological advances in the industry or by existing or new competitors or other competitive factors require us to invest significantly greater resources in research and development or marketing efforts, our future operating results may be adversely affected. Because a high percentage of our operating expenses is fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

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

We currently derive a substantial majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. These fees represented 62.0%, 64.5% and 58.9% of our net revenues during 1997, 1998 and the first three months of 1999, respectively. We expect these fees to account for a majority of our net revenues and operating income at least through 1999. This portion of our business has not grown significantly in recent years, and there can be no assurance that revenues from these fees will grow significantly or at all. Any future growth in revenues from these fees will depend on the use of our copy protection technology on a larger number of videocassettes. In order to increase or maintain our market penetration, we must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material and/or subsequent revenues from other venues. In this regard, our copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

In the event that the major motion picture studios or other customers of our copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. Any factor that results in a decline in demand for our copy protection technology, including a change of copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes that are encoded with our copy protection technology, would have a material adverse effect on our business, financial condition and results of operations. Moreover, our ability to expand our markets in additional home entertainment venues such as digital PPV and DVDs will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection into the hardware and network infrastructure required to distribute such video programming. In the event that the motion picture industry withdraws its support for our copy protection technologies or otherwise determines not to copy protect a significant portion of prerecorded videocassettes or DVD or digital PPV programs, our business, financial condition and results of operations would be materially adversely affected.

We depend on our key customers.

Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, we have derived a substantial majority of our net revenues from relatively few customers. For 1997, revenues from one of our customers accounted for 11% of our net revenues. For 1998, another one of our customers accounted for more than 12% of our net revenues. For the first three months of 1999, revenues from one of our customers accounted for 11% of our net revenues. The MPAA studios as a group accounted for 38.6%, 45.1% and 38.0% of our net revenues in 1997, 1998 and the first three months of 1999. We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with three of the MPAA studios and with PolyGram and Dreamworks for copy protection of substantially all of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from February 2000 to March 2001. The failure of any of these customers to renew its contracts or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and would have a material adverse effect on our business, financial condition and results of operations. Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that our current customers will continue to use our technology at current or increased levels, if at all, or that we will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on our business, financial condition and results of operations.

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

While our copy protection capability is embedded in approximately 17.7 million digital set-top decoders manufactured by certain of the leading set-top decoder manufacturers, only four system operators have activated copy protection for digital PPV programming. In Japan, DirectTV Japan and SkyPerfecTV copy protect all adult programming channels and certain PPV motion pictures. In Hong Kong, one system operator copy protects all video-on-demand movies. In the United Kingdom, British Sky Broadcasting has to date copy protected all digital channels of PPV motion pictures. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom. Also, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, certain television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

We seek to expand our copy protection business through licensing arrangements and strategic investments. Macrovision, Philips and Digimarc are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. We have submitted our proposed solution to the Copy Protection Technical Working Group ("CPTWG"). At least one other group of companies (IBM, NEC, Sony, Pioneer and Hitachi) has also submitted proposals to the CPTWG. The companies whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. The IEEE 1394 transmission protocol has also been proposed as a digital-to-digital copy protection solution. If the solution being developed by Macrovision, Philips and Digimarc is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, Macrovision, Philips and Digimarc will be at a competitive disadvantage in marketing their solution. There can be no assurance that the solution being developed by Macrovision, Philips and Digimarc will be selected as the standard by the CPTWG or that such solution will achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

We are also just beginning to enter the market for computer software copy protection.

We have an exclusive marketing agreement with C-Dilla for copy protection technology for CD-ROM software products in the consumer multimedia market. The market for copy protection of CD-ROMs is unproven. For us to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt the solution developed by C-Dilla and marketed by us. There can be no assurance that copy protection of multimedia CD-ROMs will be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prevented from copying the content of their favorite applications or if copy protection impairs the playability of the CD-ROM. Moreover, copy protection may not be effective or compatible with all hardware platforms or configurations or may prove to be easily circumvented. A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. There may not be demand for CD-ROM copy protection. Software developed for CD-ROM may migrate to DVD-ROM, a format in which neither we nor C-Dilla have developed copy protection technology. Internet posted hacks may be used to circumvent the technology. Further, the solution we are marketing may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of multimedia software providers. If the market for CD-ROM copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

Additional litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any litigation of these types will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, whether or not such litigation is determined adversely to us. In the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. Our failure to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

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

We also have two pending lawsuits in an effort to protect our copy protection technology. In addition, as we acquire or license a portion of the technology included in our products from third parties, our exposure to infringement actions may increase because we must rely upon these third parties for information as to the origin and ownership of the acquired or licensed technology. Although we intend to obtain representations as to the origin and ownership of the acquired or licensed software and obtain indemnification to cover any breach of any of these representations, these representations may not be accurate or indemnification may not provide adequate compensation for any breach of these representations. To the extent that these or any other communications or any litigation create further uncertainty in the marketplace, acceptance of the technology that we market would be delayed, which could have a material adverse effect on our business, financial condition and results of operations. These and any other such claims of infringement, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention from day-to-day operations, cause product shipment delays or require us to cease utilizing the infringing technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations.

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. in the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by Macrovision. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Cavendish's response to the complaint contained a counterclaim alleging that Macrovision has violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by Macrovision is invalid and that Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously.

It can be time-consuming and costly to limit the spread of circumvention devices.

We have nine United States and 20 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our copy protection technologies. We have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or have to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business, financial condition and results of operations. In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that currently respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology. Any patent infringement or similar claims or claims under the Digital Millenium Copyright Act that we may initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to the risks associated with expanding our technological base through strategic investments.

We have  recently  expanded  our  technological  base in  current as well as new markets through strategic investments in companies with complementary or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation, Digimarc and C-Dilla. These investments, which total $7.9 million and represented 11.3% of our total assets at March 31, 1999, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources, and there can be no assurance that we will ever recover the cost of these management resources. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

Our strategic investments typically involve joint development or marketing efforts or technology licensing. There can be no assurance that any joint development efforts will result in the successful introduction of any new products by us or a third party, or that any joint marketing efforts will result in increased demand for our products. Further, there can be no assurance that any current or future strategic investments by us will allow us to enter and compete effectively in new markets or improve our performance in any current markets.

We face a number of risks associated with international and export sales.

International and export sales together represented 46.5%, 44.5% and 42.8% of our net revenues in 1997, 1998 and the three months ended March 31, 1999, respectively. We expect that these sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV programming and DVDs and the use of copy protection in these media, as well as addressable analog cable television systems. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or our ability to sell our products or license our technologies into these markets would have a material adverse effect on our business, financial condition and results of operations. In particular, the net revenues that we derived from video scrambling decreased 46.5% from 1997 to 1998, due to decreased demand for analog decoding equipment that resulted primarily from the financial crisis in Southeast Asia and Latin America. This crisis has also delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of our licensees to sell addressable set-top decoders that include our PhaseKrypt video scrambling technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection and video scrambling technologies.

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

The table below provides the status and timing of these phased activities:

                                                                                                     Status/Anticipated
                   Impacted Systems                                     Processes                        Completion
                   ----------------                                     ---------                    ------------------

       Hardware and software products that we                  Assessment completed, conducted       Completed Q1 1999
       license or sell                                         validation and testing (see
                                                               details below)

       Hardware and software systems that we use               Assessment completed; certain         Completed Q1 1999
       internally in the management of our business            components replaced; conducted
                                                               validation and testing

       Internal systems of our customers and suppliers         Assessment not yet completed          In Process


       Non-information  technology  systems and                Assessment  completed;  certain       Completed  Q1  1999
       services  that  we  use  in  the  management            components replaced,  conducted
       of our business,  internal and external, such as        validation and testing
       telephone systems and building systems

Products Status

Macrovision's   products  that  do  not  include  a   microprocessor   or  other
digital-based technology and are not date or time sensitive are Year 2000 ready. These products include the following:

     Video Copy Protection Products: All versions of ACP Processors (ACP-100, ACP-170, ACP-180; ACP-182 and ACP-184); the Standard ACP-100 and ACP-180 Chassis and the Secured ACP-180 Chassis.

     Video Scrambling Products: VM-100; TurboKrypt Chassis and Processor; Video Tilt Corrector; MacroPlus Generator; VGA Copy Processor; ColorStripe Generator; and the WaterMark Embedder.

Macrovision's products that do contain a microprocessor or other digital based technology, and have been tested and verified as Year 2000 ready, include the following:

     Video Copy Protection Products: ACP-180 Security Chassis; ACP Time Key.

     Video Scrambling Products: VES-TM; VES-TL; VES-MX; VES-TP; VES-TS; VES-TX; VES-TX NET Software; VES-P; VES-C1; VES-C2; VES-TD; PK-410/415 Chassis & CPU; AV-8; AV-10; PK-430A; PK-430M; PK-430C; StarShaker Encoder; StarShaker Decoder; and the StarShaker Software.

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

Part II.  Other Information

Item 1. Legal Proceedings.

Swyt Litigation

In October 1995, Joseph Swyt, one of our former officers and directors, filed suit against us in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with our grant of stock options to him. Mr. Swyt maintained that we induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value and that we misled him into not exercising substantially all of these options, which expired unexercised within three months following his departure from Macrovision in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and Macrovision. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings were completed in February 1999. On March 16, 1999, a majority of the arbitrators rendered a decision in our favor, finding that we had no liability to Mr. Swyt on any of his claims and that his claims were without merit. We are seeking to have the arbitrators' decision confirmed by the Superior Court.

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

We now have pending two patent infringement lawsuits in an effort to protect our copy protection technology. In the event of an adverse ruling in this litigation, we might incur legal competition from clones of our own copy protection technology, which could have a material adverse effect on our business, financial condition and results of operations.

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. in the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by Macrovision. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Cavendish's response to the complaint contained a counterclaim alleging that Macrovision has violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by Macrovision is invalid and that Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously.

Item 5 - Other Information.

On April 23, 1999, the Board of Directors  approved the following changes to the
"Macrovision   Corporation   1996  Directors  Stock  Option  Plan"  and  outside
directors' compensation.

1. The initial option grant to new outside directors will increase from 5,000 to 10,000 shares.

2. The option granted on each outside director's anniversary date after the initial option grant will increase from 3,000 to 7,500 shares.

3. The vesting for all such options will be monthly over a 3 year period (reduced from 4 years).

4. Each outside director will be paid in addition to meeting fees, a retainer of $10,000 in stock or at the director's option, in equal amounts of cash and stock, on an annual basis.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          27.1 - Financial Data Schedule.

     (b)  Reports on Form 8-K.

     During the quarter ended March 31, 1999, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Macrovision Corporation



Date: May 14, 1999              By:/S/  William A. Krepick
      ----------------             -------------------------------------
                                   William A. Krepick,
                                   President and Chief Operating Officer



Date: May 14, 1999              By: /S/  Victor A. Viegas
      ---------------              -------------------------------------
                                   Victor A. Viegas, Vice President,
                                   Finance and Administration and
                                   Chief Financial Officer