Form 10-Q
period 1999-06-30
MACROVISION CORP
filed 1999-08-16
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                      Outstanding as of July 30, 1999

Common Stock, $0.001 par value              9,121,251

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
                as of June 30, 1999 and December 31, 1998 .......................................       3

          Condensed Consolidated Statements of Operations
                for the Three Month Periods Ended June 30, 1999 and 1998, and
                the Nine Month Periods Ended June 30, 1999 and 1998 .............................       4

          Condensed Consolidated Statements of Cash Flows
                for the Six Month Periods Ended June 30, 1999 and 1998...........................       5

          Notes to Condensed Consolidated Financial Statements...................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations .........................................................................      11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................      17

          Risk Factors...........................................................................      18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................      26

Item 2.   Changes in Securities..................................................................      26

Item 4    Submission of Matters to a Vote of Security Holders....................................      26

Item 5.   Other Information .....................................................................      27

Item 6.   Exhibits and Reports on Form 8-K ......................................................      27

Signatures ......................................................................................      28

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,
                                                                   1999       December 31,
                                                                (Unaudited)       1998
                                                               ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $      6,327   $      3,513
   Short-term investments                                             9,635         22,877
   Accounts receivable, less allowance for doubtful
        accounts of $967 and $838                                     7,505          5,574
   Inventories                                                          170            325
   Deferred tax assets                                                1,743          1,669
   Prepaid expenses and other assets                                  1,212          1,008
                                                               ------------   ------------
         Total current assets                                        26,592         34,966

Property and equipment, net                                           1,788          1,297
Patents and other intangibles, net                                    1,638          1,526
Long-term marketable investment securities                           18,924         18,795
Intangibles associated with C-Dilla Ltd acquisition, net             16,294             --
Other assets                                                          7,802          8,910
                                                               ------------   ------------
                                                               $     73,038   $     65,494
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                            $      1,197   $        803
   Accrued expenses                                                   3,290          2,691
   Deferred revenue                                                   1,627          1,207
   Income taxes payable                                                  --            680
   Note payable                                                         235             --
   Current portion of capital lease obligation                          113            112
                                                               ------------   ------------
      Total current liabilities                                       6,462          5,493

Capital lease obligation, net of current portion                         19             76
Deferred tax liabilities                                                 --            383
                                                               ------------   ------------
                                                                      6,481          5,952
Stockholders' equity:
   Common stock                                                           9              9
   Additional paid-in capital                                        58,466         52,617
   Stockholder's note receivable                                         --            (78)
   Accumulated other comprehensive loss                                (252)           (82)
   Retained earnings                                                  8,334          7,076
                                                               ------------   ------------
      Total stockholders' equity                                     66,557         59,542
                                                               ------------   ------------
                                                               $     73,038   $     65,494
                                                               ============   ============

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                   ---------------------      --------------------
                                                                    1999          1998         1999         1998
                                                                   -------       -------      -------      -------
Net revenues                                                       $ 8,057       $ 5,665      $15,220      $10,843
                                                                   -------       -------      -------      -------

Costs and expenses:
   Cost of revenues                                                    768           449        1,439          847
   Research and development                                          1,108           654        1,739        1,277
   Selling and marketing                                             2,064         1,487        3,946        3,013
   General and administrative                                        1,196         1,128        2,577        2,287
   Amortization of intangibles from acquisition                        109            --          109           --
   In process research and development                               4,286            --        4,286           --
                                                                   -------       -------      -------      -------

       Total costs and expenses                                      9,531         3,718       14,096        7,424
                                                                   -------       -------      -------      -------

Operating (loss) income                                             (1,474)        1,947        1,124        3,419
Interest and other income, net                                         405           172          823          303
                                                                   -------       -------      -------      -------

       (Loss) income before income taxes                            (1,069)        2,119        1,947        3,722
Income taxes (benefit)                                                (469)          805          689        1,414
                                                                   -------       -------      -------      -------

       Net (loss) income                                           $  (600)      $ 1,314      $ 1,258      $ 2,308
                                                                   =======       =======      =======      =======

Computation of basic and diluted earnings per share:
   Basic (loss) earnings per share                                 $  (.07)      $   .18      $   .14      $   .32
                                                                   =======       =======      =======      =======

   Shares used in computing basic (loss) earnings per share          8,975         7,300        8,931        7,272
                                                                   =======       =======      =======      =======

   Diluted (loss) earnings per share                               $  (.07)      $   .17      $   .13      $   .30
                                                                   =======       =======      =======      =======

   Shares used in computing diluted (loss) earnings per share        8,975         7,838        9,390        7,787
                                                                   =======       =======      =======      =======


See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                              1999           1998
                                                                          ------------   ------------
Cash flows from operating activities:
Net income                                                                $      1,258   $      2,308
Adjustments to reconcile net income to net cash provided
        by operating activities:
   Depreciation and amortization                                                   618            486
   Amortization of prepaid future royalties to C-Dilla Limited                     166             --
   Deferred income taxes                                                          (368)           363
   Amortization of deferred stock compensation                                      --             71
   In process research and development                                           4,286             --
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets               (1,673)           319
       Accounts payable, accrued expenses, deferred revenue
          and income taxes payable                                                (684)          (113)
       Other                                                                        (2)           (47)
                                                                          ------------   ------------
       Net cash provided by operating activities                                 3,601          3,387
                                                                          ------------   ------------

Cash flows from investing activities:
   Purchases of long-term marketable investment securities                     (11,698)        (3,104)
   Sales or maturities of long-term marketable investment securities            11,451          1,011
   Purchases of short-term investments                                         (13,246)        (4,271)
   Sales or maturities of short-term investments                                26,440          9,890
   Acquisition of property and equipment                                          (315)          (138)
   Payments for patents and other intangibles                                     (279)          (358)
   Investment in Digimarc                                                       (2,000)            --
   Investment in C-Dilla Limited                                                    --         (3,553)
   Acquisition of C-Dilla Limited, net of cash acquired                        (11,960)            --
   Prepaid future royalties to C-Dilla Limited                                      --         (1,015)
   Other, net                                                                       34            (20)
                                                                          ------------   ------------
       Net cash used in investing activities                                    (1,573)        (1,558)
                                                                          ------------   ------------

Cash flows from financing activities:
   Payments on capital lease obligations                                           (56)           (53)
   Payments on note payable                                                        (12)            --
   Proceeds from issuance of common stock, net                                     776            354
   Payment of stockholder's note receivable                                         78             53
   Deferred offering costs                                                          --           (448)
                                                                          ------------   ------------
       Net cash provided by financing activities                                   786            (94)
                                                                          ------------   ------------
Net increase in cash and cash equivalents                                        2,814          1,735
Cash and cash equivalents at beginning of period                                 3,513          1,314
                                                                          ------------   ------------
Cash and cash equivalents at end of period                                $      6,327   $      3,049
                                                                          ============   ============
Supplemental cash flow information and non cash transactions:
   Interest paid                                                          $          3   $          7
                                                                          ============   ============
   Income taxes paid                                                      $      2,027   $      2,063
                                                                          ============   ============
   Receivable due from sale of stock                                      $         --   $     28,310
                                                                          ============   ============
   Stock issued for C-Dilla Limited                                       $      5,073   $         --
                                                                          ============   ============

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-KSB filed on March 30, 1999.

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

Investments held by the Company are classified as "available-for-sale" and are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. Such investments consisting of U.S. government or agency issues with an original maturity beyond 3 months and less than 12 months are classified as short-term investments. All marketable securities with maturities over one year are classified as long-term marketable investment securities. Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, if material, reported in stockholders' equity. The following is a summary of available -for-sale securities:


(In thousands)                                          June 30,   December 31,
                                                         1999         1998
                                                        -------      -------

Cash equivalents - money market funds                   $ 3,449      $ 3,098

Investments:
    Municipal preferred certificates                         --        1,000
    United States government bonds and agency
    securities                                           28,559       40,672
                                                        -------      -------
                                                         28,559       41,672
                                                        -------      -------
                                                        $32,008      $44,770
                                                        =======      =======

Government bond securities totaling $18,924,000 and $18,795,000 as of June 30, 1999 and December 31, 1998, respectively, are classified as long-term marketable investment securities.

The difference between the fair value and the amortized cost of available-for-sale securities was a loss of $18,000 and a gain of $148,000 as of June 30, 1999 and December 31, 1998, respectively, which has been recorded under "Accumulated other comprehensive loss" as a component in stockholders' equity.



NOTE 3 - EXERCISE OF OPTIONS AND DIRECTOR FEES

During the quarter ended June 30, 1999, the Company issued 58,232 shares of common stock and received proceeds of approximately $224,000 associated with the exercise of stock options. Also during the quarter ended

June 30, 1999, the Company issued 500 shares to three members of the Board of Directors in lieu of fees amounting to $24,938.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                                    June 30,       December 31,
     (In thousands)                                   1999             1998
                                                      ----             ----

     Raw materials                                    $ 65             $138
     Work in process                                    10               --
     Finished goods                                     95              187
                                                      ----             ----
                                                      $170             $325
                                                      ====             ====

NOTE 5 - OTHER ASSETS

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

   (In thousands)

                                                       June 30,    December 31,
                                                         1999         1998
                                                        ------       ------

     Investment in CAC                                  $2,837       $2,837
     Investment in Digimarc                              3,500        1,500
     Investment in C-Dilla                                  --        3,553
     Prepayment of royalties to C-Dilla                     --          872
     Long term deferred tax assets                       1,351           --
     Deposits and other assets                             114          148
                                                        ------       ------
                                                        $7,802       $8,910
                                                        ======       ======


On June 18, 1999, the Company acquired the remaining shares of C-Dilla Limited of Woodley, UK, developers of copy protection and rights management technologies for CD-ROM and internet-delivered software products. The Company paid approximately $12,327,000 in cash and 109,199 shares of Macrovision stock. The Company's previous minority investment was included as a component of the purchase price. During the quarter, the Company also invested an additional $2,000,000 in Digimarc in connection with a third-party financing obtained by Digimarc.

NOTE 6 - ACQUISITIONS

In June 1999, the Company acquired the remaining shares of C-Dilla Limited of Woodley, UK, developers of copy protection and rights management technologies for CD-ROM and internet-delivered software products. The Company paid approximately $12,810,000 in cash and acquisition costs and 109,199 shares of Macrovision stock valued at $5,073,000. The transaction has been accounted for under the purchase method. The excess purchase price over the net tangible assets acquired was $20,689,000 of which, based on management's estimates prepared in conjunction with a third party valuation consultant was allocated as follows:

(In thousands)
                In-process research and development             $   4,286
                Developed technology                                3,824
                Core technology                                     7,844
                Acquired workforce                                    497
                Covenant not to compete                             1,788
                Goodwill                                            2,450
                                                         ----------------
                                                                $  20,689
                                                         ================


In connection with the purchase of C-Dilla Ltd., we allocated $4,286,000 of the $21,437,000 total purchase price to in-process research and development projects. Accordingly, this non-recurring charge for in-process research and development, net of income taxes, reduced basic earnings per share by approximately $.31 in the second quarter of 1999. This preliminary allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla Ltd. had five major copy protection projects in progress at the time of acquisition. These projects include a product which is being designed to protect DVD-ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product which is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies. As of the acquisition date, costs to complete the development of the projects acquired were expected to be approximately $1.4 million. We currently expect to complete the development of these projects at various dates through fiscal 2001.

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though we currently expect that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52,489,000 beginning in the year 2000 through the year 2007 was used to value the in-process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

The remaining excess purchase price was allocated to existing products and technologies, retention of workforce and non compete agreements. The Company used the income approach to determine the value allocated to existing products and technologies and non-compete agreements and used the replacement cost approach to determine the value allocated to workforce. The residual excess purchase price was allocated to goodwill.

The Company will amortize such intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, noncompete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

The results of C-Dilla Ltd. and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. In connection with the C-Dilla Ltd. acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon fair values on the date of acquisition, as follows:

 (In thousands)
           Current assets                                               $   675
           Property and equipment, net                                      521
           In process research and development                            4,286
           Deferred tax asset                                             1,440
           Intangibles associated with C-Dilla Ltd acquisition           16,403
           Current liabilities                                           (1,888)
                                                                ---------------
                                                                      $  21,437
                                                                ===============


The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three and six month periods ended June 30. 1998, assuming C-Dilla Ltd. had been acquired as of the beginning of the periods presented:


(In thousands, except per share data)
                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                        ---------------------      ---------------------
                                                          1999         1998          1999         1998
                                                        --------     --------      --------     --------
     Revenues                                           $  8,389     $  6,050      $ 15,890     $ 11,459

     Net loss attributed to common stockholders         $  2,119     $    (77)     $  2,558     $   (335)

     Basic net income (loss) per share                  $    .23     $   (.01)     $    .28     $   (.05)

     Shares used in pro forma per share computation        9,069        7,409         9,032        7,381

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 7 - NET INCOME PER SHARE

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be antidilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS:

(In thousands)
                                                Three Months Ended   Six Months Ended
                                                      June 30,           June 30,
                                                  1999      1998      1999      1998
                                                --------  --------  --------  --------
     Basic EPS - weighted average number of
        common shares outstanding                  8,975     7,300     8,931     7,272
     Effect of dilutive common shares -
        stock options outstanding                     --       538       459       515
                                                --------  --------  --------  --------
     Diluted EPS - weighted average number
        of common shares and common shares
        outstanding                                8,975     7,838     9,390     7,787
                                                ========  ========  ========  ========

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

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

The following segment reporting information of the Company is provided (dollars in thousands):


Revenue:
                                                    Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                 -----------------------     -----------------------
                                                    1999          1998          1999          1998
                                                 ---------     ---------     ---------     ---------
Video Copy Protection                            $   7,474     $   5,459     $  14,339     $   9,862
Video Scrambling                                       117           206           202           981
Computer Software Copy Protection                      466            --           679            --
                                                 ---------     ---------     ---------     ---------

Total                                            $   8,057     $   5,665     $  15,220     $  10,843
                                                 =========     =========     =========     =========
Operating Income:
                                                    Three Months Ended          Six Months Ended
                                                         June 30,                   June 30,
                                                 -----------------------     -----------------------
                                                    1999          1998          1999          1998
                                                 ---------     ---------     ---------     ---------
Video Copy Protection                            $   5,963     $   4,098     $  11,291     $   7,230
Video Scrambling                                      (244)         (319)         (557)          (73)
Computer Software Copy Protection                     (494)          (65)         (899)          (65)
Other                                                   --            15            --          (109)
                                                 ---------     ---------     ---------     ---------

  Segment income                                     5,225         3,729         9,835         6,983

Research and development                             1,108           654         1,739         1,277
General and administrative                           1,196         1,128         2,577         2,287
Amortization of intangibles from acquisition           109            --           109            --
In process research and development                  4,286            --         4,286            --
                                                 ---------     ---------     ---------     ---------

  Operating (loss) income                           (1,474)        1,947         1,124         3,419

Interest and other income, net                         405           172           823           303
                                                 ---------     ---------     ---------     ---------

  (Loss) income before income taxes              $  (1,069)    $   2,119     $   1,947     $   3,722
                                                 =========     =========     =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as the Company's expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-KSB filed on March 30, 1999.. There are no assurances that the Company has identified all possible problems that the Company might face. All investors should carefully read the annual report on Form 10-KSB together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.


Overview

The Macrovision was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, we have derived most of our revenues and operating income from licensing our video copy protection technologies. Our revenues primarily consist of licensing fees for videocassette and DVD copy protection, licensing fees for digital Pay-Per-View copy protection, licensing fees for computer/multimedia software copy protection and licensing and selling products incorporating our PhaseKrypt video scrambling technology to cable television equipment manufacturers, law enforcement agencies, television broadcasters and private analog satellite networks.

On June 18, 1999, we acquired the remaining outstanding shares of C-Dilla Ltd. for $12.8 million in cash and acquisition costs and 109,200 shares of Macrovision stock. Including the $3.6 million we paid for our initial stake in C-Dilla Ltd. in 1998, the total acquisition was valued at $21.4 million.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The following table provides revenue information by general product lines for the three-month period ended as indicated:

(In thousands)
                                       June 30,                   June 30,
                                        1999           %            1998            %        % Change
                                    -------------    ------     -------------     -----    -------------
Video Copy Protection                     $7,474        93            $5,459        96              37%
Video Scrambling                             117         1               206         4            (43)%
Computer Software Copy Protection            466         6                --        --               --
                                    -------------    ------     -------------     -----
Total                                     $8,057       100            $5,665       100              42%
                                    =============    ======     =============     =====

Net Revenues

Consolidated net revenues for the second quarter of 1999 increased 42% to $8.1 million from $5.7 million in the second quarter of 1998. Revenues from the Copy Protection Group increased 37% to $7.5 million from $5.5 million. Within this group, revenue from videocassettes was $4.1 million in the second quarter of 1999 compared to $3.7 million in 1998 due to royalties from the higher volume of videocassettes from studio business and the copy protection of the fitness video "Tae-Bo" from NCP Marketing. DVD revenue was $1.7 million in 1999 compared to $697,000 in 1998 due to increases in DVD replication as the new market of DVD players and retail outlets distributing the product continued to expand. Pay-per-view revenue was $1.7 million in the second quarter of 1999 compared to $1.0 million in 1998 due to continued increases in the shipments of digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. Revenues from the Video Scrambling Group decreased 43% to $117,000 in the second quarter of 1999 from $206,000 in the second quarter of 1998. Within the Video Scrambling Group the overall demand for VES products from various government law enforcement agencies continued to be low. Revenues for the second quarter of 1999 were $43,000 compared to $79,000 in the second quarter of 1998. Revenue for analog decoding equipment decreased $53,000 or 41% from $127,000, primarily due to the Southeast Asian and Brazilian financial situations, which continues to delay expected cable TV system upgrades and, consequently, limited the ability of the our licensees to sell addressable set-top converters that include our PhaseKrypt TM scrambling technology. We recorded Computer Software Copy Protection revenues in the second quarter of 1999 of $466,000 compared to none in the second quarter of 1998. The revenue is from contracts with major publishers for the application of the copy protection to their discs.




Gross Margin

Gross margin for the second quarter of 1999 was 90% compared to 92% for the same period in 1998. The decrease in margin was due to the royalty costs and fees associated with the Computer Software Copy Protection business in the second quarter of 1999 compared with no costs in the second quarter of 1998. Cost of revenues increased in absolute dollars for the second quarter of 1999 compared to the second quarter of 1998 due primarily to higher royalty fees, duplicator/replicator fees and patent defense costs. Cost of revenues includes items such as product costs, duplicator fees, processor costs, patent amortization and royalty expense prior to the acquisition of C-Dilla Ltd. With the acquisition of C-Dilla Ltd., we expect margins to increase as a result of the elimination of royalty expenses offset partially by the patent defense costs associated with current patent litigation. As revenues increase from Video Scrambling, gross margin could decrease due to the higher cost of sales associated with the hardware cost of sales and other costs.

Research and Development

Research and development expenses increased by $454,000 or 69% in the second quarter of 1999 compared to the second quarter of 1998. The increased expenses were a result of a one-time licensing fee of $300,000 related to technology for a current project, one-time continuation bonuses of $99,000 paid to engineering employees of C-Dilla Ltd. and the research and development expenses at C-Dilla Ltd. since the acquisition on June 18, 1999. Research and development expenses increased as a percentage of net revenues from 12% in the second quarter of 1998 to 14% in the second quarter of 1999. If not for the one-time charges noted above, the percentage would have declined to 9%. We expect research and development expenses to increase over prior year period as a result of the research and development activity at C-Dilla Ltd. and as we expand into new technologies and products.

Selling and Marketing

Selling and marketing expenses increased by $577,000 or 39% in the second quarter of 1999 compared to the second quarter of 1998. This increase was primarily from one-time continuation bonuses of $290,000 paid to sales and marketing employees of C-Dilla Ltd., higher compensation and benefits associated with additional headcount in the Computer Software Copy Protection business and the marketing and selling expenses at C-Dilla Ltd. since the acquisition on June 18, 1999. Selling and marketing expenses remained relatively level as a percentage of net revenues at 26% for the second quarter of 1999 and 1998. Not including the one-time charges noted above, selling and marketing expenses would have been 22% of net revenues in the second quarter of 1999. Selling and marketing expenses are expected to increase over prior year periods as we continue our efforts in selling and marketing Computer Software Copy Protection and other products including the newly acquired C-Dilla Ltd. products.

General and Administrative

General and administrative expenses increased by $68,000 or 6% in the second quarter of 1999 compared to the second quarter of 1998 primarily due to one-time continuation bonuses of $48,000 paid to administrative employees of C-Dilla Ltd., higher compensation and benefits from increased personnel and the administrative expenses from C-Dilla Ltd. since the acquisition on June 18, 1999. General and administrative expenses declined as a percentage of net revenues from 20% in the second quarter of 1998 to 15% in the second quarter of 1999.

Amortization of Intangibles from Acquisitions

In connection with the acquisition C-Dilla Ltd. in June 1999, the amounts of the purchase price allocated to other intangibles are amortized over lives ranging from three to seven years resulting in amortization of $109,000 for the second quarter ended June 30, 1999.

In-process Research and Development

In connection with the purchase of C-Dilla Ltd. in June 1999, we allocated $4,286,000 of the $21,437,000 total purchase price to in-process research and development projects. This preliminary allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla Ltd. had five major copy protection projects in progress at the time of acquisition. These projects include a product which is being designed to protect DVD-ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product which is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies. As of the acquisition date, costs to complete the development of the projects acquired were expected to be approximately $1.4 million. We currently expect to complete the development of these projects at various dates through fiscal 2001.

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though we currently expect that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52,489,000 beginning in the year 2000 through the year 2007 was used to value the in-process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

The remaining excess purchase price was allocated to existing products and technologies, retention of workforce and non compete agreements. The Company used the income approach to determine the value allocated to existing products and technologies and noncompete agreements and used the replacement cost approach to determine the value allocated to workforce. The residual excess purchase price was allocated to goodwill.

The Company will amortize such intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, noncompete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

Interest and Other Income

Other income increased by $233,000 or 135% in the second quarter of 1999 compared to the second quarter of 1998, primarily from interest income received on the proceeds of our public stock offering in late June 1998.

Income Taxes

Income tax benefit represents combined federal and state taxes at an effective rate of 44% for the quarter ended June 30, 1999 compared to an interest tax expense effective rate of 38% for the quarter ended June 30, 1998. The income tax benefit in the quarter ending June 30, 1999 was the result of the availability of net operating losses to reduce 1999 taxes from the acquisition of C-Dilla Ltd.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The following table provides revenue information by general product lines for the six-month period ended as indicated:

(In thousands)
                                         June 30,                    June 30,
                                           1999           %            1998           %         % Change
                                       -------------    ------     -------------     -----    -------------
Video Copy Protection                       $14,339        94            $9,862        91              45%
Video Scrambling                                202         1               981         9            (79)%
Computer Software Copy Protection               679         5                --        --               --
                                       -------------    ------     -------------     -----
Total                                       $15,220       100           $10,843       100              40%
                                       =============    ======     =============     =====

Net Revenues

Consolidated net revenues for the first six months of 1999 increased 40% to $15.2 million from $10.8 million for the first six months of 1998. Revenues from the Copy Protection Group increased 45% to $14.3 million from $9.9 million. Within this group, revenue from videocassettes was $8.3 million in the first six months of 1999 compared to $6.9 million in 1998 due to royalties from the higher volume of videocassettes from studio business and the copy protection of the fitness video "Tae-Bo" from NCP Marketing. DVD revenue was $3.0 million in the first six months of 1999 compared to $1.3 million in 1998 due to increases in DVD replication as the new market of DVD players and retail outlets distributing the product continued to expand. A one time licensing fee from DIVX is included in the 1998 revenue. Pay-per-view revenue was $3.0 million in 1999 compared to $1.7 million in 1998 due to continued increases in the shipments of digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. Revenues from the Video Scrambling Group decreased 79% to $202,000 in the first six months of 1999 from $981,000 in the first six months of 1998. Within the Video Scrambling Group the overall demand for VES products from various government law enforcement agencies continued to be low. Revenues for the first six months of 1999 were $54,000 compared to $290,000 in first six months of 1998. Revenue for analog decoding equipment decreased $543,000 or 79% from $691,000, primarily due to the Southeast Asian and Brazilian financial situations, which continues to delay expected cable TV system upgrades and, consequently, limited the ability of the our licensees to sell addressable set-top converters that include our PhaseKrypt TM scrambling technology. We recorded Computer Software Copy Protection revenues in the first six months of 1999 of $679,000 compared to none in the first six months of 1998. The revenue is from contracts with major publishers for the application of the copy protection to their discs.

Gross Margin

Gross margin for the six months ended June 30, 1999 was 90% compared to 92% for the comparable period of 1998. The decrease in margin was due to the royalty costs and fees associated with the Computer Software Copy Protection business in the first six months of 1999 compared with no costs in the first six months of 1998. Cost of revenues increased in absolute dollars for the first six months of 1999 compared to the first six months of 1998 due primarily to higher royalty fees, duplicator/replicator fees and patent defense costs. Cost of revenues includes items such as product costs, duplicator fees, processor costs, patent amortization and royalty expense prior to the acquisition of C-Dilla Ltd. With the acquisition of C-Dilla Ltd., we expect the margins to increase as a result of the elimination of royalty expenses offset partially by the patent defense costs associated with current patent litigation. To the extent revenues increase from Video Scrambling, gross margin could decrease due to the higher cost of sales associated with the hardware cost of sales and other costs.

Research and Development

Research and development expenses increased by $462,000 or 36% in the first six months of 1999 compared to the first six months of 1998. The increased expenses were a result of a one-time licensing fee of $300,000 related to technology for a current project, one-time continuation bonuses of $99,000 paid to engineering employees of C-Dilla Ltd. and the research and development expenses at C-Dilla Ltd. since the acquisition on June 18, 1999. Research and development expenses decreased as a percentage of net revenues from 12% in the first six months quarter of 1998 to 11% in the first six months of 1999. If not for the one-time charges noted above, the percentage would have declined further to 9%. We expect research and development expenses to increase over prior year period as a result of the research and development activity at C-Dilla Ltd. and as weexpand into new technologies and products.

Selling and Marketing

Selling and marketing expenses increased by $933,000 or 31% in the first six months of 1999 compared to the first six months of 1998. This increase was primarily from one-time continuation bonuses of $290,000 paid to sales and marketing employees of C-Dilla Ltd., higher compensation and benefits associated with additional headcount in the Computer Software Copy Protection business along with the increased advertising and marketing for the business unit and the marketing and selling expenses at C-Dilla Ltd. since the acquisition on June 18, 1999. Selling and marketing expenses declined as a percentage of net revenues to 26% for the first six months of 1999 compared to 28% for the first six months of 1998. If not for the one-time charges noted above, the percentage would have declined further to 24%. Selling and marketing expenses are expected to increase over the prior year period as we continue our efforts in selling and marketing Computer Software Copy Protection and other products including the newly acquired C-Dilla Ltd. products.

General and Administrative

General and administrative expenses increased by $290,000 or 13% in the first six months of 1999 compared to the first six months of 1998 primarily due to one-time continuation bonuses of $48,000 paid to administrative employees of C-Dilla Ltd., higher compensation and benefits from increased personnel, higher legal fees associated with the favorable decision in the Swyt litigation, legal and accounting, and the administrative expenses from C-Dilla Ltd. since the acquisition on June 18, 1999. General and administrative expenses declined as a percentage of net revenues from 21% in the first six months of 1998 to 17% in the first six months of 1999.

Interest and Other Income

Other income during the first six months of 1999 increased $520,000 or 172% compared to the same period in 1998, primarily from interest income received on the proceeds of our public stock offering in late June 1998.

Income Taxes

Income tax expense represents combined federal and state taxes at effective rates of 35% and 38% for the six months ended June 30, 1999 and 1998, respectively. The lower rate for 1999 was the result of the availability of net operating losses to reduce 1999 taxes from the acquisition of C-Dilla Ltd. and to higher tax exempt interest earned in 1999.

Net Income

Net income for the six months ended June 30, 1999 was $1.3 million compared to $2.3 million for the first six months of 1998. The lower net income was a result of the one-time charge to earnings of $4.3 million

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operating activities, principally by our copy protection business. Our operating activities provided net cash of $4.1 million for the six months ended June 30, 1999 and $3.4 million for the six months ended June 30, 1998. For the first six months of 1999, net cash was provided primarily by net income adjusted for noncash charges and in-process research and development, reduced by an increase in accounts receivable offset slightly by an increase in accounts payable and income taxes payable. For the first six months of 1998, net cash was provided primarily by net income adjusted for noncash charges, and to a lesser extent, reductions in working capital.

Investing activities used cash of $2.1 million in the six months ended June 30, 1999 and $1.6 million in the first six months ended June 30, 1998. For the first six months of 1999, net cash used in investing activities was primarily the acquisition of C-Dilla Ltd.and the additional investment in Digimarc, offset by the net investment in short and long-term investment securities. The investment in Digimarc was in connection with a round of third-party financing obtained by Digimarc. For the first six months of 1998, net cash used in investing activities was primarily the initial investment in and prepayment of future royalties to C-Dilla Ltd., offset in part by net purchases, sales and maturities of short-term and long-term investment securities. We also made capital expenditures of $315,000 in the six months ended June 30, 1999 and $138,000 in the six months ended June 30, 1998. In addition, we paid $279,000 in the six months ended June 30, 1999 and $358,000 in the six months ended June 30, 1998, for costs associated with obtaining patents.

For the six months ended June 30, 1999 and 1998, we had net cash provided (used) from financing activities of $786,000 and ($94,000), respectively. In 1999, the net cash provided from financing activities was primarily related to the issuance of common stock upon the exercise of stock options, stock purchases under the our stock purchase plan and the final payment of a stockholder's note receivable. In 1998, the net cash used in financing activities was related to the deferred offering costs offset by the issuance of common stock upon the exercise of stock options and stock purchases under our stock purchase plan.

At June 30, 1999, we had $6.3 million in cash and cash equivalents, $9.6 million in short-term investments and $18.9 million in long-term marketable investment securities. We had no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $600,000. We also have future minimum lease payments of approximately $1.9 million under operating leases and approximately $132,000 under capital leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in the Company's earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities, of $34.9 million as of June 30, 1999. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of the Company's fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $152,000 decrease (approximately 0.5%) in the fair value of the Company's available-for-sale securities as of June 30, 1999.

Foreign Exchange Rates

Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. While a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our future results of operations could be materially adversely affected by currency fluctuations. Our subsidiaries in England and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected. We use yen options to hedge anticipated balance sheet exposures.

Strategic Investments

We have expanded our technological base in current as well as new markets through strategic investments in companies or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation and Digimarc. These investments, totaling $6.3 million, represented 8.7% of our total assets as of June 30, 1999. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

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

Based upon the factors enumerated above, we believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that we will be able to grow in future periods or that we will be able to sustain our level of net revenues or our rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarter, our operating results will be below the expectations of stock market analysts and investors. In this event, the price of our common stock could decline. Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter, due primarily to the delay inherent in revenue reporting from licensees and replicators, resulting in a potentially more significant level of volatility in the price of our common stock.

We depend on videocassette copy protection technology and on advocacy of this technology by major motion picture studios.

We currently derive a substantial majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. These fees represented 62.0%, 64.5% and 54.8% of our net revenues during 1997, 1998 and the first six months of 1999, respectively. We expect these fees to account for a majority of our net revenues and operating income at least through 1999. This portion of our business has not grown significantly in recent years, and there can be no assurance that revenues from these fees will grow significantly or at all. Any future growth in revenues from these fees will depend on the use of our copy protection technology on a larger number of videocassettes. In order to increase or maintain our market penetration, we must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other venues. In this regard, our copy protection technologies are intended to deter consumer copying and are not effective against professional duplication and video processing equipment.

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

We depend on our key customers.

Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, we have derived a substantial majority of our net revenues from relatively few customers. For 1997, revenues from one of our customers accounted for 11% of our net revenues. For 1998, another one of our customers accounted for more than 12% of our net revenues. For the first six months of 1999, no one customer accounted for more than 10% of our net revenues. The MPAA studios as a group accounted for 38.6%, 45.1% and 38.2% of our net revenues in 1997, 1998 and the first six months of 1999. We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with five of the major home video companies for copy protection of substantially all of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from February 2000 to March 2001. The failure of any of these customers to renew its contracts or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and would have a material adverse effect on our business, financial condition and results of operations. Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that our current customers will continue to use our technology at current or increased levels, if at all, or that we will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on our business, financial condition and results of operations.

We are introducing products into the evolving market for DVD and digital PPV copy protection.

Our future growth and operating results will depend to a large extent on the successful introduction, marketing and commercial viability of DVDs and digital PPV programming that utilize our copy protection technologies. A number of factors will affect our ability to derive revenues from DVD and digital PPV copy protection. These factors include the cost and effectiveness of our copy
protection   technology  in  our  various   applications,   the  development  of
alternative technologies or standards for DVD copy protection, the uncertainty in the marketplace engendered by alternative standards for DVD and for DVD recordable devices, our ability to obtain commitments from the motion picture studios to require copy protection on DVD media and digital PPV transmissions and the relative ease of copying, as well as the quality of the copies of unprotected video materials distributed in new digital formats. Because of their early stages of development, demand for and market acceptance of DVD and digital PPV, as well as demand for associated copy protection, are uncertain. Much of the DVD and digital PPV technology and infrastructure is unproven, and it is difficult to predict with any assurance whether, or to what extent, these evolving markets will grow. In this regard, our future growth would be adversely affected if DVD players and digital PPV set-top decoders that do not include our copy protection components achieve market acceptance.

While our copy protection capability is embedded in more than 20.2 million digital set-top decoders manufactured by some of the leading set-top decoder manufacturers, only four system operators have activated copy protection for digital PPV programming. In Japan, DirectTV Japan and SkyPerfecTV copy protect all adult programming channels and certain PPV motion pictures. In Hong Kong, one system operator copy protects all video-on-demand movies. In the United Kingdom, British Sky Broadcasting has to date copy protected all digital channels of PPV motion pictures. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom. Also, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, certain television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

We acquired C-Dilla Ltd. on June 18, 1999. C-Dilla's products include copy protection technology for CD-ROM software products in the consumer multimedia market. Previous to June 18, 1999, we had an exclusive marketing agreement with C-Dilla Ltd. for this product. The market for copy protection of CD-ROMs is unproven. For us to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt the solution developed by C-Dilla and marketed by us. There can be no assurance that copy protection of multimedia CD-ROMs will be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prevented from copying the content of their favorite applications or if copy protection impairs the playability of the CD-ROM. Moreover, copy protection may not be effective or compatible with all hardware platforms or configurations or may prove to be easily circumvented. A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. There may not be demand for CD-ROM copy protection. Software developed for CD-ROM may migrate to DVD-ROM, a format in which we have not developed copy protection technology. Internet posted hacks may be used to circumvent the technology. Further, the solution we are marketing may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of multimedia software providers. If the market for CD-ROM copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

From time to time, we have received claims from third parties that our technologies and products infringe their intellectual property rights. A Japanese company has filed an invalidation claim against one of our anti-copy patents in Japan. After a hearing in March 1999, the Japanese Patent Office has recommended that this patent be invalidated. We believe that this conclusion was reached in error, and we intend to seek a reconsideration by the Japanese Patent Office. If necessary, the matter is expected to be decided by the Tokyo High Court sometime in the year 2000. Until a decision is rendered, the patent remains valid and part of our business. In connection with this reconsideration, we may reduce the scope of our claims under the patent but the reduction in scope, if any, is not expected to have a material effect on the value of this patent to our business. If an adverse ruling ultimately is reached on this invalidation claim, we might incur legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology in Japan which could have a material adverse effect on our business, financial condition and results of operations.

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

We have nine United States and 29 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our copy protection technologies. In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. We currently have one such suit pending in Germany. In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or have to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business, financial condition and results of operations. In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that currently respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology. Any patent infringement or similar claims or claims under the Digital Millenium Copyright Act that we may initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to the risks associated with expanding our technological base through strategic investments.

We have  recently  expanded  our  technological  base in  current as well as new markets through strategic investments in companies with complementary or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation and Digimarc. These investments, which total $6.3 million and represented 8.7% of our total assets at June 30, 1999, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources, and there can be no assurance that we will ever recover the cost of these management resources. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

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

International and export sales together represented 46.5%, 44.5% and 42.8% of our net revenues in 1997, 1998 and the six months ended June 30, 1999, respectively. We expect that these sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV programming and DVDs and the use of copy protection in these media, as well as addressable analog cable television systems. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or our ability to sell our products or license our technologies into these markets would have a material adverse effect on our business, financial condition and results of operations. In particular, the net revenues that we derived from video scrambling decreased 46.5% from 1997 to 1998, due to decreased demand for analog decoding equipment that resulted primarily from the financial crisis in Southeast Asia and Latin America. This crisis has also delayed expected cable television system upgrades in that region and, consequently, has adversely affected the ability of our licensees to sell addressable set-top decoders that include our PhaseKrypt video scrambling technology. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection and video scrambling technologies.

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

The table below provides the status and timing of these phased activities:

                                                                                            Status/Anticipated
                      Impacted Systems                             Processes                    Completion
                      ----------------                             ---------                    ----------
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

       Internal systems of our customers               Assessment not yet completed        In Process
       and suppliers

       Non-information technology systems and          Assessment completed; certain       Completed Q1 1999
       services that we use in the management of our   components replaced, conducted
       business, internal and external, such as        validation and testing
       telephone systems and building systems


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

Part II.  Other Information

Item 1.  Legal Proceedings.

Swyt Litigation

In October 1995, Joseph Swyt, one of our former officers and directors, filed suit against us in the Superior Court of the State of California alleging monetary damages suffered as a result of alleged fraud, misrepresentation and other malfeasance in connection with our grant of stock options to him. Mr. Swyt maintained that we induced him to accept employment by falsely representing to him that the options granted to him eventually would have substantial value and that we misled him into not exercising substantially all of these options, which expired unexercised within three months following his departure from Macrovision in June 1995. In December 1996, the court ordered this matter to binding arbitration in accordance with a written agreement between Mr. Swyt and Macrovision. Mr. Swyt filed his claim in arbitration for this matter with the American Arbitration Association in June 1997 and arbitration hearings were completed in February 1999. On March , 1999, a majority of the arbitrators rendered a decision in our favor, finding that we had no liability to Mr. Swyt on any of his claims and that his claims were without merit. The arbitrators' decision was confirmed by the Superior Court in July 1999.

Patent Litigation

A Japanese company has filed an invalidation claim against one of our anti-copy patents in Japan. After a hearing in March 1999, the Japanese Patent Office has recommended that this patent be invalidated. We believe that this conclusion was reached in error, and we intend to seek a reconsideration by the Japanese Patent Office. If necessary, the matter is expected to be decided by the Tokyo High Court sometime in the year 2000. Until a decision is rendered, the patent remains valid and part of our business. In connection with this reconsideration, we may reduce the scope of our claims under the patent but the reduction in scope, if any, is not expected to have a material effect on the value of this patent to our business. If an adverse ruling ultimately is reached on this invalidation claim, we might incur legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology in Japan.

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

Reference is made to our Quarterly Report on Form 10Q for the quarter ended March 31, 1999 for further information in response to this item.

Item 2 - Changes in Securities

On June 18, 1999, we acquired all of the outstanding stock of C-Dilla Ltd., a privately held corporation headquartered in the United Kingdom ("C-Dilla"), pursuant to an Agreement for Sale of Shares dated as of June 18, 1999 among Macrovision and certain shareholders and employees of C-Dilla (the "C-Dilla Shareholders"). Immediately prior to our acquisition of the outstanding stock of C-Dilla, we owned approximately 19.8% of the outstanding stock of C-Dilla.

We purchased C-Dilla's outstanding stock directly from the C-Dilla Shareholders in exchange for: (i) our payment to the C-Dilla Shareholders, as a group, of a total of $12,327,245 in cash; and (ii) our issuance to the C-Dilla Shareholders of a total of 109,199 shares of Macrovision Common Stock. The shares were issued under the exemption form registration under the 1933 Act provided by Regulation S and are "restricted securities" as defined in Rule 144 under the 1933 Act. Each purchaser agreed to sell or transfer the shares only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act, or pursuant to an available exemption from registration, including Rule 144.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on May 18, 1999.

(b)  The Company's stockholders voted upon the following matters:

     (1) Election of directors. All nominees were elected, with the votes indicated below:

                                                               Authority
                      Name               Votes For             Withheld
                      ----               ---------             --------

    John O. Ryan                         7,467,428                1,338
    William A. Krepick                   7,467,428                1,338
    Richard S. Matuszak                  7,467,369                1,397
    Donna S. Birks                       7,467,428                1,338
    William N. Stirlen                   7,467,428                1,338
    Thomas Wertheimer                    7,467,428                1,338

     (2) Appointment of KPMG LLP as the Company's independent auditors for the 1999 fiscal year. 7,466,068 votes were cast in favor of the appointment, 783 votes were cast against and there were 1,915 abstentions.

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

On July 26, 1999, Macrovision announced a two-for-one stock split in the form of a common stock dividend, payable to the corporation's stockholders of record as of August 6, 1999. Macrovision stockholders of record at the close of business on August 6, 1999, will receive stock certificates representing one additional share of Macrovision common stock for each share of common stock then held. Distribution of additional shares issued as a result of the split is expected to occur on or about August 31, 1999.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.30 Macrovision Corporation 1996 Directors Stock Option Plan.

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

     On July 6, 1999, Macrovision filed a Current Report on Form 8-K regarding the acquisition of C-Dilla Ltd on June 18, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Macrovision Corporation



Date:      August 16, 1999           By:    /S/  William A. Krepick
       -----------------------          ----------------------------------------
                                        William A. Krepick, President
                                        and Chief Operating Officer



Date:      August 16, 1999           By:    /S/  Michael J. Peters
       ----------------------           ----------------------------------------
                                        Michael J. Peters, Controller