Form 10-Q
period 1999-09-30
MACROVISION CORP
filed 1999-11-15
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                     Outstanding as of October 31, 1999

Common Stock, $0.001 par value            18,375,898

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                            Page

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
             as of September 30, 1999 and December 31, 1998 ............  3

        Condensed Consolidated Statements of Operations
             for the Three Month Periods Ended September 30,
             1999 and 1998, and the Nine Month Periods Ended
             September 30, 1999 and 1998 ...............................  4

        Condensed Consolidated Statements of Cash Flows
             for the Nine Month Periods Ended September 30, 1999
             and 1998 ..................................................  5

        Notes to Condensed Consolidated Financial Statements ...........  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................ 11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................................... 17

        Risk Factors ................................................... 18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................. 26

Item 5. Other Information .............................................. 26

Item 6. Exhibits and Reports on Form 8-K ............................... 26

Signatures ............................................................. 27

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements.

                         MACROVISION CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                       (Unaudited)

                                                    September 30,  December 31,
                                                        1999          1998
                                                    -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $  7,351      $  3,513
   Short-term investments                               18,196        22,877
   Accounts receivable, less allowance for
doubtful
        accounts of $1,089 and $838                      8,812         5,574
   Inventories                                             211           325
   Deferred tax assets                                   2,221         1,669
   Prepaid expenses and other assets                     1,365         1,008
                                                      --------      --------
         Total current assets                           38,156        34,966

Property and equipment, net                              1,678         1,297
Patents and other intangibles, net                       1,645         1,526
Long-term marketable investment securities              11,662        18,795
Intangibles associated with C-Dilla Ltd
acquisition, net                                        15,611            --
Other assets                                             9,981         8,910
                                                      --------      --------
                                                      $ 78,733      $ 65,494
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $  1,092      $    803
   Accrued expenses                                      3,069         2,691
   Deferred revenue                                      2,424         1,207
   Income taxes payable                                  1,878           680
   Current portion of capital lease obligation             105           112
                                                      --------      --------
      Total current liabilities                          8,568         5,493

Capital lease obligation, net of current
portion                                                     --            76
Deferred tax liabilities                                    --           383
                                                      --------      --------
                                                         8,568         5,952
Stockholders' equity:
   Common stock                                             18             9
   Additional paid-in capital                           59,763        52,617
   Stockholder's note receivable                            --           (78)
   Accumulated other comprehensive loss                   (233)          (82)
   Retained earnings                                    10,617         7,076
                                                      --------      --------
      Total stockholders' equity                        70,165        59,542
                                                      --------      --------
                                                      $ 78,733      $ 65,494
                                                      ========      ========

     See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   -----------------
                                                 1999      1998      1999      1998
                                               -------   -------   -------   -------
Net revenues                                   $ 9,363   $ 6,307   $24,583   $17,150
                                               -------   -------   -------   -------

Costs and expenses:
   Cost of revenues                                701       592     2,140     1,439
   Research and development                      1,167       690     2,906     1,967
   Selling and marketing                         2,246     1,354     6,192     4,367
   General and administrative                    1,405     1,114     3,982     3,401
   Amortization of intangibles from
     acquisition                                   682        --       791        --
   In process research and development              --        --     4,286        --
                                               -------   -------   -------   -------

       Total costs and expenses                  6,201     3,750    20,297    11,174
                                               -------   -------   -------   -------

Operating  income                                3,162     2,557     4,286     5,976
Interest and other income, net                     375       382     1,198       685
                                               -------   -------   -------   -------

       Income before income taxes                3,537     2,939     5,484     6,661
Income taxes                                     1,252     1,129     1,941     2,543
                                               -------   -------   -------   -------

       Net  income                             $ 2,285   $ 1,810   $ 3,543   $ 4,118
                                               =======   =======   =======   =======

Computation of basic and diluted
 earnings per share:
   Basic earnings per share                    $   .13   $   .10   $   .20   $   .27
                                               =======   =======   =======   =======

   Shares used in computing basic earnings
     per share                                  18,278    17,383    18,002    15,501
                                               =======   =======   =======   =======

   Diluted earnings per share                  $   .12   $   .10   $   .19   $   .25
                                               =======   =======   =======   =======

   Shares used in computing diluted earnings
     per share                                  19,396    18,492    18,964    16,564
                                               =======   =======   =======   =======

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Nine Months Ended September 30,
                                                                 1999        1998
                                                               --------    --------
Cash flows from operating activities:
Net income                                                     $  3,543    $  4.118
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                  1,600         699
   Amortization of prepaid future royalties to
     C-Dilla Ltd.                                                   166          70
   Deferred income taxes                                         (2,289)        (91)
   Amortization of deferred stock compensation                       --          96
   Tax benefit from employee stock benefit plans                    756          --
   In process research and development                            4,286          --
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other
         current assets                                          (2,693)       (727)
       Accounts payable, accrued expenses, deferred
         revenue and income taxes payable                         1,665       1,085
       Other                                                         69         (67)
                                                               --------    --------
       Net cash provided by operating activities                  7,103       5,183
                                                               --------    --------

Cash flows from investing activities:
   Purchases of long-term marketable investment
     securities                                                 (11,635)    (18,364)
   Sales or maturities of long-term marketable
     investment securities                                       18,617       2,541
   Purchases of short-term investments                          (24,345)    (47,120)
   Sales or maturities of short-term investments                 28,963      38,160
   Acquisition of property and equipment                           (402)       (210)
   Payments for patents and other intangibles                      (393)       (512)
   Proceeds from related party receivable                            --         310
   Investment in Digimarc Corporation                            (2,000)         --
   Investment in AudioSoft International                           (750)         --
   Investment in C-Dilla Ltd.                                        --      (3,553)
   Investment in Command Audio Corporation                           --        (500)
   Receivable from related party                                   (481)         --
   Acquisition of C-Dilla Ltd., net of cash
     acquired                                                   (11,960)         --
   Prepaid future royalties to C-Dilla Ltd.                          --      (1,015)
   Other, net                                                        48          (9)
                                                               --------    --------
       Net cash used in investing activities                     (4,338)    (30,272)
                                                               --------    --------

Cash flows from financing activities:
   Payments on capital lease obligations                            (83)        (80)
   Payments on note payable                                        (247)         --
   Proceeds from issuance of common stock, net                    1,325      28,432
   Payment of stockholder's note receivable                          78          53
                                                               --------    --------
       Net cash provided by financing activities                  1,073      28,405
                                                               --------    --------
Net increase in cash and cash equivalents                         3,838       3,316
Cash and cash equivalents at beginning of period                  3,513       1,314
                                                               --------    --------
Cash and cash equivalents at end of period                     $  7,351    $  4,630
                                                               ========    ========
Supplemental cash flow information and noncash transactions:
   Interest paid                                               $      8    $      9
                                                               ========    ========
   Income taxes paid                                           $  2,107    $  2,313
                                                               ========    ========
   Stock issued for C-Dilla Ltd.                               $  5,073    $     --
                                                               ========    ========

     See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-KSB filed on March 30, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 1999 or any other future interim period, and the Company makes no representations related thereto.

In July of 1999 the Company declared a stock split. All shares presented have been retroactively adjusted for the effect of such stock split.

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

                                                 September 30,   December 31,
      (In thousands)                                 1999            1998
                                                 -------------   ------------

      Cash equivalents - money market funds        $ 6,127        $ 3,098

      Investments:
            Municipal preferred certificates         4,000          1,000
            United States government
             bonds and agency securities            25,858         40,672
                                                   -------        -------
                                                    29,858         41,672
                                                   =======        =======
                                                   $35,985        $44,770
                                                   =======        =======

Government bond securities totaling $11,662,000 and $18,795,000 as of September 30, 1999 and December 31, 1998, respectively, are classified as long-term marketable investment securities.

The difference between the fair value and the amortized cost of available-for-sale securities was a loss of $66,000 as of September 30, 1999 and a gain of $148,000 as of December 31, 1998.Such amounts have been recorded under "Accumulated other comprehensive loss" as a component in stockholders' equity.

NOTE 3 - EXERCISE OF OPTIONS AND STOCK PURCHASE PLAN

During the quarter ended September 30, 1999, the Company issued 124,444 shares of common stock and received proceeds of approximately $351,000 associated with the exercise of stock options. Also during the quarter ended September 30, 1999, the Company issued 16,404 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $198,000.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market and consisted of the following:

                                    September 30,             December 31,
       (In thousands)                   1999                      1998
                                    -------------             ------------

       Raw materials                  $    63                   $    138
       Work in process                     41                          -
       Finished goods                     107                        187
                                      =======                   ========
                                      $   211                   $    325
                                      =======                   ========

NOTE 5 - OTHER ASSETS

The Company intends to hold its investments for the long term and monitors whether there has been an other than a temporary decline in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method, and these investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:

   (In thousands)

                                                September 30,     December 31,
                                                     1999             1998
                                                   ------           ------

Investment in CAC                                  $2,837           $2,837
Investment in Digimarc Corporation                  3,500            1,500
Investment in C-Dilla Ltd.                             --            3,553
Investment in AudioSoft International                 750               --
Prepayment of royalties to C-Dilla Ltd.                --              872
Long term deferred tax assets                       2,794               --
Deposits and other assets                             100              148
                                                   ------           ------
                                                   $9,981           $8,910
                                                   ======           ======

During the quarter ended September 30, 1999, the Company acquired a 7.3% ownership interest in AudioSoft International SA ("AudioSoft"), a Swiss corporation with registered offices in Geneva, Switzerland. AudioSoft is a developer of secure e-music delivery technology and copyright management royalty reporting systems. The Company does not have the ability to exert significant influence over AudioSoft. The Company has committed to invest an additional $750,000 should Audiosoft attain certain commercial milestones by March 31, 2000. In addition, the Company entered into a consulting agreement with AudioSoft to provide technical, business and strategic consulting to AudioSoft over a term of one year. The Company will receive a fixed fee of $500,000 from AudioSoft payable in four equal installments ending May 1, 2000, and recognize the associated revenue based on consulting hours provided to AudioSoft

NOTE 6 - ACQUISITIONS

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

(In thousands)
                In-process research and development         $   4,286
                Developed technology                            3,824
                Core technology                                 7,844
                Acquired workforce                                497
                Covenant not to compete                         1,788
                Goodwill                                        2,450
                                                            =========
                                                            $  20,689
                                                            =========

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

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52,489,000 beginning in the year 2000 through the year 2007 was used to value the in-process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. The estimated total costs are equal to approximately 78% of the projected revenue. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

The remaining excess purchase price was allocated to existing products and technologies, retention of workforce and noncompete agreements. The Company used the income approach to determine the value allocated to existing products and technologies and non-compete agreements and used the replacement cost approach to determine the value allocated to workforce. The residual excess purchase price was allocated to goodwill.

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

The results of C-Dilla Ltd. and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. In connection with the C-Dilla Ltd. acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon fair values on the date of acquisition, as follows:

(In thousands)
           Current assets                                            $     675
           Property and equipment, net                                     521
           In process research and development                           4,286
           Deferred tax asset                                            1,440
           Intangibles associated with C-Dilla Ltd acquisition          16,403
           Current liabilities                                          (1,888)
                                                                     ---------
                                                                     $  21,437
                                                                     =========

NOTE 7 - NET INCOME PER SHARE

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be antidilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In August, 1999, the Company issued one additional share for every share outstanding, thus affecting a 2 for 1 stock split. All share information presented has been retroactively adjusted for the effect of such stock split. The following is a reconciliation of the shares used in the computation of basic and diluted EPS:

(In thousands)
                                                Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                              1999             1998              1999             1998
                                          -------------    --------------    -------------    -------------
Basic EPS - weighted average number of
   common shares outstanding                    18,278            17,383           18,002           15,501
Effect of dilutive common shares -
   stock options outstanding                     1,118             1,109              962            1,063
                                          -------------    --------------    -------------    -------------
Diluted EPS - weighted average number
   of common shares and common shares
   outstanding                                  19,396            18,492           18,964           16,564
                                          =============    ==============    =============    =============

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds only one derivative instrument, the Company expects that the adoption of SFAS No. 133 will have no material impact on its financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133 during the year ending December 31, 2001.

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

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three industry segments as follows: Video Copy Protection, Video Scrambling and Computer Software Copy Protection. In the Video Copy Protection segment, the Company licenses its anti-copy video technologies to customers in the home videocassette, DVD and digital pay-per-view markets. In the Video Scrambling segment, the Company licenses and sells products utilizing the Company's PhaseKrypt video scrambling technology to manufacturers of analog set-top decoders for sale to cable television system operators in developing cable television markets, and to end users and distributors for applications in television broadcasting for securing incoming contribution circuits to network control centers and outbound rebroadcast circuits and in the government, military and law enforcement markets for covert surveillance applications. In the Computer Software Copy Protection segment, the Company licenses copy protection technology to software publishers, primarily in the multimedia software market. The "other" segment reflects consulting income.

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

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:
                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                   ----------------------    ------------------------
                                     1999         1998         1999           1998
                                   ---------    ---------    ---------     ----------
Video Copy Protection               $ 7,673      $ 6,018     $ 22,012      $  15,880
Video Scrambling                        176          166          378          1,147
Computer Software Copy Protection     1,442          123        2,121            123
Other                                    72            -           72              -
                                   ---------    ---------    ---------     ----------

Total                               $ 9,363      $ 6,307     $ 24,583      $  17,150
                                   =========    =========    =========     ==========

Operating Income:
                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                ------------------       -----------------
                                                 1999        1998        1999        1998
                                               --------    --------    --------    --------
Video Copy Protection                          $  5,907    $  4,709    $ 17,197    $ 11,939
Video Scrambling                                   (123)       (305)       (680)       (378)
Computer Software Copy Protection                   579         (35)       (319)       (100)
Other                                                53          (8)         53        (117)
                                               --------    --------    --------    --------
  Segment income                                  6,416       4,361      16,251      11,344

Research and development                          1,167         690       2,906       1,967
General and administrative                        1,405       1,114       3,982       3,401
Amortization of intangibles from acquisition        682          --         791          --
In process research and development                  --          --       4,286          --
                                               --------    --------    --------    --------
  Operating income                                3,162       2,557       4,286       5,976

Interest and other income, net                      375         382       1,198         685
                                               --------    --------    --------    --------

  Income before income taxes                   $  3,537    $  2,939    $  5,484    $  6,661
                                               ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as our expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1998 Annual Report on Form 10-KSB filed on March 30, 1999. We may not have identified all possible risks that we might face. All investors should carefully read the annual report on Form 10-KSB, together with this Form 10-Q, and consider all these risks before making an investment decision with respect to our stock.

Overview

Macrovision was founded in 1983 to develop video security solutions for major motion picture studios and independent video producers. Since that time, we have derived most of our revenues and operating income from licensing our video copy protection technologies. Our revenues primarily consist of licensing fees for videocassette and DVD copy protection, licensing fees for digital Pay-Per-View copy protection, licensing fees for computer/multimedia software copy protection and licensing and selling products incorporating our PhaseKrypt and other video scrambling technology to cable television equipment manufacturers, law enforcement agencies, television broadcasters and private analog satellite networks.

On June 18, 1999, we acquired the remaining outstanding shares of C-Dilla Ltd. (Woodley, UK) for $12.8 million in cash and acquisition costs and 109,200 shares of Macrovision stock. Including the $3.6 million we paid for our initial 19.8% stake in C-Dilla Ltd. in 1998, the total acquisition was valued at $21.4 million.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The following table provides revenue information by specific product segments for the three-month period ended as indicated:

     (In thousands)
                                       September 30,                  September 30,
                                            1999             %            1998             %        % Change
                                       ---------------     ------    ----------------    ------    -----------
Video Copy Protection                          $7,673         82              $6,018        95            28%
Video Scrambling                                  176          2                 166         3             6%
Computer Software Copy Protection               1,442         15                 123         2         1,072%
Other                                              72          1                  --        --            --
                                       ---------------     ------    ----------------    ------        -----
Total                                          $9,363        100              $6,307       100            48%
                                       ===============     ======    ================    ======        =====

Net Revenues

Consolidated net revenues for the third quarter of 1999 increased 48% to $9.4 million from $6.3 million in the third quarter of 1998. Revenues from the Video Copy Protection Group increased 28% to $7.7 million from $6.0 million. Within this group, revenue from videocassettes was $3.4 million in the third quarter of 1999 compared to $4.2 million in 1998 due to the absence in the third quarter of 1999 of a mega hit on the level of "Titanic," which increased our revenues in the earlier period. DVD revenue was $2.0 million in the third quarter of 1999 compared to $813,000 in 1998 due to increases in DVD replication as the market for DVD hardware and software continued to expand. Digital pay-per-view copy protection revenue was $2.3 million in the third quarter of 1999 compared to $1.1 million in 1998 due to continued increases in the shipments of digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. We expect that, although the videocassette copy protection will remain a significant part of our business, it will continue to decline as a percentage of our revenues and profits as our copy protection business in DVD, digital PPV and computer software continue to grow at much higher rates.

Revenues from the Video Scrambling Group increased 6% to $176,000 in the third quarter of 1999 from $166,000 in the third quarter of 1998. Within the Video Scrambling Group the overall demand for VES products from various government law enforcement agencies continued to be weak. Similarly, the demand for our proprietary analog scrambling technology in Southeast Asia and Brazil remained weak, due mostly to the continuation of weak country economics and delays associated with cable TV system upgrades. We recorded Computer Software Copy Protection revenues in the third quarter of 1999 of $1,442,000 compared to $123,000 in the third quarter of 1998, as several new customers began to use our SafeDisc copy protection on their PC games and other consumer multimedia software during their traditionally strong third quarter. We recorded "other" revenue of $72,000 relating to the consulting contract with AudioSoft.

Gross Margin

Gross margin for the third quarter of 1999 was 93% compared to 91% for the same period in 1998. The increase in margin was due to the substantial increases in sales of high gross margin computer software copy protection products following the Company's acquisition of C-Dilla Ltd. in the second quarter of 1999. Cost of revenues increased in absolute dollars for the third quarter of 1999 compared to the third quarter of 1998 due primarily to higher duplicator/replicator fees and patent defense costs offset slightly by the discontinuation of SafeDisc royalty fees paid to C-Dilla Ltd. prior to the acquisition of C-Dilla Ltd. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization and SafeDisc royalty expense prior to the acquisition of C-Dilla Ltd. Following the acquisition of C-Dilla Ltd., we expect gross margins to increase as a result of the elimination of royalty expenses, although the increased margins will be partially offset by patent defense costs associated with current patent litigation. If we have a material increase in revenues associated with our Video Scrambling technologies, our gross margin could decrease due to the fact that hardware sales have a lower gross margin.

Research and Development

Research and development expenses increased by $477,000, or 69%, to $1.2 million in the third quarter of 1999 compared to the third quarter of 1998. The increased expenses were the result of absorbing the research and development expenses at C-Dilla Ltd. during the third quarter of 1999 following the acquisition on June 18, 1999. Research and development expenses increased as a percentage of net revenues from 11% in the third quarter of 1998 to 12% in the third quarter of 1999. We expect research and development expenses to increase over the prior year periods as a result of the expanded computer software copy protection and rights management research and development activity at C-Dilla Ltd.

Selling and Marketing

Selling and marketing expenses increased by $892,000, or 66%, to $2.2 million in the third quarter of 1999 compared to the third quarter of 1998. This increase was primarily due to Computer Software Copy Protection selling and marketing expenses. In 1998, these expenses were not part of our income statement, since C-Dilla Ltd. was operating as a separate company and reimbursed Macrovision for specific marketing related expenses under the joint marketing agreement. Selling and marketing expenses increased as a percentage of net revenues from 21% to 24% for the third quarter of 1999 compared to the third quarter of 1998. Adding back the reimbursement from C-Dilla Ltd. in 1998, selling and marketing expenses would have been 25% of net revenues in the third quarter of 1998. Selling and marketing expenses are expected to increase over prior year periods as we continue to expand our efforts in selling and marketing Computer Software Copy Protection and Rights Management products.

General and Administrative

General and administrative expenses increased by $291,000 or 26% in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the absorption of C-Dilla Ltd.'s administrative expenses following the acquisition in the second quarter of 1999, along with higher compensation and benefits from increased personnel and increased legal costs. General and administrative expenses declined as a percentage of net revenues from 18% in the third quarter of 1998 to 15% in the third quarter of 1999.

Amortization of Intangibles from Acquisitions

In connection with the acquisition C-Dilla Ltd. in June 1999, the amounts of the purchase price allocated to intangible assets are amortized over lives ranging from three to seven years resulting in amortization of $682,000 for the third quarter ended September 30, 1999.

Interest and Other Income

Interest and other income decreased by $7,000 or 2% in the third quarter of 1999 compared to the third quarter of 1998.

Income Taxes

Income taxes represent combined federal and state taxes at an effective rate of 35% for the quarter ended September 30, 1999 compared to an effective rate of 38% for the quarter ended September 30, 1998. The lower effective income tax rate in the third quarter 1999 compared to the third quarter 1998 was the result of the availability of net operating losses to reduce 1999 taxes from the acquisition of C-Dilla Ltd.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The following table provides revenue information by specific product segments for the nine-month periods ended as indicated:

     (In thousands)
                                       September 30,                  September 30,
                                            1999             %            1998             %        % Change
                                       ---------------     ------    ----------------    ------    -----------
Video Copy Protection                         $22,012         89             $15,880        92            39%
Video Scrambling                                  378          2               1,147         7          (67)%
Computer Software Copy Protection               2,121          9                 123         1         1,624%
Other                                              72         --                  --        --            --
                                       ---------------     ------    ----------------    ------        -----
Total                                         $24,583        100             $17,150       100            43%
                                       ===============     ======    ================    ======        =====

Net Revenues

Consolidated net revenues for the first nine months of 1999 increased 43% to $24.6 million from $17.2 million for the first nine months of 1998. Revenues from the Video Copy Protection Group increased 39% to $22.0 million from $15.9 million. Within this group, revenue from videocassettes was $11.7 million in the first nine months of 1999 compared to $11.0 million in 1998 due to a slight decrease in Hollywood studio royalties and copy protected videocassette volume, offset by a material increase in Special Interest videocassette copy protection royalties for the hit fitness video "Tae-Bo". DVD revenue was $5.1 million in the first nine months of 1999 compared to $2.1 million in 1998 due to increases in DVD video software shipments as the market for both DVD players and DVD software continued to expand. A one time licensing fee from DIVX is included in the 1998 revenue. Digital pay-per-view copy protection revenue was $5.2 million in the first nine months of 1999 compared to $2.8 million in 1998 due to continued increases in the shipments of copy protection enabled digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite
(DBS) and cable TV domestic and international markets. Revenues from the Video Scrambling Group decreased 67% to $378,000 in the first nine months of 1999 from $1.1 in the first nine months of 1998. Within the Video Scrambling Group, we experienced weak demand for VES products from various government law enforcement agencies. In addition, the Southeast Asian and Brazilian financial crises have helped to continue to delay expected cable TV system upgrades. Because of this situation, our PhaseKrypt licensees have not sold very many cable TV scrambling systems which utilize our technology. We recorded Computer Software Copy Protection revenues for the first nine months of 1999 of $2.1 million compared to $123,000 in 1998 as several new customers began to use our SafeDisc copy protection on their PC games and other consumer multimedia software during the year, with a strong growth in copy protected units during the traditionally strong third quarter in anticipation of holiday season releases. The Company recorded "other" revenue of $72,000 in the first nine months of 1999 compared to none in 1998 relating to the consulting contract with AudioSoft.

Gross Margin

Gross margin for the nine months ended September 30, 1999 was 91% compared to 92% for the comparable period of 1998. The decrease in margin was due to the higher royalty costs and fees associated with the Computer Software Copy Protection business prior to the acquisition of C-Dilla Ltd in June 1999, higher replicator fees relating to the DVD units produced and higher patent defense costs. Cost of revenues increased in absolute dollars for the first nine months of 1999 compared to the first nine months of 1998 due primarily to higher C-Dilla Ltd. royalty fees, higher duplicator/replicator fees and higher patent defense costs. Cost of revenues includes items such as product costs, duplicator/replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expense prior to the acquisition of C-Dilla Ltd. Following the acquisition of C-Dilla Ltd., we expect the gross margin to increase as a result of the elimination of royalty expenses, although these will be offset partially by the patent defense costs associated with current patent litigation. To the extent revenues increase from Video Scrambling, gross margin could decrease due to the higher cost of sales associated with the hardware costs.

Research and Development

Research and development expenses increased by $939,000 or 48% in the first nine months of 1999 compared to the first nine months of 1998. The increased expenses were a result of a one-time licensing fee of $300,000 related to technology acquisition in support of a current project, one-time continuation bonuses of $99,000 paid to engineering employees of C-Dilla Ltd. and the absorption of research and development expenses at C-Dilla Ltd. Following the acquisition on June 18, 1999. Research and development expenses remained relatively stable as a percentage of net revenues at 12% for the first nine months of 1999 and 1998. If not for the one-time charges noted above, the percentage would have declined to 10% in 1999. We expect research and development expenses to increase over the prior year periods as a result of the research and development activity at C-Dilla Ltd. and as we expand into new technologies and products.

Selling and Marketing

Selling and marketing expenses increased by $1.8 million or 42% in the first nine months of 1999 compared to the first nine months of 1998. This increase was primarily from one-time continuation bonuses of $290,000 paid to sales and marketing employees of C-Dilla Ltd., higher compensation and benefits associated with additional headcount in the Computer Software Copy Protection business along with the increased advertising and marketing for the business unit. Many of these expenses were offset in 1998 by C-Dilla Ltd's reimbursement of specific marketing related expenses under the joint marketing agreement and the marketing and selling expenses at C-Dilla Ltd. prior to the June 18, 1999 acquisition. Selling and marketing expenses remained stable as a percentage of net revenues at approximately 25% for the first nine months of 1999 and 1998. If not for the one-time charges and reimbursement noted above, the percentages would have been 24% for the first nine months of 1999 compared to 28% for same period in 1998. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in selling and marketing Computer Software Copy Protection and other Rights Management products from the newly acquired C-Dilla Ltd. subsidiary.

General and Administrative

General and administrative expenses increased by $581,000 or 17% in the first nine months of 1999 compared to the first nine months of 1998 primarily due to one-time continuation bonuses of $48,000 paid to administrative employees of C-Dilla Ltd., higher compensation and benefits from increased personnel, higher legal fees associated with the favorable decision in the Swyt litigation, accounting fees, and the administrative expenses incurred by C-Dilla Ltd. since its acquisition on June 18, 1999. General and administrative expenses declined as a percentage of net revenues from 20% in the first nine months of 1998 to 16% in the first nine months of 1999.

In-process Research and Development

In June 1999, we allocated $4,286,000 of the $21,437,000 total purchase price for C-Dilla Ltd. to in-process research and development projects. This preliminary allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla Ltd. had five major copy protection/rights management projects in progress at the time of acquisition. These projects include a product that is being designed to protect DVD-ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product that is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies. As of the acquisition date, costs to complete the development of the projects acquired were expected to be approximately $1.4 million. The projects have progressed as expected, and we currently expect to complete the development of these projects at various dates through fiscal 2001.

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

The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52.5 million from year 2000 through year 2007 was used to value the in-process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

The remaining excess purchase price was allocated to existing products and technologies, retention of workforce and non-compete agreements. We used the income approach to determine the value allocated to existing products and technologies and non-compete agreements and used the replacement cost approach to determine the value allocated to workforce. The residual excess purchase price was allocated to goodwill.

We will amortize these intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

Interest and Other Income

Other income during the first nine months of 1999 increased $513,000, or 75%, compared to the same period in 1998, primarily from interest income received on the proceeds of our public stock offering in late June 1998.

Income Taxes

Income tax expense represents combined federal and state taxes at effective rates of 35% and 38% for the nine months ended September 30, 1999 and 1998, respectively. The lower rate for 1999 was the result of utilizing post acquisition of C-Dilla Ltd.'s net operating losses to reduce our 1999 taxes. combined with higher tax-exempt interest earned in 1999.

Net Income

Net income for the nine months ended September 30, 1999 was $3.5 million compared to $4.1 million for the first nine months of 1998. The lower net income was a result of the one-time charge to earnings of $4.3 million for the C-Dilla Ltd.'s in-process research and development.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operating activities, principally by our video copy protection business. Our operating activities provided net cash of $7.1 million for the nine months ended September 30, 1999 and $5.2 million for the nine months ended September 30, 1998. For the first nine months of 1999, net cash was provided primarily by net income adjusted for noncash charges and in-process research and development, reduced by an increase in accounts receivable and offset slightly by an increase in deferred revenue and income taxes payable. For the first nine months of 1998, net cash was provided primarily by net income adjusted for noncash charges, the payment of a note due from a related party and an increase in deferred revenue offset slightly by an increase in accounts receivable.

Investing activities used cash of $4.3 million in the nine months ended September 30, 1999 and $30.3 million in the first nine months ended September 30, 1998. For the first nine months of 1999, net cash used in investing activities was primarily the acquisition of C-Dilla Ltd. and the investments in Digimarc and AudioSoft, offset by the net sales and maturities in short and long-term investment securities. The investment in Digimarc and AudioSoft were in connection with separate rounds of third-party financing obtained by each company. For the first nine months of 1998, net cash used in investing activities was primarily the investment of the proceeds from the June 1998 public offering, an investment in and payment of royalties to C-Dilla Ltd. and an additional investment in Command Audio Corporation ("CAC"). We also made capital expenditures of $402,000 in the nine months ended September 30, 1999 and $210,000 in the nine months ended September 30, 1998. In addition, we paid $393,000 in the nine months ended September 30, 1999 and $512,000 in the nine months ended September 30, 1998, for costs associated with obtaining patents.

For the nine months ended September 30, 1999 and 1998, we had net cash provided from financing activities of $1.1 million and $28.4 million, respectively. In 1999, the net cash provided from financing activities was primarily related to the issuance of common stock upon the exercise of stock options, stock purchases under the our stock purchase plan and the final payment of a stockholder's note receivable offset by payments on loans. In 1998, the net cash provided in financing activities was related to the net proceeds from the stock offering and, to a lesser extent, the issuance of common stock upon the exercise of stock options and stock purchases under our stock purchase plan.

In August 1999, we participated in a convertible bridge loan to Command Audio Corporation ("CAC") by which investors would fund expenditures of CAC up to a predetermined amount. Our commitment under the Convertible Note Purchase Agreement is $836,733, of which we have funded approximately $478,000 through the period ended September 30, 1999. The note bears an interest rate of 9% and a term of one year and is convertible to equity shares upon certain events occurring.

At September 30, 1999, we had $7.3 million in cash and cash equivalents, $18.2 million in short-term investments and $11.7 million in long-term marketable investment securities. We had no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $600,000. We also have future minimum lease payments of approximately $1.8 million under operating leases and approximately $105,000 under capital leases. We are also committed to provide an additional investment of $750,000 in AudioSoft and financing of $359,000 to CAC. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments

We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities, of $36.0 million as of September 30, 1999. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $130,000 decrease (approximately 0.5%) in the fair value of our available-for-sale securities as of September 30, 1999.

Foreign Exchange Rates

Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. While a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our future results of operations could be materially adversely affected by currency fluctuations. Our subsidiaries in England and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected. We use yen options to hedge anticipated balance sheet exposures and as of September 30, 1999 there was no gain.

Strategic Investments

We have expanded our technological base in current as well as new markets through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc and AudioSoft International. These investments, totaling $7.1 million, represented 9.0% of our total assets as of September 30, 1999. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

Risk Factors.

We expect to experience seasonality and other fluctuations in future operating results.

Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. These factors include, but are not limited to:

      o the timing of releases of popular motion pictures on videocassettes or DVDs or by digital PPV transmission;

      o the ability of the Motion Picture Association of America ("MPAA") studios to produce one or more "blockbuster" titles on an annual basis;

      o the degree of acceptance of our copy protection technologies and their perceived cost/benefit ratios by major motion picture studios and software companies;

      o the timing and release of computer software consumer multimedia titles;

      o     consolidation in the entertainment industry;

      o     the mix of products sold and technologies licensed;

      o     any change in product or license pricing;

      o any change in product or technology effectiveness and/or resistance to circumvention devices and techniques;

      o     the seasonality of revenues;

      o     changes in our operating expenses;

      o     personnel changes;

      o     the development of our direct and indirect distribution channels;

      o     foreign currency exchange rates;

      o     general economic conditions;

      o     competition; and

      o     legal activity to protect patented technologies

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

We currently derive a substantial majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes of motion pictures and other copyrighted materials that are sold or rented to consumers. These fees represented 62.0%, 64.5% and 47.6% of our net revenues during 1997, 1998 and the first nine months of 1999, respectively. We expect these fees to account for a majority of our net revenues and operating income for most of 1999. This portion of our business has not grown significantly in recent years, and there can be no assurance that revenues from these fees will grow significantly or at all. Any future growth in revenues from these fees will depend on the use of our copy protection technology on a larger number of videocassettes. In order to increase or maintain our market penetration, we must continue to persuade rights owners that the cost of licensing the technology is outweighed by the increase in revenues that the rights owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other venues. In this regard, our copy protection technologies are intended to deter consumer copying and are generally not effective against professional duplication and video processing equipment.

In the event that the major motion picture studios or other customers of our copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. Any factor that results in a decline in demand for our copy protection technology, including a change of copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes that are encoded with our copy protection technology, would have a material adverse effect on our business, financial condition and results of operations. Moreover, our ability to expand our markets in additional home entertainment venues such as digital PPV and DVDs will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection technology into the hardware and network infrastructure required to distribute such video programming. In the event that the motion picture industry withdraws its support for our copy protection technologies or otherwise determines not to copy protect a significant portion of prerecorded videocassettes or DVD or digital PPV programs, our business, financial condition and results of operations would be materially adversely affected.

We depend on our key customers.

Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry. Historically, we have derived a substantial majority of our net revenues from relatively few customers. For 1997, revenues from one of our customers accounted for 11% of our net revenues. For 1998, another one of our customers accounted for more than 12% of our net revenues. For the first nine months of 1999, no one customer accounted for more than 10% of our net revenues. The MPAA studios as a group accounted for 38.6%, 45.1% and 35.3% of our net revenues in 1997, 1998 and the first nine months of 1999. We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with five of the major home video companies for copy protection of substantially all of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from February 2000 to March 2001. The failure of any of these customers to renew its contracts or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and would have a material adverse effect on our business, financial condition and results of operations. Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. There can be no assurance that our current customers will continue to use our technology at current or increased levels, if at all, or that we will be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would have a material adverse effect on our business, financial condition and results of operations.

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

While our copy protection capability is embedded in more than 23.6 million digital set-top decoders manufactured by some of the leading set-top decoder manufacturers, only four system operators have activated copy protection for digital PPV programming. In Japan, DirectTV Japan and SkyPerfecTV copy protect all adult programming channels and certain PPV motion pictures. In Hong Kong, one system operator copy protects all video-on-demand movies. In the United Kingdom, British Sky Broadcasting has to date copy protected all digital channels of PPV motion pictures. There can be no assurance that any of the MPAA studios will require copy protection for any of their PPV motion pictures or that PPV system operators will activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom. Also, consumers may react negatively to copy protected PPV programming because, to date, they have routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, certain television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected DVD or digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business, financial condition and results of operations would be materially adversely affected. If the market for DVD or digital PPV copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

We seek to expand our copy protection business through licensing arrangements and strategic investments. Macrovision, Philips and Digimarc are jointly developing a digital media copy protection solution to address the digital-to-digital copying issues associated with the next generation of recordable DVD and digital videocassette recording devices. We have submitted our proposed solution to the Copy Protection Technical Working Group ("CPTWG"). At least one other group of companies (IBM, NEC, Sony, Pioneer and Hitachi) has also submitted proposals to the CPTWG. The companies whose digital media copy protection solution is selected by the CPTWG will have a significant advantage in licensing its technology to video rights owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. The IEEE 1394 transmission protocol has also been proposed as a digital-to-digital copy protection solution. If the solution being developed by Macrovision, Philips and Digimarc is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, Macrovision, Philips and Digimarc will be at a competitive disadvantage in marketing their solution. There can be no assurance that the solution being developed by Macrovision, Philips and Digimarc will be selected as the standard by the CPTWG or that such solution will achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

We are also just beginning to enter the market for computer software copy protection.

We acquired C-Dilla Ltd. on June 18, 1999. C-Dilla Ltd.'s products include SafeDisc, our new copy protection technology for CD-ROM software products in the consumer multimedia market. Prior to June 18, 1999, we had an exclusive marketing agreement with C-Dilla Ltd. for this product. The market for copy protection of CD-ROMs is unproven. For us to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt our SafeDisc solution. There can be no assurance that copy protection of multimedia CD-ROMs will be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prevented from copying the content of their favorite applications or if copy protection impairs the playability of the CD-ROM. Moreover, copy protection may not be effective or compatible with all PC and CD ROM hardware platforms or configurations or may prove to be easily circumvented. A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. There may not be demand for CD-ROM copy protection. Software developed for CD-ROM may migrate to DVD-ROM, a format in which we have not developed copy protection technology. Internet posted hacks may be used to circumvent the technology. Further, the solution we are marketing may not achieve or sustain market acceptance under emerging industry standards or may not meet, or continue to meet, the changing demands of multimedia software providers. If the market for CD-ROM copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

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

From time to time, we have received claims from third parties that our technologies and products infringe their intellectual property rights. A Japanese company has filed an invalidation claim against one of our anti-copy patents in Japan. After a hearing in March 1999, the Japanese Patent Office has recommended that our patent be invalidated. We believe that this conclusion was reached in error, and we intend to seek reconsideration by the Japanese Patent Office. If necessary, the matter is expected to be decided by the Tokyo High Court sometime in the year 2000. Until a decision is rendered, the patent remains valid and part of our business. In connection with this reconsideration, we may reduce the scope of our claims under the patent but the reduction in scope, if any, is not expected to have a material effect on the value of this patent to our business. If an adverse ruling ultimately is reached on this invalidation claim, we might incur legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology in Japan which could have a material adverse effect on our business, financial condition and results of operations.

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

We have 10 United States and 30 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We use these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. We currently have one such suit pending in Germany. In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or have to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business, financial condition and results of operations. In October 1998, President Clinton signed the Digital Millennium Copyright Act into law. This new law will require all new VCRs manufactured or sold in the United States, beginning in May 2000, to be specifically designed to make poor quality copies of programming encoded with our copy protection technology. Existing VCRs that currently respond to our technology (over 90% of all new VCRs) are required to maintain their compliant designs. The new law also provides for both criminal and civil penalties for companies or individuals who import, produce, or distribute devices designed to circumvent our technology.

Any patent infringement or similar claims or claims under the Digital Millenium Copyright Act that we may initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

In the Computer Software Copy Protection market, a number of individuals have developed and posted SafeDisc "hacks" on the internet. If we are not able to generate frequent SafeDisc software releases which prevent the hackers from developing circumvention techniques, our customers could reduce their usage of our technology because it was compromised. Although the Digital Millennium Copyright Act may be applicable to ISPs (Internet Service Providers) who support the hacker sights, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to the risks associated with expanding our technological base through strategic investments.

We have recently expanded our technological base in current as well as new markets through strategic investments in companies with complementary or synergistic technologies or products. We currently hold minority equity interests in Command Audio Corporation, Digimarc and Audiosoft International. These investments, which total $7.1 million and represented 9.0% of our total assets at September 30, 1999, involve a number of risks. The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources, and there can be no assurance that we will ever recover the cost of these management resources. Because these companies are privately held, there is no active trading market for their securities, and our investments in them are illiquid. There may never be an opportunity for us to realize a return on our investment in any of these companies, and we may in the future be required to write off all or part of one or more of these investments. The write-off of all or part of one or more of these investments could have a material adverse affect on our business, financial condition and results of operations.

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

International and export sales together represented 46.5%, 44.5% and 47.9% of our net revenues in 1997, 1998 and the nine months ended September 30, 1999, respectively. We expect that these sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV programming, DVD video discs, and PC-based multimedia software and the use of copy protection in these media, and to a lesser extent, addressable analog cable TV systems. To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and video scrambling in these markets would diminish. Any limitation on the growth of these markets or our ability to sell our products or license our technologies into these markets would have a material adverse effect on our business, financial condition and results of operations. In particular, the net revenues that we derived from video scrambling decreased 46.5% from 1997 to 1998 and 67.0% from the nine month period ended September 30, 1998 to 1999, due to decreased demand for our PhaseKrypt-based analog cable TV decoding equipment that resulted primarily from the financial crisis in Southeast Asia and Latin America. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection and video scrambling technologies.

Due to our reliance on international and export sales, we are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. International and export sales are subject to other risks, such as changes in, or imposition of, regulatory requirements, decision making control to use our products by studio headquarters operations, tariffs or taxes and other trade barriers and restrictions, foreign government regulations, fluctuations in currency exchange rates, interpretations or enforceability of local patent or other intellectual property laws, longer payment cycles, difficulty in collecting accounts receivable, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, difficulty in staffing and managing foreign operations and political and economic instability. For example, under the United States Export Administration Act of 1979, as amended, and regulations promulgated thereunder, encryption algorithms such as those used in our computer software copy protection and video scrambling technologies are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally. While international and export sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. There can be no assurance that our future results of operations will not be materially adversely affected by currency fluctuations. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop, or if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and Pay TV networks and other applications requiring our video security solutions.

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

The table below provides the status and timing of these phased activities:

                                                                     Status/Anticipated
         Impacted Systems                       Processes                Completion
         ----------------                       ---------                ----------
Hardware and software products that we     Assessment completed,      Completed Q1 1999
license or sell                            conducted validation and
                                           testing (see details
                                           below)

Hardware and software systems that we use  Assessment completed;      Completed Q1 1999
internally in the management of our        certain components
business                                   replaced; conducted
                                           validation and testing

Internal systems of our customers and      Assessment on-going: no    In Process
suppliers                                  issues from responding
                                           inquiries

Non-information technology systems and     Assessment completed;      Completed Q1 1999
services that we use in the management of  certain components our business, internal and external, such  replaced, conducted as telephone systems and building systems  validation and testing

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

Software Products: All Computer Software Copy Protection and Rights Management software products are compliant.

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

Contingency Plans

We have conducted an assessment of certain of our Year 2000 exposure areas in order to determine what steps beyond those identified by our internal review were advisable and no additional work was recommended. We do presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations.

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

Reference is made to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 for further information in response to this item.

Item 5. Other Information.

On July 26, 1999, Macrovision announced a two-for-one stock split in the form of a common stock dividend, payable to the corporation's stockholders of record as of August 6, 1999. Macrovision stockholders of record at the close of business on August 6, 1999, received stock certificates representing one additional share of Macrovision common stock for each share of common stock then held. Distribution of additional shares issued as a result of the split occurred in August 1999.

In October 1999, the Company signed an agreement with a major MPA studio for a period of five years commencing on January 1, 2000. The agreement covers the worldwide application of copy protection for videocassettes at certain minimum guarantees and 100% for the application of copy protection to DVD's.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

            27.1 Financial Data Schedule.

      (b) Reports on Form 8-K.

      During the quarter ended September 30, 1999, the Company filed one current report on Form 8-KA.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Macrovision Corporation


Date: November 15, 1999         By:    /S/  William A. Krepick
                                       -------------------------------------
                                       William A. Krepick, President and
                                       Chief Operating Officer


Date: November 15, 1999         By:    /S/  Michael J. Peters
                                       -------------------------------------
                                       Michael J. Peters, Controller