Form 10-K405
period 1999-12-31
MACROVISION CORP
filed 2000-03-30
CIK 1027443

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    |X| ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |X|

As of March 20, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $2,309,565,930.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 20, 2000, there were 40,166,364 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders to be held on May 31, 2000, are incorporated by reference in Items 10-13 of Part III hereof.

                             MACROVISION CORPORATION

                                    FORM 10-K

                                      INDEX


                                     PART I

ITEM 1       Business .....................................................    4
ITEM 2       Properties ...................................................   24
ITEM 3       Legal Proceedings ............................................   24
ITEM 4       Submission of Matters to a Vote of Security Holders ..........   25

                                     PART II

ITEM 5       Market for Common Equity and Related Stockholder Matters .....   26
ITEM 6       Selected Financial Data ......................................   26
ITEM 7       Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................   27
ITEM 7a      Quantitative and Qualitative Disclosures About Market Risk ...   37
ITEM 8       Financial Statements and Supplementary Data ..................   37
ITEM 9       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure ......................   38

                                    PART III

ITEM 10      Directors and Executive Officers .............................   38
ITEM 11      Executive Compensation .......................................   38
ITEM 12      Security Ownership of Certain Beneficial
             Owners and Management ........................................   38
ITEM 13      Certain Relationships and Related Transactions ...............   38

                                     PART IV

ITEM 14      Exhibits and Reports on Form 8-K .............................   38
             Signatures ...................................................   43

      This Annual Report on Form 10-K for Macrovision Corporation ("Macrovision," "us" or "we") contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause these differences include, but are not limited to, the factors discussed in the sections entitled "Business-Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I


ITEM 1.  BUSINESS.

      Macrovision Corporation, a Delaware corporation formed in 1983, designs, develops and licenses copy protection and rights management technologies. We are a leading provider of copyright protection and rights management technologies for major Hollywood studios, independent video producers, PC games and educational software publishers, digital set-top box manufacturers and digital PPV network operators. We provide content owners with the means to protect content such as videocassette, DVD and PPV movies, PC games and educational software against unauthorized copying and distribution, as well as the means to electronically market that content in a secure manner.

      Our technology has been used to copy protect over 2.7 billion videocassettes worldwide since 1985. All Motion Picture Association of America studios use our video copy protection technologies to protect some or all of their movie releases on videocassette or DVD. Our customers include Disney, Paramount, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Brothers and DreamWorks. We believe that our video copy protection technologies are accepted as the industry standard. The October 1998 Digital Millennium Copyright Act mandates compliance with the automatic gain control video copy protection technology, such as that of Macrovision, for all VCR manufacturers that sell or import their hardware into the U.S.

      As a result of our June 1999 acquisition of C-Dilla , Ltd., we expanded our copy protection technology business into the PC games and educational software markets, and into rights management applications. We have licensed a majority of the top PC games publishers, including Electronic Arts, Microsoft, Eidos, GT Interactive, Havas, and Hasbro. We believe that our SafeDisc(R) computer software/CD-ROM copy protection technology has been used on approximately 30 million CD-ROMs. Additionally, we are developing a suite of rights management technologies, called SafeCast, that will provide our customers more options to market and securely distribute software products using either the Internet or packaged media.

      We have built and continue to extend a large patent portfolio which provides the basis for our licensing business model. We license our technologies and receive high margin, recurring revenues from a variety of sources. These include unit-based royalties on videocassettes, DVDs, CD-ROMs, and set-top boxes, transaction or use-based royalties for PPV movies, and license fees from a range of hardware manufacturers, and digital satellite and cable network operators.

      To further expand our copy protection capabilities, we entered into a strategic relationship with Digimarc, a leading digital watermarking technology company, to develop a digital watermarking copy protection solution to address digital-to-digital copying issues. We also have a strategic relationship with Audiosoft, a developer of secure Internet music delivery technology and copyright management reporting systems. We recently entered into a strategic relationship with TTR Technologies to develop copy protection technology for audio CDs. We intend to continue to evaluate and pursue additional strategic relationships that are complementary to our existing technologies.


Industry Background

      As the world moves toward a digital media age, content owners are increasingly vulnerable to unauthorized copying. Consumers' ability to make unauthorized copies has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD-ROM recorders, audio CD recorders and personal video recorders that allow in-home copying of videocassettes, DVDs, digital PPV programs, CD-ROMs, and audio CDs. As techno-logical advances facilitate digital copying at declining prices, motion picture studios and software developers have become more concerned with protecting their intellectual material.

      Content owners lose billions of dollars every year to casual copying and piracy. The Motion Picture Association of America estimates that in 1998 video piracy cost the major studios more than $2.5 billion in lost revenues. The Software Information & Industry Association estimates that computer software and video game companies based in the United States lost $11 billion worldwide in 1998 due to software piracy.

      With film production costs continually growing, studio profitability has become increasingly dependent on the development of new venues, such as home video and digital PPV, and new formats, such as DVD. Motion picture studios generally release major movies to various venues, such as theaters and home video in a series of "release windows" to maximize revenues from each venue. In the United States, movies are released first to the box office, then to home video, then to pay-per-view, then to subscription pay TV, such as HBO, and finally to syndication broadcast TV, syndication or basic cable. In the past few years, home video has surpassed the theatrical box office as the largest source of revenues for the motion picture industry. Further, as reported by Adams Media Research, DVD revenues now comprise more than 15% of the studios' home video business.

      Legislative Response. Various government and legislative initiatives in recent years have encouraged copy protection technologies.

      In the United States, the Digital Millennium Copyright Act was enacted in October 1998. This law requires all VCRs to comply with analog copy protection technologies, such as those covered in Macrovision's patents, beginning in May 2000. Approximately 80% of all VCRs manufactured prior to 1999 comply. The Act includes a clause that outlaws all circumvention devices and technologies that could be used to defeat any type of copy protection technology. The United States law is based on a set of guidelines adopted by the World Intellectual Property Organization in 1996 for amending basic copyright laws to deal with the protection of digital media.

      The European Union is currently discussing a proposed copyright directive, which we believe includes a provision aimed at controlling hardware or software circumvention devices and technologies.

      In Japan, a revised copyright law that went into effect in October 1999 prohibits the sale, manufacturing, and import of circumvention devices. The Japan Industry Standard requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered in Macrovision patents.


Video Copy Protection.

      Videocassette Protection. Content owners wish to maximize the economic value from each feature film or other video program over its copyright life, currently 75 years. Independent studies show that studios and video retailers lose videocassette sales and rental revenues when consumers make copies of movies, whether from home video or PPV releases. The International Recording Media Association has estimated that 50% of all households in the United States own two or more VCRs. These households are capable of making unauthorized copies of prerecorded videocassettes. Because almost 90% of all United States households own at least one VCR, any of these households that also owns a DVD player or a digital PPV set top box can make high quality videocassette copies directly from their DVD players or set-top boxes, unless the programs are copy protected. Even with the focus on digital media and growth in DVD, VCR sales have continued at a record pace in the past two years. The Consumer Electronics Association reported that 1999 unit sales of VCRs increased by approximately 25% over 1998 sales in the U.S. With over 500 million VCRs installed throughout the world, and with VCR sales continuing at a rapid pace, we believe that VCRs will remain a home copying threat to video content owners for many years to come.

      DVD Video Copy Protection. DVD hardware and media became commercially available in the United States in 1997, and through the end of 1999 approximately 6.5 million DVD players had been shipped by manufacturers, according to the Consumer Electronics Association. The introduction and increasing usage of DVDs presents serious copy protection concerns to the studios. Without effective copy protection, any one of the approximately 500 million VCRs throughout the world, when combined with a DVD player, can make unlimited videocassette copies of a non-copy protected DVD that are nearly equal in quality to a professionally prerecorded videocassette. Because of their superior picture quality, lower manufacturing cost, relative ease of use and smaller size, DVDs are expected to supplant videocassettes over time as the preferred home video distribution medium. As DVD becomes the standard in home viewing, the need for reliable copy protection is expected to become more important. DVD has experienced substantial growth in the past two years, and a recent report by the International Recording Media Association estimates that 165 million DVD discs were manufactured in 1999, growing to 970 million in 2003, representing a 56% compound annual growth rate.

      PPV Copy Protection. Digital PPV enables consumers to view movies and other programming in their homes through cable or satellite systems for an additional fee for each viewing. We believe that digital PPV revenues at the studio level were approximately $540 million in 1999. By contrast, studio revenues from their home video business exceeded $8 billion in 1999. At present, PPV revenues represent less than 10% of the home video market. PPV distribution offers motion picture studios higher profit margins than they receive from home video rentals or sales. Studios have realized the importance of copy protection in digital PPV networks, and many of them have required, as a condition of licensing their PPV movies, that digital PPV system operators install copy protection capability in their digital set-top boxes.

      In an effort to protect their home video revenues, studios typically release a movie on PPV one to three months after it is released on videocassette or DVD. Digital PPV providers, such as DIRECTV, EchoStar, ATT and Time Warner have demonstrated that they can substantially increase the buy rates for PPV by offering subscribers up to 60 PPV channels per cable/DBS system, and by promoting convenience of frequent start times and greater variety of movies. In the United States, the digital PPV system operators have fulfilled their studio contracts by installing copy protection capability in their digital set top boxes. However, they have told the studios that they will not activate copy protection until and unless the studios release their movies to the PPV system operators much closer to when they release them to home video. We believe that this copy protection standoff between the system operators and the studios is less of an issue in international markets, because the legacy PPV business is not as well defined, the PPV operators are not as solidly entrenched with their subscriber base, and the release window between home video and PPV is not as contentious as in the United States.

      Computer Software/CD-ROM Copy Protection. With the proliferation of inexpensive high capacity PC-based hard disc drives, the increased penetration of Internet connections to the home, and the availability of higher speed bandwidth, consumers now have the means to widely distribute copies of software and audio. Many consumers have the capability to copy from a CD-ROM, download computer software and audio CDs to their hard drives, copy those downloaded files onto a CD-recorder device, and distribute the unauthorized copied software/audio through CD-ROMs or electronically over the Internet. Recently, CD-recordable drives have been introduced that are priced below $150 and are expected to become standard features in personal computers in the near future. In addition, blank CD-ROM discs can be purchased for less than $1 in the United States. As a result, computer software and PC-based video game companies are facing an additional threat of lost revenues due to consumer copying of CD-ROM software.

      Internet Copy Protection. The Internet is increasingly being used as a means to distribute software and audio and video content. The proliferation of online content providers combined with new and evolving methods of online content delivery have created a large market opportunity for copy protection solutions as current technologies are highly susceptible to unauthorized usage and duplication. We believe that there is a significant need for copy protection solutions that address these new and emerging Internet downloading and streaming technologies.


The Macrovision Solution

      We develop and market a broad array of copy protection and rights management technologies and solutions. We offer video copy protection technologies and products that address the video content protection needs of motion picture studios and other content owners, program distributors, and cable and satellite PPV system operators. We offer CD-ROM copy protection and rights management technologies to a variety of software publishers in the PC games, home education, information publishing, and application software markets. We are actively involved in developing and acquiring various technologies to meet the needs of emerging delivery systems such as downloading and streaming of media through the Internet, as well as technologies to prevent the unauthorized copying of audio CDs.

      Video Copy Protection. Our video copy protection technologies allow consumers to view programming stored on prerecorded videocassettes or DVDs or transmitted as digital PPV programs through cable or by satellite, but deter unauthorized consumer copying of such programming. Videocassettes are encoded with our video copy protection signal as they are manufactured. Our licensed copy protection signal generator equipment is installed in over 230 commercial duplication facilities in 35 countries around the world. The unique patented aspects of our copy protection signal are transparent to a TV set, but are disruptive to the recording circuits of VCRs. The result is that videocassettes encoded with our anticopy process will play normally on a TV set, but will cause unwatchable copies to be made on the vast majority of VCRs. Our patented technology takes advantage of the differences in TV signal processing circuits, VCR playback circuits, and VCR recording circuits without the need for the installation of any Macrovision components in VCRs.

      In the DVD and digital PPV markets, we have implemented a more robust version of our video copy protection technology. By utilizing another copy protection component, called Colorstripe, we have made it more difficult for a casual copier to defeat or circumvent our technology. In these digital video applications, the copy protection is actually applied within the consumer device. The copy protection signal generator is part of an integrated circuit that converts digital video to analog video for output to a standard TV set or VCR. The Macrovision capable chips remain dormant, until activated by data commands which are either embedded in the DVD, or are sent along with the PPV movie transmission to the subscriber's set-top box.

      Computer Software/CD-ROM Copy Protection. Our SafeDisc technology seeks to prevent the copying of CD-ROM computer software by encrypting the executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software. This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD-ROM hardware. Because SafeDisc is designed to operate while the disc is in the CD-ROM drive, it is ideally suited to PC games and home education software. The technology is licensed directly to interactive software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD-ROM during the manufacturing process. SafeDisc was introduced in September 1998 and has been licensed to more than 20 software publishers and 75 replicators worldwide.


Products Under Development

      We have four primary new product development programs in progress, which we anticipate may result in commercial products in the year 2000: SafeDisc HD, SafeCast, Audio CD copy protection and digital watermarking.

      SafeDisc HD. SafeDisc HD is a version of SafeDisc designed to extend our copy protection technology to any application software beyond the PC games and education software markets. Several of our customers have requested a version of SafeDisc that deters users from installing the same software in multiple hard drives. SafeDisc HD will allow the CD-ROM to authenticate itself at the time of initial installation, and will autotransfer an encrypted license manager module from the CD-ROM to the user's hard drive. This gives the software publisher the option of periodically requiring the user to reinsert the original disc to verify ownership, or to reinsert the disc only when the hard drive is upgraded or replaced. SafeDisc HD is currently in beta testing with a targeted release date in mid-2000.

      SafeCast. SafeCast is a family of digital rights management products designed to provide software publishers with a variety of marketing options for both packaged media and Internet delivery. SafeCast authenticates the end user's license by transferring the software publisher's embedded digital rights management technology from either a CD-ROM disc or from Internet downloaded software to the user's PC hard drive at the time the application is initially installed. SafeCast protects the launch of a licensed application by confirming that the session conforms to the license terms established by the application's publisher. These license terms can be promotional in nature. For example, a software publisher may want to give the user a limited free trial period that expires after a certain time. At the end of that period, the user would have to pay the publisher for a permanent license. In addition to providing limited time trials of full product versions for evaluation, electronic software distribution publishers want to be able to support licensing networked applications beyond Windows operating systems. Our SafeCast family of products is in various stages of development and testing. We anticipate that we will introduce the first of these products in the first half of 2000.

      Audio CD Copy Protection. Audio CD copy protection is a technology based on TTR Technologies, Inc's ("TTR") Musicguard (TM) audio copy protection technology. Our joint development/joint marketing arrangement with TTR gives us the exclusive worldwide rights to market audio copy protection technology. The major music labels have expressed interest in a technology, which would prevent the copying of audio CDs to a PC or CD recordable device. We believe that the music industry is a $40 billion per year industry compared to the $16 billion per year home video industry. We believe that there has never been an effective copy protection technology for audio because no one has been able to develop a copy protection technique that does not interfere with the playback of the original music. We recently began our joint development program with TTR and our goal is to introduce the technology to the market in the second half of 2000. Because of the limited testing and development to date, the development project should be considered high risk, and it may not result in a commercial product.

      Digital Watermarking. Digital watermarking is a digital-to-digital copy protection solution designed to address the next generation of digital video recording devices. We are working with Philips and Digimarc to refine our solution currently under evaluation by Matsushita and the Copy Protection Technical Working Group.


The Macrovision Strategy

    Pursue Multiple Sources of Royalty-Based Licensing Revenue. As the sole provider of copy protection for prerecorded videocassettes, DVDs and digital PPV, and as the leading provider of CD-ROM based computer software copy protection, we seek to license our technology to content owners pursuant to unit-based and volume-based royalty schedules. We receive royalties and other fees from:

      o content owners;

      o hardware manufacturers;

      o digital PPV program distributors; and

      o commercial replicators/duplicators.

      We believe that there is a large and growing need for our copy protection and rights management technologies and that we can continue to expand our licensing business.

      Introduce New Product Applications and Technologies. We have committed significant resources to expand our technological base, to enhance our existing products and to develop and market additional products in order to continue to provide customers with leading copyright protection technologies. We intend to propagate our technologies and maintain our technology leadership by investing significant resources in research and development, and by leveraging our role in industry standard-setting efforts and organizations. We intend to pursue opportunities for copy protection and rights management in the following areas:

      o     digital video;

      o     audio CDs;

      o     Internet downloaded and streamed audio and video files;

      o     Internet downloaded software files;

      o     DVD-ROM; and

      o     improved authentication, compression, and encryption technologies.

      Continue to Make Strategic Investments. We have made strategic equity investments in Digimarc, AudioSoft and TTR, and we acquired C-Dilla after making a strategic equity investment. We intend to continue to expand our existing technologies and products by pursuing licensing arrangements, joint ventures, strategic investments and acquisitions of companies whose products or technologies extend or enhance the features or value of our copy protection and rights management technologies.

      Expand and Protect Patent Position. We believe that our future success will depend, in part, on the continued protection of our proprietary copy protection and rights management technologies. We have invested substantial resources in developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We use these patents to limit the proliferation of such devices and we have initiated a number of disputes relating to infringement of these patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively through further technological innovation, legal action and support of further legislative initiatives to protect content owners.

      Leverage Key Customer Relationships. We strive to broaden the use of existing applications for our technologies and to offer new or enhanced copy protection and rights management technologies to secure our customers' content and help them maximize their revenues. We currently maintain strong relationships with customers in various industry and market segments, including:

      o content providers such as the major Hollywood studios and the leading PC games companies;

      o content distributors such as the leading cable and satellite television system operators;

      o     videocassette duplication and CD/DVD replication companies; and

      o equipment manufacturers such as consumer electronics companies which manufacture and sell DVD players, CD-ROM drives, and digital set-top boxes.

    We believe that increasing the number of content providers, distributors and replicators, and equipment manufacturers that incorporate our copy protection technologies into their mass market products enhances the attractiveness of our solutions to rights owners. We intend to work with our customers to provide them with solutions that exploit the full value, flexibility and breadth of our technologies.


Technology Licensing and Marketing

    Technology Licensing. We license, rather than sell our technologies. We believe that content owners utilize our solutions to realize increased packaged media sales, and increased revenues from downstream venues and to strengthen relationships with retailers. We receive royalty payments as follows:

      o content owners typically pay us a per unit licensing fee for the right to use our proprietary technology for videocassette, DVD and CD-ROM copy protection;

      o licensed duplicators serving the low volume special interest video content owner market pay us a per-unit fee for applying videocassette copy protection;

      o digital set-top box manufacturers typically license our video copy protection technologies for an up-front fee and a per unit hardware royalty;

      o cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video copy protection technology into their networks for PPV. In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV programming is activated by system operators;

      o DVD-ROM and CD-ROM hardware manufacturers license our technology for an up-front fee and an annual maintenance certification; and

      o semiconductor manufacturers pay us a small one-time service fee to verify proper implementation of our video copy protection technologies in their integrated circuits.

      Marketing. We market our videocassette, DVD and digital PPV and computer software/CD-ROM copy protection technologies directly to content owners and video producers. Our primary sales strategy for major accounts is to sell at the headquarters level, covering customers' international operations. We supplement our direct sales efforts with a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters.

      We develop worldwide product specifications and marketing programs for our copy protection technologies in our Sunnyvale headquarters, and sell and support our products and technologies through our own headquarters sales force, and through our wholly owned subsidiaries in Japan and the United Kingdom. As of December 31, 1999, we employed 33 sales and marketing personnel and an additional 38 employees assisted in customer technical support.

Customers

    Video Copy Protection Licensees. Our copy protection technology has been applied to more than 2.7 billion videocassettes worldwide since 1985, including more than 550 million videocassettes in 1998 and more than 600 million videocassettes in 1999. Leading studios and over 1,500 corporate, educational and special interest content owners have contracted with licensed duplicators to apply our copy protection process to their videocassettes. Our packaged media copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

      o     Artisan Home Entertainment;

      o     Buena Vista Home Video (Disney);

      o     Columbia House;

      o     Columbia TriStar Home Video (Sony Pictures Entertainment);

      o     DreamWorks;

      o     HBO Home Video;

      o     New Line Home Video;

      o     NCP Marketing (Tae-Bo exercise tapes);

      o     Paramount Pictures;

      o     Twentieth Century Fox Home Entertainment;

      o     Universal Studios Home Video; and

      o     Warner Home Video.

      No customer accounted for more than 10% of our net revenues in 1999. For 1998, revenues from one customer represented 12% of our net revenues. For 1997, revenues from another customer accounted for 11% of our net revenues.

      We also license our videocassette copy protection technology to special interest customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of our videocassette copy protection technology to special interest customers. Revenues from special interest customers in the United States accounted for approximately 11%, 11% and 12% of our video copy protection revenues in 1999, 1998, and 1997, respectively.

      Consumer Electronics Hardware Manufacturers. We believe that our copy protection technology is currently the only digital-to-analog copy protection solution that satisfies the principles established by the DVD licensing and standards group. As of December 31, 1999, 131 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology in their hardware.

      Our copy protection technology is embedded in more than 30 million digital set-top boxes currently in use worldwide. We have licensed our copy protection technology for digital PPV to 51 set-top box manufacturers, including:

      o     A.B. Pace Micro Technology;                o    Philips;

      o     EchoStar;                                  o    Scientific-Atlanta;

      o     Motorola (General Instrument division);    o    Sony; and

      o     Hughes;                                    o    THOMSON multimedia.

      o     Nokia;

      We have also authorized 57 companies to incorporate our digital PPV and DVD copy protection technologies in their semiconductor designs. These companies generally pay a one time service fee for verification of proper implementation of our video copy protection technology in digital-to-analog application specific integrated circuits that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell their Macrovision-capable integrated circuits to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box manufacturers.

      System Operators. We have licensed our digital PPV copy protection technology for incorporation into the networks of 15 system operators, including:

      o     British Sky Broadcasting;                  o    Hong Kong Telecom;

      o     DF-1;                                      o    NTL;

      o     DIRECTV;                                   o    Sky Latin America;

      o     EchoStar.                                  o    Sky Perfect; and

      o     Galaxy Latin America;                      o    VNL.

    These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated. Other notable system operators which have not signed license agreements with us, but which are requiring Macrovision-capable set-top boxes in their networks include: AT&T, Comcast, Cox Enterprises, Deutsche Telecom, Rogers Cable, Time Warner and Via Digital.

    Computer Software/CD-ROM Publishers. We entered the computer software market in 1998 with our SafeDisc product, aimed at the PC games market. We estimate that over 30 million discs will be copy-protected with SafeDisc in 1999. Our packaged media copy protection technology for computer software/CD-ROMs is used by the following leading software publishers:

      o     Electronic Arts;                           o    Lego;

      o     Eidos;                                     o    Mattel;

      o     GT Interactive;                            o    Microsoft;

      o     Hasbro;                                    o    Take 2;

      o     Havas;                                     o    3DO; and

      o     Interplay;                                 o    Ubisoft.

      Our PC games software customers have a wide choice of licensed replicators that they can use throughout the world. Over 75 replicators have been licensed with the majority having already installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems, including:

      o     Americ Disc;                               o    MPO Disque Compact;

      o     Cinram International;                      o    Nimbus
                                                             Manufacturing; and

      o     JVC Disc America;                          o    Sonopress.

      To expand our SafeDisc business beyond our direct licensing program with the major publishers, we are in the process of setting up a reseller program that will allow replicators to be our value added resellers so they can sell SafeDisc copy protection to smaller publishers.


Technology

      Videocassette Copy Protection. Effective video copy protection systems are difficult to develop because of the need to address the dual requirements of playability and effectiveness. Consumers must be able to view the copy protected content using a VCR and a television set without the need for any intervening devices, while the quality of an unauthorized copy must be reduced to such an extent that it loses its entertainment value. The extent to which the entertainment value is reduced varies, depending on the VCR model and the VCR and television combination that plays the unauthorized copy. To prevent VCRs from making good copies, the copy-protected video must differ in some manner from the standard video signal because, by design, all VCRs will make good copies from standard video signals. Television sets are designed to play standard or near-standard video signals. As a result, there is a risk that making a video signal non-standard in order to prevent copying will decrease playability by causing some television sets to generate impaired or distorted pictures. In the tradeoff between effectiveness and playability, designers of copy protection systems must favor playability while maintaining effectiveness.

      Our videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in the vertical blanking interval of a standard video signal. The vertical blanking interval is the blank space between the video fields on television sets that are refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacturing. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control circuit in the recording system of most VCRs, but not to affect a similar circuit in the television set. Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized consumer-made copy of that same videocassette, the picture typically is very distorted and has substantially reduced entertainment value. Our video copy protection technology is effective against most consumer copying, but generally does not deter professional pirates who use professional duplication and video processing equipment.

      DVD and Digital PPV Copy Protection. The DVD and digital PPV versions of our video copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by currently available professional duplication equipment. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The integrated circuit is activated by copy protection control codes, which are integrated into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR.

      Computer Software/CD-ROM Copy Protection. Each CD-ROM published with the SafeDisc technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. The digital signature, which cannot be copied by CD recorders or transferred from a CD-ROM to a hard disc drive, or sent over the Internet, is added to each original disc during the mastering/replication process. When a user inserts an original disc in a CD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD-recordable device or professional mastering equipment to duplicate a CD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transmission of the digital signature, decryption will not take place and the copy will not run.

      SafeDisc also contains anti-hacking technology to prevent the compromise of its security features. The anti-hacking technology is designed not only to deter consumer copying, but also to thwart destructive hackers and commercial hackers. Because of our widespread penetration in the PC games' market, hackers have targeted and successfully cracked, to various degrees, several versions of SafeDisc. In order for us to continue to be successful in this market, we must continually stay a step ahead of the hacker community. Our customers have indicated that if we can provide them with an approximate three-week time between when they release a SafeDisc protected title, and when a hack is developed on the Internet, they believe the technology is valuable since it protects the most important period of their initial sales. We develop new product releases approximately four to eight times per year incorporating new anti-hacking features.

      SafeDisc is covered by a pending patent application, and is compliant with Philips' worldwide Yellow Book CD-ROM standard. We believe that SafeDisc is the only copy protection technology that has received Philips' certification for compliance.

Research and Development

      Our research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new patentable technologies related to our various copy protection and rights management markets. Our core technological competencies are in software development, encryption, anti-hacking software, video and audio engineering, watermarking, CD-ROM architecture, and integrated circuit designs.

      We are developing with Philips and Digimarc a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation of DVD recording devices. Digital watermarks embedded in movies and other video material act as an invisible identity providing basic copyright identification information as well as various directions either to allow or to disallow playback, viewing and copying onto another digital device. The jointly developed technology is based on our patented play control technology, Digimarc's patented watermarking technology, and Philips' patented watermarking and authentication technology. Our solution can survive numerous transformations, such as from digital to analog and back to digital, or from one video format to another. The digital watermarks are designed to be imperceptible to the viewer, but to be read easily by special purpose applications software or semiconductor chips. This jointly developed technology is intended to protect movies and other video content from unauthorized reproduction using digital recording devices.

      Following our acquisition of C-Dilla, we established their experienced software development team as our mainstream software development organization. This team is responsible for developing our computer software/CD-ROM and audio CD copy protection products, as well as our Internet rights management solutions.

      As of December 31, 1999, our research and development staff consisted of 29 engineers and technicians. In 1999, 1998 and 1997, our expenses for research and development were $4.4 million, $2.6 million, and $2.2 million, respectively.


Intellectual Property Rights

      Patents Issued & Pending. We hold 44 United States patents and have 42 United States patent applications pending, 4 of which are patent applications relating to computer software copy protection. Of the issued United States patents, 27 relate to our copy protection technologies, 13 relate to video scrambling, and 4 relate to audio scrambling. Our issued United States patents expire between June 2000 and March 2015. The earliest of our core videocassette and DVD copy protection patents expires in 2005. However, we have filed applications for improvement patents, which, if issued, will extend such expiration dates beyond 2010. We also have 213 foreign patents and 321 foreign patent applications pending in 40 countries. Of the issued foreign patents, 152 relate to our copy protection technologies, 43 relate to video scrambling and 18 relate to audio scrambling.

      Circumvention Technology Patents. Included in the patents related to our copy protection technologies are 10 United States and 31 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We have historically used these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. We have initiated a number of patent infringement disputes against manufacturers and distributors of such devices. We have one lawsuit of this type pending in Germany to require the defendants to discontinue the sale of devices that circumvent our video copy protection technologies and infringe one or more of our circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the value of our protection technology might decline due to the legal availability of such a circumvention device or we might have to obtain rights to the offending devices to protect the value of our technology.


Competition

      Video Copy Protection. We believe that there are currently no significant video copy protection competitors. Occasionally, companies have developed hardware based on our technology for sale in small foreign markets where we have not sought patent protection. Our video copy protection technologies are proprietary and have broad international patent coverage. It is possible, however, that a competitive video copy protection technology could be developed in the future. For example, one of our customers could attempt to promote competition by sup-porting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication.

      Digimarc, Philips, and ourselves, together known as the Millennium Group, are jointly developing a digital media copy protection solution, using proprietary watermarking and play control technologies, to address the digital-to-digital copying issues associated with the next generation of DVD recording devices. Our group submitted its proposed solution to the Copy Protection Technical Working Group, an industry standards body. A technology of choice for the Copy Protection Technical Working Group will be selected by Matsushita Electric Industries, which is acting as the decision-maker given their role as the lead DVD licensing entity. The Millennium Group is competing with another consortium, the Galaxy Group, which is comprised of IBM, NEC, Sony, Hitachi, and Pioneer. We believe that our group's solution offers a number of advantages in security and resistance to hacking, as well as in the economics of implementation. We also believe that our group has a dominant patent position with 16 issued patents. The group whose digital media copy protection solution is selected as the industry standard by Matsushita will have a significant advantage in licensing its technology to video content owners worldwide and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection.

      Computer Software/CD-ROM Copy Protection. We believe that there are a limited number of competitors in the computer software/CD-ROM copy protection market, including LaserLock, PAN Technologies and Sony's DADC optical disk manufacturing subsidiary. None of these companies appear to have made significant penetration with major publishers in developed countries, and we believe we have captured the majority market share of the PC games market.

      It is possible that our own customers may develop software copy protection technologies on their own. It is also possible that personal computer operating system and microprocessor companies like Microsoft, Sun Microsystems, Red Hat, and Intel, may develop or license copy protection modules or systems which are internal to the PC.

      We believe that our ability to compete depends on many factors both within and beyond our control, including:

      o the performance of our technology including ease of use by software developers, compatibility with installed base of PC and CD-ROM drives, resistance to hackers;

      o     the effectiveness of our sales and marketing efforts;

      o our ability to establish and support a worldwide base of licensed replicators, and to provide through third party replication equipment vendors the digital signature technology and associated quality control systems; and

      o our ability to match our licensing and pricing programs to the value of our technology.

      SafeDisc HD and SafeCast. We do not believe we have any significant competitors for SafeDisc HD. Our target market for SafeCast has been broadly defined as electronic software distribution, and electronic license delivery for application software. Both markets are new, intensely competitive, and rapidly evolving. Our primary competition currently comes from, or is expected to come from:

      o companies offering digital rights management, electronic licensing, or electronic software distribution technology;

      o companies who have historically offered hardware dongle products and who are shifting to software-based protection;

      o companies who are operating system manufacturers or microprocessor suppliers, who may choose to integrate rights management solutions into their products; and

      o companies who are software resellers who have developed their own e-commerce solutions.

Operations and Technical Support

      We have a sizeable technical support/certification operation to support our DVD manufacturer licensees, set top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. This operation is responsible for analyzing our licensees' products to ensure that they have implemented the video copy protection features with our specifications for both video waveforms and security/tamper resistance.

      We provide technical support to our videocassette, DVD, digital PPV and Computer Software/CD-ROM customers in various ways:

      o we support our licensed duplicators with hardware installation assistance and quality control. In addition, we support licensed duplicator sales personnel by providing sales training and sales incentive programs and literature and by participating in trade shows;

      o we support the efforts of television, VCR and DVD hardware manufacturers, digital PPV system operators and PPV set-top box manufacturers to design hardware that is compatible with our video copy protection technologies;

      o we assist semiconductor manufacturers in incorporating our video copy protection technologies into digital video integrated circuits for digital to analog converters;

      o we regularly test the effectiveness and transparency of our video copy protection technologies on representative samples of consumer televisions and VCRs to determine whether modifications or enhancements may be necessary; and

      o we provide training and application support for the SafeDisc toolkit; and

      o we test for SafeDisc compatibility with PC and CD-ROM drive combinations.

      In the Computer Software/CD-ROM copy protection business line, we have taken the same rigorous approach to testing for compatibility and effectiveness as we do for video copy protection. We have assembled two separate consumer test groups with more than 500 individuals, one in the United States and one in the United Kingdom that we utilize for major releases of software. These individuals have a wide variety of PC and CD-ROM drive combinations, and they are invaluable in stress testing the SafeDisc software.

      We have minimal manufacturing operations. Our strategy is to license our technologies to third parties that manufacture products incorporating our technologies. Our manufacturing operations are limited to low volume video copy protection hardware products that require in-house system integration and quality control efforts.


Strategic Investments

      We intend to expand our technology base in current as well as new markets, through the strategic investments in companies with complementary or compatible technologies or products. We have made strategic investments in the following companies:

      Digimarc Corporation. In December 1997, we invested $1.5 million in Digimarc and we invested another $2 million in June 1999. Digimarc completed an initial public offering in December 1999, and we currently own approximately 7.7% of the company. We have an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address the digital-to-digital copying issues associated with the next generation of recordable DVD and digital videocassette recording devices.

      Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. Digimarc's technologies enable new communications capabilities related to protecting copyrights, deterring counterfeiting or piracy and, for the first time, directly linking physical content with the Internet.

      We are working with Digimarc and Philips in a consortium known as the Millennium Group to jointly develop a watermarking copy protection solution to address the digital-to-digital copying issues associated with the next generation of DVD and digital videocassette recording devices. The only other competitor is the Galaxy Group, which is a consortium of IBM, NEC, Sony, Pioneer and Hitachi. Both groups have proposed solutions to the Copy

Protection Technical Working Group, an industry group comprised of the Motion Picture Association of America studios, PC manufacturers and consumer electronics companies. Currently Matsushita Electric Industries and members of the Copy Protection Technology Working Group are evaluating results of systems testing and proposed terms and conditions.

      TTR Technologies, Ltd. In January 2000, we invested $4.0 million to acquire an 11.4% equity interest in TTR. In addition, we have entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products.

      AudioSoft International. In August 1999, we invested $750,000 in AudioSoft for approximately 7.3% of the outstanding shares of the company. We have committed to invest an additional $750,000 should AudioSoft attain certain commercial milestones by March 31, 2000. As part of our agreement with AudioSoft, we will also provide strategic marketing and technical consulting services to AudioSoft and will assist AudioSoft in gaining adoption of its technologies and systems. We will also work with AudioSoft to extend its core technologies into the video domain. AudioSoft is an e-commerce solutions company dedicated to the secure electronic distribution of music over the Internet. AudioSoft technologies provide the music industry with a turnkey solution to deliver copyrighted music electronically over the Internet on a worldwide basis and to ensure that in-country music copyright collection societies are properly compensated for performing and mechanical rights.

      Command Audio Corporation. In October 1995, Command Audio Corporation, or CAC, was initially incorporated as our wholly-owned subsidiary to commercialize a distinct and new audio-on-demand technology. CAC's audio-on-demand system consists of a program center that provides continuously updated news and information on a subscription basis and a hand-held portable receiver that stores the information. The system allows consumers to control the timing and content of the program playback. In August 1996, we divested all but 19.8% of our ownership in CAC. We assigned to CAC all rights in specified technology and released its reversion rights in technology that we had previously assigned to CAC. CAC agreed to pay to us royalties equal to 2.0% of its gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at our election, at any time prior thereto. As of December 31, 1999, we have invested $3.7 million and own approximately 7.8% of the outstanding shares of CAC.

      RPK Security, Inc. In March 2000, we invested $1.0 million to acquire a 5.3% equity interest in RPK Security, Inc. ("RPK"). RPK develops encryption technology for high data flow Internet applications such as streaming media and digital communication.


Employees

      As of December 31, 1999, we had 129 employees. We had 33 in sales and marketing, 29 in engineering, 38 in technical support and operations and 29 in general and administrative capacities. Of these employees, 51 are based outside of the United States. None of our employees is covered by a collective bargaining agreement or is represented by a labor union with respect to their employment by us. We have not experienced any organized work stoppages andconsider our relations with our employees to be good.

      We use a variety of incentive programs to motivate our employees, including annual performance-based bonuses, stock purchase plans, stock options, special recognition awards, and a package of other benefit programs including a 401(k) plan, medical/dental benefits, compensating time for community service and health club reimbursement.

      Our engineering teams work on new products and enhancements, and also contribute to our technical due diligence efforts when we invest in partner companies, conclude joint development agreements, or acquire exclusive rights to certain partner technologies. In connection with our acquisition of C-Dilla we acquired its software development organization. C-Dilla's engineering staff consists of highly skilled software architects, encryption specialists, and senior software developers. We intend to use this resource to develop our SafeCast management technology products, as well as our proposed audio copy protection solution.

      Our technical support staff provides customer sales support and conducts extensive compatibility and effectiveness tests for our various copy protection technologies. In addition, this staff runs an extensive certification lab to confirm that our licensees have implemented our video copy protection technologies properly in integrated circuits and DVD or set-top box hardware.

      Our sales and marketing groups include senior executives who run our business lines and provide executive level account management to our major customers. Our in-house legal department provides licensing and patent counsel to our business line vice presidents.

      In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.


                                  RISK FACTORS


                                  Company Risks

We depend on video copy protection technology and on advocacy of this technology by major motion picture studios, and failure of the major motion picture studios to support out technology could harm our business.

      In the event that the major motion picture studios, or other customers of our video copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes and DVDs of movies and other copyrighted materials that video retailers sell or rent to consumers. These fees represented 65.5%, 77.2% and 67.3% of our net revenues during 1999, 1998 and 1997, respectively.

      Any future growth in revenues from these fees will depend on the use of our video copy protection technology on a larger number of videocassettes, DVDs or digital pay-per-view, or PPV, programs. In order to increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that the content owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other venues.

      Any factor that results in a decline in demand for our video copy protection technology, including a change of video copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video copy protection technology, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our copy protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes or DVD or digital PPV programs, our business would be harmed.

We may experience fluctuations in future operating results, which may adversely affect the price of our common stock.

      We believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. We may not be able to grow in future periods, or we may not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis. It is likely that, in some future quarter, our operating results will be below the expectations of stock market analysts and investors. In this event, the price of our common stock could decline.

      Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter, due primarily to the delay inherent in reporting from licensees and videocassette and optical disc manufacturers, or replicators, resulting in a potentially more significant level of volatility in the price of our common stock. Factors which could cause the price of our common stock to decline include:

      o the timing of releases of popular movies on videocassettes or DVDs or by digital PPV transmission;

      o the ability of the Motion Picture Association of America studios to produce one or more "blockbuster" titles on an annual basis;

      o the degree of acceptance of our copy protection technologies by major motion picture studios and software companies;

      o the timing of releases of computer software CD-ROM multimedia titles: and

      o the degree to which various hacking technologies are viewed to be successful by our customers.

We experience seasonality in our operating results, which may affect the price of our common stock.

    We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, our revenues have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

    Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry. Historically, we have derived the majority of our net revenues from a relatively small number customers. For 1999, no one customer accounted for more than 10% of our net revenues. For 1998, one of our customers accounted for more than 12% of our net revenues. For 1997, revenues from another one of our customers accounted for 11% of our net revenues. The Motion Picture Association of America studios as a group accounted for 34.4%, 45.1% and 38.6% of our net revenues in 1999, 1998 and 1997, respectively.

    We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with six of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from March 2000 to December 2004. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

    Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. Our current customers may not continue to use our technology at current or increased levels, if at all, or we may not be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would harm our business.

We are dependent on international sales for a substantial amount of our revenue. We face diverse risks of international business, which could adversely affect our operating results.

    International and export sales together represented 45.6%, 44.5% and 46.5% of our net revenues in 1999, 1998 and 1997, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and computer software CD-ROMs, and the use of copy protection in these media.

    To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready avail-ability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection technology.

      Due to our reliance on international and export sales, we are subject to the risks of conducting business internationally, including:

      o     foreign government regulation;

      o     changes in diplomatic and trade relationships;

      o     changes in, or imposition of, regulatory requirements;

      o     tariffs or taxes and other trade barriers and restrictions; and

      o     difficulty in staffing and managing foreign operations.

      Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and other applications requiring our copy protection solutions or if regulations governing our international business change. For example, under the United States Export Administration Act of 1979, encryption algorithms such as those used in our computer software copy protection technology are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

Foreign currency fluctuations could adversely affect our operating results.

      While international and export sales are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our future results of operations may be materially adversely affected by currency fluctuations.

We may be unable to manage our growth, and if we cannot do so, it could harm our business.

      The growth of our business has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. Our future results of operations will depend in part on the ability of our officers and other key employees to continue to implement and expand our operational, customer support and financial control systems and to expand, train and manage our employee base. In order to manage our future growth successfully, we will need to hire additional personnel and augment our existing financial and management systems or implement new systems. We may not be able to augment or to implement these systems efficiently, or on a timely basis, or to manage any future expansion successfully. The failure to do so could harm our business.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our property rights.

      Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. We are currently subject to several legal proceedings. See "Legal Proceedings."

      Litigation could harm our business and result in:

      o substantial settlement or related costs, including indemnification of customers;

      o     diversion of management and technical resources;

      o     discontinuing the use and sale of infringing products;

      o expending significant resources to develop non-infringing technology; and

      o     obtaining licenses to infringed technology.

      Our success is heavily dependent upon our proprietary technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where our products can be sold. The expiration of some of our patents may harm our business.

      Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies.

It may be time-consuming and costly to enforce our patents against devices and hacking techniques that attempt to circumvent our copy protection technology, and our failure to control them could harm our business.

      We use our patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices. Any legal action that we may initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

      In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or have to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business.

      A limited number of DVD manufacturers may build products which either do not contain our copy protection technology, or include features that allow consumers to bypass copy protection. Though we believe this is in contravention of the Digital Copyright Millennium Copyright Act, as well as the basic DVD CSS license, proliferation of these products could cause a decline in demand for our technologies, which could harm our business. Any legal or other enforcement action that we may initiate could be time consuming to pursue, result in costly litigation, and divert management's attention from day-to-day activities.

      In the computer software copy protection market, a number of individuals have developed and posted SafeDisc hacks on the Internet. If we are not able to generate frequent SafeDisc software releases, which deter the hackers from developing circumvention techniques, our customers could reduce their usage of our technology because it was compromised. Although the anti-circumvention provisions in the Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to risks associated with expanding our technological base through strategic investments.

      We have recently expanded our technological base in current as well as new markets through strategic investments in companies with complementary technologies or products, which may not prove to be of long-term benefit to us. We currently hold minority equity interests in three privately held companies, Command Audio Corporation, AudioSoft and RPK, and two publicly traded companies, Digimarc and TTR.

      The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources, and we may never recover the cost of these management resources. We may in the future be required to write off all or part of one or more of these investments which could harm our business.

      Our strategic investments typically involve joint development or marketing efforts or technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic investments by us may not allow us to enter and compete effectively in new markets or improve our performance in any current markets.

We depend on third parties to develop SafeDisc compatible encoding and quality assurance applications.

      We rely on third party vendors such as DCA, Eclipse, Media Morphics, CD Associates, Koch Media and Audio Development to develop add-on enabling software modules that will:

      o apply the SafeDisc digital signature at licensed replication facilities;

      o allow replicators to run specialized quality assurance tests to ensure the SafeDisc technology is applied; and

      o     check for manufacturing defects in the mass produced discs.

      Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators. This could result in a loss of customer orders and revenue.

We must establish and maintain licensing relationships to continue to expand our business, and failure to do so could harm our business prospects.

      Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

      o     videocassette duplicators;

      o     international distributors of videocassettes;

      o     DVD authoring facilities and replicators;

      o     DVD authoring tools software companies;

      o     DVD hardware manufacturers;

      o     semiconductor and equipment manufacturers;

      o     operators of digital PPV networks;

      o     consumer electronics and digital PPV set-top hardware manufacturers;
            and

      o     CD-ROM mastering facilities and replicators.

      Other parties may not perform their obligations as expected and our reliance on others for the development, manufacturing and distribution of our technologies and products may result in unforeseen problems. Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

If we do not retain our key employees and attract new employees, our ability to execute our business strategy will be impaired.

      We compete for employees in California's Silicon Valley, one of the most challenging employer environments in the United States. Hiring for key personnel is highly competitive. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. The loss of key employees could harm our business.


                                 Industry Risks

We are introducing products into the evolving market for digital PPV copy protection, and if this market does not develop or we are unable to effectively serve this market, our revenues will be adversely affected.

      While our copy protection capability is embedded in more than 30 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only four system operators have activated copy protection for digital PPV programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection technology into the hardware and network infrastructure required to distribute such video programming. The Motion Picture Association of America studios may not require copy protection for any of their PPV movies or PPV system operators may not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom.

      Further, consumers may react negatively to copy protected PPV programming because they have routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, some television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business would be harmed.

Potential revenue may be lost if our digital video watermarking technology is not selected as an industry standard.

      In cooperation with Philips and Digimarc, we are jointly developing a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation of DVD recording devices. Our group has submitted a proposed solution to the DVD Copy Control Association, or DVD/CCA, a wholly owned subsidiary of Matsushita Electric Industries, which has assumed responsibility for selecting the industry standard. Our group is competing with a consortium of five other companies, comprised of IBM, NEC, Sony, Hitachi and Pioneer, that have submitted a similar proposal to the DVD/ CCA. Some of these companies have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than Philips, Digimarc and ourselves.

      Our digital watermarking technology may not be selected by the DVD/CCA. The group whose digital video watermarking solution is selected will have a significant advantage in licensing its technology to video content owners worldwide, and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. Even if the DVD/CCA adopts our solution, other companies may elect to compete in this market. If the solution being developed by Philips, Digimarc and ourselves is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group will be at a competitive disadvantage in marketing our solution. The solution being developed by our group may not be selected as the standard by the DVD/CCA or our solution may not achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve.

We have recently entered the market for computer software copy protection, and we do not know if we will be successful in selling our products in this market.

      We acquired C-Dilla in June 1999. C-Dilla's products include SafeDisc, our copy protection technology for CD-ROM software products in the consumer multimedia market. The market for copy protection of CD-ROMs is unproven, and we may not be successful in developing this market.

      For us to be successful in entering this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt our SafeDisc solution. Copy protection of multimedia CD-ROMs may not be accepted. For example, consumers may react negatively to the introduction of copy protected CD-ROMs if they are prevented from copying the content of their favorite applications or if copy protection impairs the playability of a CD-ROM. Moreover, copy protection may not be effective or compatible with all PC and CD-ROM hardware platforms or configurations or may prove to be easily circumvented.

      A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. If the market for CD-ROM copy protection fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business would be harmed.

We are entering the market for music CD copy protection and we do not know if we will be successful in selling our products in this market.

      We have entered into a strategic relationship with TTR to develop and market a copy protection system that will inhibit casual copying of music CDs using dual-deck CD recorder systems or personal computer systems. A number of competitors and potential competitors may be developing similar and related music copy protection solutions. The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear what the reaction of the major music labels would be to any consumer resistance.

      If the market for music CD copy protection fails to develop, or develops more slowly than expected, if our solution does not achieve or sustain market acceptance or if there is consumer resistance to this technology, our business would be harmed.

If we are unable to successfully compete against competitive technologies that may be developed in the future our business will be harmed.

      We believe that there are currently no significant videocassette copy protection competitors other than companies that have occasionally developed hardware based on our technology for sale in small foreign markets, where we have not sought patent protection. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business.

Problems related to the year 2000 risks may not appear for several months after January 1, 2000.

      We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. Since January 1, 2000 we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

    Nonetheless, some problems related to the year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products or with third-party products or technology that we use. Any problems that are not identified and corrected successfully and completely could adversely affect our business.


                                Investment Risks

Our management has broad discretion as to how to use the proceeds from our recent offering and the proceeds may not be used appropriately.

      We expect to use the net proceeds of our recent offering primarily for strategic investments, working capital and other general corporate purposes. In particular, we intend to pursue strategic investments in businesses, products or technology which would complement our existing products, expand our market coverage or enhance our technological capabilities. We have no specific plan as to how we will spend the majority of the proceeds of this offering. If our management uses poor judgment in spending the proceeds, our business will be adversely affected. Investment of the proceeds from this offering may not yield a favorable return or any return.

Substantial sales of our common stock in the public market could cause our stock price to fall.

      If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the trading price of our common stock could fall. Such sales also might make it more difficult for us to raise capital in the future at a time and price that we deem appropriate.

      JVC is entitled to register up to 3,161,952 of its shares under the Securities Act of 1933. JVC has the right to participate in any registration of shares we undertake on our own, except a registration of shares in connection with an employee benefit plan or merger. If JVC exercises its registration rights, a large number of our shares may be registered and sold in the public market. This could adversely affect the trading price for our shares. If we attempted to raise money through a registration and sale of our stock and JVC required us to allow them to participate in the registration, our ability to raise the amount of money we need to execute our business plan could be adversely affected.

The price of our common stock may be volatile.

    The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

      o     actual or anticipated fluctuations in operating results;

      o     announcements of technical innovations;

      o     new products or new contracts;

      o     competitors or their customers;

      o     governmental regulatory action;

      o     developments with respect to patents or proprietary rights;

      o     changes in financial estimates by securities analysts; and

      o     general market conditions.

      In addition, announcements by the Motion Picture Association of America or its members, satellite television operators, cable television operators or others regarding motion picture distribution, computer software companies business combinations, evolving industry standards or other developments could cause the market price of our common stock to fluctuate substantially.

      Further, the trading prices of the stocks of many technology companies, including our share price, are at or near historical highs and reflect price/earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against that company.

ITEM 2.  PROPERTIES.

      Our principal operations are located in a 43,960 square foot building in Sunnyvale, California. The lease for this building expires on June 30, 2002 and we have the right to renew the lease for two additional terms of five years each. We also lease space for sales, marketing and technical support operations in South Ruislip, United Kingdom and in Tokyo, Japan. Our C-Dilla software development team is based in a leased facility in Woodley, United Kingdom. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS.

      We are involved in legal proceedings related to some of our intellectual property rights.

      Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office has recommended that our patent be invalidated. We believe that this conclusion was reached in error. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of the Macrovision patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. On March 21, 2000 the Tokyo High Court rendered a decision revoking the Japanese Patent Office invalidation of June 7, 1999. It is believed that in accordance with the Tokyo High Court decision, the Japanese Patent Office will automatically issue the above described decision. In connection with this process, the scope of our claims under the patent have been very slightly reduced in scope. This reduction in scope is not expected to have a material affect on the the value of this patent to our business. This means that the present patent will be maintained in the form of the claims after amendment.

      Until a final decision by the Japanese Patent Office is rendered, the patent remains valid and part of our business. If there is an adverse ruling in the Japanese Patent Office on this invalidation claim, we might incure legal competition from clones of our own copy protection technology in Japan and a corresponding decline in demand for our technology in Japan, which could have a material adverse effect on our business.

      In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. in the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by us. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Cavendish's response to the complaint contained a counterclaim alleging that we have violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by us is invalid and that Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously.

      We initiated a patent infringement lawsuit in March 1999 against Vitec Audio und Video GmbH, a German company, which manufactures what we believe to be a video copy protection circumvention device. Vitec has filed a reply brief arguing that its product does not infringe. The case is being heard in the District Court of Dusseldorf, Germany. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in our Germany operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Our common stock has been traded on the Nasdaq National Market under the symbol "MVSN" since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock.

                                                     High                 Low
     1998
     First Quarter ..........................       4.828               3.688
     Second Quarter .........................       6.125               4.375
     Third Quarter ..........................       7.438               4.438
     Fourth Quarter .........................      11.156               6.250


     1999
     First Quarter ..........................      10.063               7.406
     Second Quarter .........................      18.719               8.344
     Third Quarter ..........................      23.531              14.031
     Fourth Quarter .........................      39.250              21.625

      As of March 20, 2000, there were 120 holders of record of our common stock, based upon information furnished by Boston EquiServe, Boston, MA, the transfer agent for our securities. As of March 20, 2000, there were 40,166,364 shares of common stock outstanding.

      We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all earnings for use in our business operations and in the expansion of our business.


ITEM 6.  SELECTED FINANCIAL DATA.

      The following table sets forth selected consolidated financial data and other operating information. The financial data and other operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                                    Year Ended December 31,
                                                             -----------------------------------------------------------------------
                                                               1999            1998            1997           1996              1995
                                                               -----          -----           -----          -----             -----
                                                                               (in thousands, except per share data)
Consolidated Statement of Income Data:
    Net revenues .........................................   $ 37,390       $ 24,434       $ 20,340        $ 17,080        $ 14,189
                                                             --------       --------       --------        --------        --------
    Costs and expenses:
      Cost of revenues ...................................      3,012          2,081          2,422           2,579           2,457
      Research and development ...........................      4,402          2,578          2,248           2,527           2,161
      Selling and marketing ..............................      8,973          5,985          5,765           5,090           4,270
      General and administrative .........................      5,529          4,621          4,149           3,566           3,118
    Amortization of intangibles from
    acquisition (1) ......................................      1,600             --             --              --              --
    In process research and development (1) ..............      4,286             --             --              --              --
                                                             --------       --------       --------        --------        --------
    Total costs and expenses .............................     27,802         15,265         14,584          13,762          12,006
                                                             --------       --------       --------        --------        --------
    Operating income from continuing
    operations ...........................................      9,588          9,169          5,756           3,318           2,183
                                                             --------       --------       --------        --------        --------
    Interest and other income (expense), net .............      1,603          1,102            478            (260)           (433)
                                                             --------       --------       --------        --------        --------

    Income from continuing operations
      before income taxes ................................     11,191         10,271          6,234           3,058           1,750
    Income taxes .........................................      3,961          3,929          2,413           1,223             694
                                                             --------       --------       --------        --------        --------
    Income from continuing operations ....................      7,230          6,342          3,821           1,835           1,056
    Loss from discontinued operations,
      net of tax benefit .................................         --             --             --            (827)           (125)
                                                             --------       --------       --------        --------        --------
    Net income ...........................................      7,230          6,342          3,821           1,008             931
    Preferred stock dividends ............................         --             --           (156)           (587)             --
                                                             --------       --------       --------        --------        --------
                                                             $  7,230       $  6,342       $  3,665        $    421        $    931
                                                             ========       ========       ========        ========        ========
    Basic earnings per share .............................                                 $   0.20        $   0.20        $   0.14
                                                                                           ========        ========        ========
    Shares used in computing basic
      earnings per share (2) .............................     36,196         32,016         25,904
                                                             ========       ========       ========
    Diluted earnings per share ...........................   $   0.19       $   0.19       $   0.13
                                                             ========       ========       ========
    Shares used in computing diluted
      earnings per share (2) .............................     38,262         34,212         27,840
                                                             ========       ========       ========

                                                                                     December 31,
                                                     ----------------------------------------------------------------------------
                                                         1999             1998             1997             1996             1995
                                                        -----            -----            -----            -----            -----
Consolidated Balance Sheet Data:                                                    (in thousands)
   Cash, cash equivalents and
     short-term investments ......................   $ 35,769         $ 26,390         $ 12,555         $  2,409         $  3,486
   Working capital ...............................     40,435           29,473           15,266            2,225            3,848
   Total assets ..................................    127,850           65,494           28,856           11,953           10,943
   Convertible note ..............................         --               --               --               --            3,038
   Long-term obligations,
     net of current portion (3) ..................         --               76              188              296              554
   Total stockholders' equity ....................    103,060           59,542           23,577            6,072            2,846

----------
(1)   See Note 7 of Notes to Consolidated Financial Statements.

(2) For an explanation of the determination of the number of shares used in computing basic and diluted earnings (loss) per share, see Note 1 of Notes to Consolidated Financial Statements.

(3)   See Note 6 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in the Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

      We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, digital PPV programs and CD-ROMs. We derive royalty-based licens-ing revenue from multiple sources, including content owners, hardware manufacturers, digital set-top box manufacturers, digital PPV system operators and commercial replicators/duplicators.

      The following table provides net revenues information by product line (dollars in thousands):

                                                                 Year ended December 31,
                                                          ------------------------------------
                                                             1999         1998         1997
                                                           --------     --------     --------
           Video Copy Protection:
             Videocassette ............................   $  15,877    $  15,770    $  12,616
             DVD ......................................       8,629        3,096        1,084
             Pay-Per-View .............................       7,477        3,760        3,712
           Computer Software Copy Protection ..........       4,754          344           --
           Video Scrambling Systems ...................         548        1,464        2,739
           Other ......................................         105           --          189
                                                          ---------    ---------    ---------
           Total ......................................   $  37,390    $  24,434    $  20,340
                                                          =========    =========    =========

      The following table provides percentage of net revenue information by product line:

                                                                  Year ended December 31,
                                                          -----------------------------------
                                                             1999         1998         1997
                                                          ---------    ---------    ---------
           Video Copy Protection:
             Videocassette ............................        42.5%        64.5%        62.0%
             DVD ......................................        23.1         12.7          5.3
             Pay-Per-View .............................        20.0         15.4         18.3
           Computer Software Copy Protection ..........        12.7          1.4           --
           Video Scrambling Systems ...................         1.4          6.0         13.5
           Other ......................................          .3         --             .9
                                                          ---------    ---------    ---------
           Total ......................................       100.0%       100.0%       100.0%
                                                          =========    =========    =========

Video Copy Protection

      Videocassette Copy Protection. Since inception, we have derived the majority of our revenues and operating income from licensing our videocassette copy protection technology. Our customers have included the home video divisions of members of the Motion Picture Association of America, more than 150 videocassette duplication companies and a number of low volume content owners, such as independent producers of exercise, sports and educational videocassettes. We typically receive license fees based upon the number of copy protected videocassettes that are produced by Motion Picture Association of America studios or other content owners. License fees from Motion Picture Association of America studios represented a significant portion of such fees in 1999, 1998 and 1997. Videocassette Copy Protection revenues represented 42.5%, 64.5% and 62.0% of our net revenues in 1999, 1998 and 1997, respectively. We expect that our videocassette copy protection licenses will generate a substantial part of our net revenues and operating income at least through 2000. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources and marketing dollars on the DVD business.

      DVD Copy Protection. In 1997, we introduced copy protection for DVDs. Our customers have included members of the Motion Picture Association of America and to a lesser extent special interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive annual license fees from DVD hardware manufacturers. DVD copy protection has increased from 5.3% of net revenues in 1997 to 12.7% of net revenues in 1998 and further to 23.1% of our net revenues in 1999. Revenues from DVD copy protection solutions are expected to grow in both absolute dollars and as a percentage of net revenues in 2000 as the number of DVDs and DVD players in the market increases.

      PPV Copy Protection. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive digital PPV copy protection revenues from hardware royalties, up-front license fees, and PPV programming royalties. Digital PPV revenues were 20.0%, 15.4% and 18.3% of our net revenues in 1999, 1998 and 1997, respectively. Our agree-ments with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. To date, such transaction-based royalty payments have not been significant. Revenues from PPV copy protection are expected to grow in absolute dollars in 2000.


Computer Software/CD-ROM Copy Protection.

      In 1998, we made an initial equity investment in C-Dilla and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for approximately $12.8 million in cash and acquisition costs, 218,398 shares of our common stock valued at $5.1 million and stock option grants in Macrovision valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM copy protection technology, called SafeDisc. Customers implementing SafeDisc include the major PC game and educational software publishers. Due to the increased availability of CD-ROM recorders, we expect revenues from Computer Software/CD-ROM Copy Protection to increase in 2000. We typically receive license fees for Computer Software/CD-ROM Copy Protection based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers or content owners. Computer software/CD-ROM copy protection revenues represented 12.7% of our net revenues for 1999. We expect that our computer software/CD-ROM copy protection licenses will generate a substantial part of our net revenues and operating income, in absolute dollars and as a percentage of net revenues, at least through 2000.


Video Scrambling Technologies.

      Our Video Scrambling business line is made up of our video scrambling products, components and licensing which use our PhaseKrypt technology. Revenues for these products have declined due to reduced demand for analog scrambling technologies. Video Scrambling revenues were 1.4%, 6.0% and 13.5% of our net revenues in 1999, 1998 and 1997, respectively. We do not expect this business to comprise a material part of our revenue going forward.

      Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners who license the technology directly from us, costs associated with equipment used in applying the copy protection process at the licensed duplicators and royalties due C-Dilla based on revenues from copy protection of CD-ROMs prior to our acquisition. Also included in cost of revenues are patent amortization and enforcement costs. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

      We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of certain of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, revenues tend to be lower in the summer months, particularly in Europe.

Results of Operations

      The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

                                                                          Year ended December 31,
                                                               --------------------------------------------
                                                                 1999              1998             1997
                                                               --------          --------         --------
     Net revenues .........................................     100.0%            100.0%            100.0%
     Costs and expenses:
       Cost of revenues ...................................       8.0               8.5              11.9
       Research and development ...........................      11.8              10.6              11.1
       Selling and marketing ..............................      24.0              24.5              28.3
       General and administrative .........................      14.8              18.9              20.4
       Amortization of intangibles from acquisition .......       4.3                --                --
       In process research and development ................      11.5                --                --
                                                                -----             -----             -----
         Total costs and expenses .........................      74.4              62.5              71.7
                                                                -----             -----             -----
         Operating income .................................      25.6              37.5              28.3
     Interest and other income, net .......................       4.3               4.5               2.4
                                                                -----             -----             -----
         Income before income taxes .......................      29.9              42.0              30.7
     Income taxes .........................................      10.6              16.0              11.9
                                                                -----             -----             -----
         Net income .......................................      19.3%             26.0%             18.8%
                                                                =====             =====             =====

Comparison of Years Ended December 31, 1999 and 1998

      The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                                           Year ended December 31,
                                               ----------------------------------------------
                                                                            $            %
                                                 1999         1998        Change       Change
                                               --------      -------      -------      -------
     Video Copy Protection
       Videocassette .......................    $15,877      $15,770      $    107         0.7%
       DVD .................................      8,629        3,096         5,533       178.7%
       Pay-Per-View ........................      7,477        3,760         3,717        98.9%
     Computer Software Copy Protection .....      4,754          344         4,410     1,282.0%
     Video Scrambling ......................        548        1,464          (916)      (62.6)%
     Other .................................        105           --           105          --
                                                -------      -------      --------
     Total .................................    $37,390      $24,434      $ 12,956        53.0%
                                                =======      =======      ========


      Net Revenues. Our net revenues for 1999 increased 53.0% from $24.4 million in 1998 to $37.4 million in 1999. Revenues from videocassette copy protection increased $107,000 from $15.8 million in 1998 to $15.9 million in 1999 due to increased videocassette copy protection royalties for the hit fitness video "Tae-Bo," offset by a slight decrease in Hollywood studio royalties and copy protected videocassette volume. DVD copy protection revenues increased $5.5 million or 178.7% from $3.1 million in 1998 to $8.6 million in 1999 due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand. Digital PPV copy protection revenues increased $3.7 million or 98.9% from $3.8 million in 1998 to $7.5 million in 1999 due to continued increases in the shipments of copy protection enabled digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. Revenues from the Motion Picture Association of America studios declined as a percentage of net revenues from 45.1% in 1998 to 34.4% in 1999, as revenues increased in other business segments such as Computer Software/CD-ROM and PPV. Computer Software/CD-ROM Copy Protection revenues increased $4.4 million from $344,000 in 1998 to $4.8 million in 1999 as new customers implemented our SafeDisc copy protection on their PC games and other consumer multimedia software during the year, with strong growth in copy protected units during the traditionally strong third quarter in anticipation of holiday season releases. Revenues from Video Scrambling products decreased 62.6% from $1.5 in 1998 to $548,000 in 1999. During this period, we continued to experience weak demand for Video Scrambling products. We recorded other revenue of $105,000 in 1999 compared to none in 1998 relating to a consulting contract with AudioSoft.

      Our international and export revenues as a percentage of net revenues increased from 44.5% for 1998 to 45.6% for 1999 due to higher videocassette, DVD, set-top box and Computer Software/CD-ROM revenues.

      Cost of Revenues. Cost of revenues as a percentage of net revenues declined from 8.5% for 1998 to 8.0% 1999. This decrease was primarily due to the higher level of revenue in 1999 primarily from royalties and licensing fees, which have virtually no cost of revenues. Cost of revenues increased $931,000 from $2.1 million in 1998 to $3.0 million in 1999 primarily due higher duplicator/replicator fees associated with a higher volume of duplication and higher patent defense costs. Cost of revenues includes items such as product costs, duplicator/replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expense prior to the acquisition of C-Dilla. We expect the gross margin to increase as a result of the elimination of royalty expenses payable to C-Dilla, although these will be offset partially by the patent defense costs associated with current patent litigation.

      Research and Development. Research and development expenses increased by $1.8 million or 70.8% from $2.6 million in 1998 to $4.4 million in 1999. The increased expenses were a result of a one-time licensing fee of $300,000 related to technology acquisition in support of a current project, one-time continuation bonuses of $99,000 paid to engineering employees of C-Dilla and the absorption of research and development expenses at C-Dilla following its acquisition. Research and development expenses increased as a percentage of net revenues from 10.6% for 1998 to 11.8% for 1999. If not for the one-time charges noted above, the percentage would have remained relatively stable for 1999. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of the research and development activity at C-Dilla and as we develop new technologies in other areas.

      Selling and marketing. Selling and marketing expenses increased by $3.0 million or 50.0% from $6.0 million in 1998 to $9.0 million in 1999. This increase was primarily for one-time continuation bonuses of $290,000 paid to sales and marketing employees of C-Dilla, higher compensation and benefits associated with additional headcount in the Computer Software/ CD-ROM Copy Protection business along with the increased advertising and marketing for the business unit. Many of these expenses were offset in 1998 by C-Dilla's reimbursement of specific marketing related expenses under the joint marketing agreement and the marketing and selling expenses at C-Dilla prior to its acquisition. Selling and marketing expenses decreased as a percentage of net revenues from 24.5% for 1998 to 24.0%. If not for the one time charges noted above, the percentage would have declined further to 23.2% for 1999. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in selling and marketing Computer Software/CD-ROM Copy Protection and other rights management products from C-Dilla.

      General and Administrative. General and administrative expenses increased by $908,000 or 19.6% from $4.6 million in 1998 to $5.5 million in 1999 primarily due higher compensation and benefits from increased personnel, higher legal fees, accounting fees, and the administrative expenses incurred by C-Dilla. General and administrative expenses declined as a percentage of net revenues from 18.9% in 1998 to 14.8% in 1999. General and administrative expenses are expected to increase over the prior periods as we continue to expand our new business development efforts.

      In Process Research and Development. In June 1999, we allocated $4.3 million of the $23.2 million total purchase price for C-Dilla to in process research and development projects. This allocation represents the estimated fair value based on risk adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla had five major copy protection/rights management projects in progress at the time of acquisition. These projects include a product that is being designed to protect DVD-ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product that is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies. As of the acquisition date, costs to complete the development of the projects acquired were expected to be approximately $1.4 million. The projects have progressed as expected, and we currently expect to complete the development of these projects at various dates through 2001.

      The nature of the efforts required to develop the acquired in process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though we currently expect that the acquired in process technology will be successfully developed, commercial or technical viability of these products may not be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

      The value assigned to purchased in process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52.5 million from year 2000 through year 2007 was used to value the in process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

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

      We will amortize these intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in process research and development projects and the value of the acquired intangible assets may also become impaired.

      Interest and Other Income. Other income increased $501,000 or 45.5% from $1.1 million in 1998 to $1.6 million in 1999, primarily from interest income received on the proceeds of our public stock offering in late June 1998.

      Income Taxes. Income tax expense represents combined federal and state taxes at effective rates of 35.4% and 38.3% for 1999 and 1998, respectively. The lower rate for 1999 was the result of utilizing post acquisition C-Dilla net operating losses to reduce our 1999 taxes combined with higher tax-exempt interest earned in 1999.

      Net Income. Net income for 1999 was $7.2 million compared to $6.3 million for 1998. For 1999 the amortization of intangibles associated with the acquisition of C-Dilla was $1.6 million. We also took a one-time charge to earnings of $4.3 million for C-Dilla in process research and development.


Comparison of Years Ended December 31, 1997 and 1998

      The following table provides revenue information by general product lines for the periods indicated (dollars in thousands):

                                                                              Year ended December 31,
                                                          -----------------------------------------------------------
                                                                                              $                  %
                                                            1999            1998            Change             Change
                                                          --------         --------         -------           -------
     Video Copy Protection
       Videocassette ...............................       $15,770          $12,616           3,154            25.0%
       DVD .........................................         3,096            1,084           2,012           185.6%
       Pay-Per-View ................................         3,760            3,712              48             1.3%
     Computer Software Copy Protection .............           344               --             344              --
     Video Scrambling ..............................         1,464            2,739          (1,275)          (46.5)%
     Other .........................................            --              189            (189)             --
                                                                            -------          ------           -----
     Total .........................................       $24,434          $20,340           4,094            20.1%
                                                           =======          =======          ======

      Net Revenues. Our net revenues increased 20.1% from $20.3 million in 1997 to $24.4 million in 1998. Videocassette copy protection revenues increased $3.2 million or 25.0% from $12.6 million in 1997 to $15.8 million in 1998, principally due to increased copy protection revenues from three Hollywood studios which had no significant usage of copy protection in 1997. DVD copy protection revenues increased $2.0 million or 185.6% from $1.1 million in 1997 to $3.1 million in 1998, due to increased revenues from the replication of DVDs and license fees from PC and DVD ROM manufacturers. Revenues from PPV for 1998 were $3.8 million, reflecting an increase of $48,000 or 1.3% from 1997 as result of increased shipments of set-top boxes from licensed manufacturers offset by a decrease in initial license fees. Revenues from the Motion Picture Association of America studios increased as a percentage of net revenues from 38.6% to 45.1%, primarily as a result of new customer business, including the hit title "Titanic." In 1998 we recorded our first multimedia software revenues of $344,000 from our Computer Software/CD-ROM Copy Protection technology. Our Video Scrambling revenues decreased $1.3 million or 46.5% to $1.5 million from 1997 to 1998.

      Our international and export revenues increased from $9.5 million, or 46.5% of our net revenues in 1997, to $10.9 million, or 44.5% of our net revenues in 1998. International and export revenues grew primarily as a result of increased usage of videocassette copy protection technology by the Motion Picture Association of America studios in international markets including usage for the title "Titanic" and overseas shipments of copy protection enabled digital PPV set-top boxes, offset by the decrease in Video Scrambling products.

      Cost of Revenues. Cost of revenues as a percentage of net revenues declined from 11.9% in 1997 to 8.5% in 1998. This decrease was primarily due to changes in revenue mix between Video Scrambling products, which have a relatively high cost of revenues, and licensing revenues, which have a relatively low cost of revenues. In addition, processor equipment costs, the inventory reserve provision and product hardware related costs were reduced, but were offset by increased service fees for duplicators and replicators and royalty expense.

      Research and Development. Research and development expenses increased from $2.2 million in 1997 to $2.6 million in 1998, but decreased as a percentage of net revenues from 11.1% in 1997 to 10.6% in 1998. The increase in absolute dollars was principally due to higher compensation related expenses. In 1997, we began a joint development effort with Digimarc to develop a video watermarking solution for DVD and other digital video platforms. Development continued through 1998, with Philips joining the development effort.

      Selling and Marketing. Selling and marketing expenses increased from $5.8 million in 1997 to $6.0 million in 1998, but decreased as a percentage of net revenues from 28.3% of net revenues in 1997 to 24.5% of net revenues in 1998. The increase in absolute dollars from 1997 to 1998 was primarily a result of higher compensation related expenses, advertising and marketing for DVD and Computer Software/CD-ROM Copy Protection, offset by reimbursement of specific marketing related expenses.

      General and Administrative. General and administrative expenses increased from $4.1 million in 1997 to $4.6 million in 1998, but decreased as a percentage of the net revenues from 20.4% of the net revenues in 1997 to 18.9% of the net revenues in 1998. The increase in absolute dollars was primarily related to increased compensation and benefits, the reversal of sales tax expense due to a favorable judicial ruling in a tax case that lowered our expenses on a one time basis in 1997 and higher consulting fees offset by lower legal fees and bad debt expense.

      Interest and Other Income, Net. Interest and other income, net, consists primarily of interest income net of interest expense on capitalized equipment leases. Interest expense was $12,000 in 1997 and $11,000 in 1998. Interest income was $513,000 in 1997 and $1.1 million in 1998. The increase in interest income was a result of interest earned from cash and cash equivalents, short-term investments and long-term marketable investment securities primarily from the proceeds received from our initial public offering in March 1997, and the offering of our common stock completed in July 1998.

      Income Taxes. Our effective rate of taxation was 38.7% in 1997 and 38.3% in 1998. The provision for income taxes consists primarily of federal income taxes, state taxes and international taxes withheld on foreign revenue. The lower rate in 1998 was primarily due to an increase in tax credits and an increase in tax exempt interest associated with increased tax free investments.

Quarterly Results of Operations

      The following table sets forth certain quarterly unaudited consolidated financial data for the periods indicated, as well as the percentage of the Company's net revenues represented by such data. These data have been derived from the Company's unaudited consolidated financial statements that, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Such data should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(Unaudited)                                                                         Quarter ended
                                                        1998
                                  Mar. 31      Jun. 30       Sep. 30       Dec. 31       Mar. 31
                                ----------    ----------    ----------    ----------    ----------
                                                                          (in thousands)
Net revenues ................   $    5,178    $    5,665    $    6,307    $    7,284    $    7,163
Costs and expenses:
  Cost of revenues ..........          398           449           592           642           671
  Research and development ..          623           654           690           611           631
  Selling and marketing .....        1,526         1,487         1,354         1,618         1,882
  General and administrative         1,159         1,128         1,114         1,220         1,381
  Amortization of intangibles           --            --            --            --            --
  In process research and
    development .............           --            --            --            --            --
                                ----------    ----------    ----------    ----------    ----------
    Total costs and expenses         3,706         3,718         3,750         4,091         4,565
                                ----------    ----------    ----------    ----------    ----------
    Operating income ........        1,472         1,947         2,557         3,193         2,598
Interest and other income
  (expense), net ............          131           172           382           417           418
                                ----------    ----------    ----------    ----------    ----------
    Income (loss) before
      income taxes ..........        1,603         2,119         2,939         3,610         3,016
Income taxes ................          609           805         1,129         1,386         1,158
                                ----------    ----------    ----------    ----------    ----------
    Net income (loss) .......   $      994    $    1,314    $    1,810    $    2,224    $    1,858
                                ==========    ==========    ==========    ==========    ==========

Earnings per common share
    Basic ...................   $     0.03    $     0.05    $     0.05    $     0.06    $     0.05
    Diluted .................   $     0.03    $     0.04    $     0.05    $     0.06    $     0.05

                                              As a percentage of net revenues

Net revenues ................          100%          100%          100%          100%          100%
  Costs and expenses:
  Cost of revenues ..........          7.7           7.9           9.4           8.8           9.4
  Research and development ..         12.0          11.5          10.9           8.4           8.8
  Selling and marketing .....         29.5          26.3          21.5          22.2          26.2
  General and administrative          22.4          19.9          17.7          16.8          19.3
  Amortization of intangibles           --            --            --            --            --
  In process research and
    development .............           --            --            --            --            --
                                ----------    ----------    ----------    ----------    ----------
    Total costs and expenses          71.6          65.6          59.5          56.2          63.7
                                ----------    ----------    ----------    ----------    ----------
    Operating income ........         28.4          34.4          40.5          43.8          36.3
Interest and other income
  (expense), net ............          2.6           3.0           6.1           5.8           5.8
                                ----------    ----------    ----------    ----------    ----------
    Income (loss) before
      income taxes ..........         31.0          37.4          46.6          49.6          42.1
Income taxes ................         11.8          14.2          17.9          19.1          16.2
                                ----------    ----------    ----------    ----------    ----------
    Net income (loss) .......         19.2%         23.2%         28.7%         30.5%         25.9%
                                ==========    ==========    ==========    ==========    ==========

(Unaudited)            Quarter ended
                                             1999
                                   Jun. 30         Sep. 30       Dec. 31
                                  ----------     ----------    ----------

Net revenues ................     $    8,057     $    9,363    $   12,807
Costs and expenses:
  Cost of revenues ..........            768            701           872
  Research and development ..          1,108          1,167         1,496
  Selling and marketing .....          2,064          2,246         2,781
  General and administrative           1,196          1,405         1,547
  Amortization of intangibles            109            682           809
  In process research and
    development .............          4,286             --            --
                                  ----------     ----------    ----------
    Total costs and expenses           9,531          6,201         7,505
                                  ----------     ----------    ----------
    Operating income ........         (1,474)         3,162         5,302
Interest and other income
  (expense), net ............            405            375           405
                                  ----------     ----------    ----------
    Income (loss) before
      income taxes ..........         (1,069)         3,537         5,707
Income taxes ................           (469)         1,252         2,020
                                  ----------     ----------    ----------
    Net income (loss) .......     $     (600)    $    2,285    $    3,687
                                  ==========     ==========    ==========

Earnings per common share
    Basic ...................     $    (0.02)    $     0.06    $     0.10
    Diluted .................     $    (0.02)    $     0.06    $     0.09

                        As a percentage of net revenues

Net revenues ................            100%           100%          100%
  Costs and expenses:
  Cost of revenues ..........            9.5            7.5           6.8
  Research and development ..           13.8           12.4          11.7
  Selling and marketing .....           25.6           24.0          21.7
  General and administrative            14.8           15.0          12.1
  Amortization of intangibles            1.4            7.3           6.3
  In process research and
    development .............           53.2             --            --
                                  ----------     ----------    ----------
    Total costs and expenses           118.3           66.2          58.6
                                  ----------     ----------    ----------
    Operating income ........          (18.3)          33.8          41.4
Interest and other income
  (expense), net ............            5.0            4.0           3.2
                                  ----------     ----------    ----------
    Income (loss) before
      income taxes ..........          (13.3)          37.8          44.6
Income taxes ................           (5.9)          13.4          15.8
                                  ----------     ----------    ----------
    Net income (loss) .......           (7.4%)         24.4%         28.8%
                                  ==========     ==========    ==========

      We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. Net revenues increased 15.5% from the third quarter of 1998 to the fourth quarter of 1998 as a result of an increase in copy protected videocassettes and DVDs for the holiday season, along with an increase in Video Scrambling sales and license royalties. Net revenues increased 16.2% from the second quarter of 1999 to the third quarter of 1999 and 36.8% from the third quarter of 1999 to the fourth quarter of 1999 primarily due to DVD royalties from higher volumes, higher digital PPV set-top box shipments and increased volume of computer CD-ROMs copy protected with SafeDisc.

      Our cost of revenues is subject to seasonal and quarterly fluctuations due to changes in net revenues. In the first quarter of 1998, cost of revenues as a percentage of net revenues was lower than previous quarters as Video Scrambling products represented a smaller proportion of our net revenues. Cost of revenues as a percentage of net revenues increased in the third quarter of 1998 through the second quarter of 1999 due to increased patent defense costs and royalties due to C-Dilla for SafeDisc sales. Cost of revenues as a percentage of net revenues decreased in the third and fourth quarters due to the elimination of royalties due C-Dilla as a result of its acquisition in June 1999.

      Our research and development expenses fluctuate quarterly depending on the stages of various projects, the use of consultants and temporary employees, and the utilization of prototype materials. The increase in research and development expenses in the second quarter of 1999 compared to prior quarters was due to a one time licensing fee related to technology for a project and one time continuation bonuses paid to C-Dilla engineers. The increase in research and development expenses in the third and fourth quarters of 1999 compared to first quarter of 1999 is the result of absorbing the research and development expenses at C-Dilla following its acquisition.

      Our selling and marketing expenses increased in the fourth quarter of 1998 compared to the third quarter of 1998 due to higher marketing expenses in Europe and expenses for the SafeDisc product. The increase in the first and second quarters in 1999 compared to the fourth quarter of 1998 was due to the selling and marketing related to the Computer Software/CD-ROM Copy Protection business and the one-time continuation bonuses paid to sales and marketing employees of C-Dilla in the second quarter. The increase in the third and fourth quarters of 1999 compared to the second quarter of 1999 was the result of absorbing the selling and marketing expenses at C-Dilla following its acquisition.

      The increase in general and administrative expenses in the first quarter of 1999 compared to the fourth quarter of 1998 was due to legal expenses and new business related consulting. The increase in general and administrative expenses in the third and fourth quarters of 1999 compared to the second quarter of 1999 was the result of absorbing the general and administrative expenses at C-Dilla following its acquisition.

      The increase in interest income beginning in the third quarter of 1998 was the result of investing the proceeds from our June 1998 public offering.

      Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include the timing of release of popular titles on videocassettes or DVDs or by digital PPV transmission, the timing of release of popular computer games on CD-ROM, the degree of acceptance of our copy protection technologies by major motion picture studios and computer game publishers, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, the development of our direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities. Because a high percentage of our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

      We have financed our operations primarily from cash generated by operations, principally our copy protection businesses. Our operating activities provided net cash of $12.0 million, $7.7 million and $2.4 million in 1999, 1998, 1997, respectively. In 1999, net cash was provided primarily by net income before depreciation and amortization adjusted for noncash charges and in-process research and development, reduced by an increase in accounts receivable, deferred revenue, accrued expenses and income taxes payable. In 1998, net cash was provided by net income before depreciation and amortization, noncash charges, increases in tax benefit from employee stock benefit plans, accrued expenses and deferred revenue, partially offset by increases in accounts receivable and prepaids and decreases in accounts payable and income taxes payable. In 1997, net cash was provided primarily by net income before depreciation and amortization and increases in income taxes payable, deferred revenue, and accounts receivable.

      Investing activities used net cash of $12.5 million, $34.2 million, and $17.5 million in 1999, 1998 and 1997, respectively. For 1999, net cash used in investing activities was primarily the acquisition of C-Dilla and the investments in Digimarc and AudioSoft, offset by the net sales and maturities in short and long-term investment securities. The investment in Digimarc and AudioSoft were in connection with separate rounds of third-party financing obtained by each company. In 1998, net cash used in investing activities was primarily the investment of the proceeds from our June 1998 public offering, partially offset by an investment in, and payment of royalties to, C-Dilla and an additional investment in CAC. Subsequently, CAC paid in full a note due to us including accrued interest. In February 1998, we acquired approximately 19.8% of the common stock of C-Dilla for a purchase price of $3.6 million. In February 1998, we also entered into a software marketing license and development agreement under which we obtained certain rights to C-Dilla's proprietary copy protection technology. We paid $1.0 million in up-front license fees, subject to offset against future royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. In 1997, net cash used in investing activities resulted primarily from purchases of short and long-term marketable investment securities and investments of $1.5 million in Digimarc and approximately $2.0 million in CAC. We made capital expenditures of $386,000, $285,000 and $571,000 in 1999, 1998 and 1997,
respectively. We also paid $541,000, $666,000 and $332,000 in 1999, 1998 and
1997, respectively, related to patents and other intangibles during those periods.

      Net cash provided by financing activities was $1.3 million, $28.7 million and $13.9 million in 1999, 1998 and 1997, respectively. In 1999, the net cash provided from financing activities was primarily related to the issuance of common stock upon the exercise of stock options, stock purchases under our stock purchase plan and the final payment of a stockholder's note receivable offset by payments on loans. For 1998 and 1997, almost all the cash provided from financing activities resulted from our June 1998 public offering and our 1997 initial public offering.

      In August 1999, we participated in a convertible bridge loan to CAC by which investors would fund expenditures of CAC up to a predetermined amount. Our commitment under the convertible note purchase agreement was $836,733. In December 1999, we converted our convertible bridge loan in the amount of $836,733 and accrued interest into preferred stock of CAC as part of a round of third-party financing.

      At December 31, 1999, we had $4.3 million in cash and cash equivalents, $31.5 million in short-term investments and $52.2 million in long-term marketable investment securities, which includes the fair market valuation of our holdings in Digimarc (Nasdaq symbol "DMRC"), which we presently intend to hold for the long term. We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $1.0 million. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We also have future minimum lease payments of approximately $1.7 million under operating leases and approximately $76,000 under capital leases. We are also committed to provide an additional investment of $750,000 in AudioSoft, subject to the achievement of specific milestones. On January 24, 2000 we raised approximately $146 million in a public offering of our common stock in which we sold 3,820,000 shares, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by Shareholders of the Company. All shares were sold for $58.438. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Year 2000 Update

      We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. Since January 1, 2000 we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

      Nonetheless, some problems related to the year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own products or with third-party products or technology that we use. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

Recent Accounting Pronouncements

      See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

      Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $41.8 million as of December 31, 1999. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $110,000 decrease (approximately 0.5%) in the fair value of our available-for-sale securities as of December 31, 1999.

      Foreign Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in England and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

      Strategic Investments. We have expanded our technological base in current as well as new markets through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc and AudioSoft. These investments, totaling $50.7 million, represented 38.6% of our total assets as of December 31, 1999. We subsequently invested an additional $4.0 million for a minority interest in TTR and $1.0 million for a minority interest in RPK. CAC, RPK and AudioSoft are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in CAC or AudioSoft, and we may in the future be required to write off all or part of one or more of these investments. In December 1999, Digimarc completed its initial public offering and its shares are traded on the Nasdaq National Market under the symbol "DMRC." We currently own approximately 7.7% of the outstanding shares of Digimarc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLELEMENTARY DATA.

      The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

      The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2000 Annual Meeting of Stockholders ( the "Proxy Statement") to be held on May 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 31, 2000.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   1. Financial Statements

      The following statements are filed as part of this report:

            o     Report of Independent Auditors (See F-2)

            o     Consolidated Balance Sheets at December 31, 1999 and 1998 (See
                  F-3)

            o Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 (see F-4)

            o Consolidated Statements of Stockholders Equity for the Years Ended December 31, 1999, 1998 and 1997 (see F-5)

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 (See F-7)

            o     Notes to Consolidated Financial Statements (See F-8)

            2.    Financial Statement Schedules

      The Schedule of Valuation and Qualifying Accounts is contained in footnote 2 to the Consolidated Financial Statements.

         3. Exhibits

Exhibit
Number      Exhibit Title

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

10.29 Software Marketing License and Development Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998.**/****

21.01       List of subsidiaries.*

23.01       Consent of KPMG LLP, Independent Auditors.

27.01       1999 Financial Data Schedule.

* Incorporated by reference to the exhibit of the same number in our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.

** Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to Exhibit 10.01 to our Form 10-QSB/A filed on June 23, 1998.

**** Incorporated by reference to Exhibit 10.02 to our Form 10-QSB filed on May 15, 1998.

      (b)   Reports on Form 8-K

      We filed a Form 8-K during the third quarter of 1999, related to the acquisition of C-Dilla

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March, 2000.

                                          MACROVISION CORPORATION

                                          By: /s/ William Krepick
                                          -------------------------------
                                          William A. Krepick

                                          President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name                                     Title                                             Date
-----                                    ----                                              ----

Principal Executive Officer:


 /s/ John O. Ryan                        Chairman of the Board of Directors, Chief         March 30, 2000
------------------------------           Executive Officer, Secretary and Director
John O. Ryan


Principal Financial Officer and
  Principal Accounting Officer:

 /s/ Ian R. Halifax                      Vice President, Finance and Administration        March 30, 2000
------------------------------           and Chief Financial Officer
Ian R. Halifax


Additional Directors:

 /s/ William A. Krepick                  Director                                          March 30, 2000
------------------------------
William A. Krepick

 /s/ Richard S. Matuszak                 Director                                          March 30, 2000
------------------------------
Richard S. Matuszak

 /s/ Donna S. Birks                      Director                                          March 30, 2000
------------------------------
Donna S. Birks

 /s/ William N. Stirlen                  Director                                          March 30, 2000
------------------------------
William N. Stirlen

/s/ Thomas Wertheimer                    Director                                          March 30, 2000
------------------------------
Thomas Wertheimer

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Report of KPMG LLP, Independent Auditors...............................    F-2

Consolidated Balance Sheets............................................    F-3

Consolidated Statements of Income......................................    F-4

Consolidated Statements of Stockholders' Equity........................    F-5

Consolidated Statements of Cash Flows..................................    F-7

Notes to Consolidated Financial Statements.............................    F-8

                    Report of KPMG LLP, Independent Auditors

The Board of Directors and Stockholders
Macrovision Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                           /s/ KPMG LLP

Mountain View, California
February 8, 2000, except
for Note 10, which is as of
March 28, 2000

                    MACROVISION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                     ASSETS
                                                                          December 31,
                                                                     -------------------
                                                                       1999       1998
                                                                     --------   --------
Current assets:
  Cash and cash equivalents ......................................   $  4,317   $  3,513
  Short-term investments .........................................     31,452     22,877
  Accounts receivable, net of allowance for doubtful accounts of
    $984 and $838 as of December 31, 1999 and 1998, respectively .     11,662      5,574
  Inventories ....................................................        178        325
  Deferred tax assets ............................................      2,477      1,669
  Prepaid expenses and other current assets ......................      1,066      1,008
                                                                     --------   --------
     Total current assets ........................................     51,152     34,966
Property and equipment, net ......................................      1,655      1,297
Patents and other intangibles, net of accumulated amortization of
  $1,313 and $1,034 as of December 31, 1999 and 1998, respectively      1,647      1,526
Long-term marketable investment securities .......................     52,241     18,795
Intangibles associated with the C-Dilla Ltd. acquisition, net of
  accumulated amortization of $1,600 as of December 31, 1999 .....     16,631         --
Other assets .....................................................      4,524      8,910
                                                                     --------   --------
                                                                     $127,850   $ 65,494
                                                                     ========   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................   $  1,267   $    803
  Accrued expenses ...............................................      4,726      2,691
  Deferred revenue ...............................................      3,124      1,207
  Income taxes payable ...........................................      1,524        680
  Current portion of capital lease obligations ...................         76        112
                                                                     --------   --------
     Total current liabilities ...................................     10,717      5,493
Capital lease obligations, net of current portion ................         --         76
Deferred tax liabilities .........................................     14,073        383
                                                                     --------   --------
                                                                       24,790      5,952
Commitments and contingencies
  Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    none issued ..................................................         --         --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    36,830,982 and 35,210,280 shares issued and outstanding as of
    December 31, 1999 and 1998, respectively .....................         36         35
  Additional paid-in capital .....................................     63,553     52,591
  Stockholder notes receivable ...................................         --        (78)
  Accumulated other comprehensive gains (losses) .................     25,165        (82)
  Retained earnings ..............................................     14,306      7,076
                                                                     --------   --------
     Total stockholders' equity ..................................    103,060     59,542
                                                                     --------   --------
                                                                     $127,850   $ 65,494
                                                                     ========   ========

           See accompanying notes to consolidated financial statements

                    MACROVISION CORPORATION AND SUBSIDIARIES
                        Consolidated Statement of Income
                        (In thousands, except share data)

                                                           Year ended December 31,
                                                       ------------------------------
                                                           1999       1998       1997
                                                       --------   --------   --------
Net revenues .......................................   $ 37,390   $ 24,434   $ 20,340
                                                       --------   --------   --------
Costs and expenses:
  Cost of revenues .................................      3,012      2,081      2,422
  Research and development .........................      4,402      2,578      2,248
  Selling and marketing ............................      8,973      5,985      5,765
  General and administrative .......................      5,529      4,621      4,149
  Amortization of intangibles from acquisition .....      1,600         --         --
  In process research and development ..............      4,286         --         --
                                                       --------   --------   --------
    Total costs and expenses .......................     27,802     15,265     14,584
                                                       --------   --------   --------
    Operating income ...............................      9,588      9,169      5,756
Interest and other income, net .....................      1,603      1,102        478
                                                       --------   --------   --------
    Income before income taxes .....................     11,191     10,271      6,234
Income taxes .......................................      3,961      3,929      2,413
                                                       --------   --------   --------
    Net income .....................................   $  7,230   $  6,342   $  3,821
                                                       ========   ========   ========

Computation of basic and diluted earnings per share:
  Net income .......................................   $  7,230   $  6,342   $  3,821
  Preferred stock dividends ........................         --         --       (156)
                                                       --------   --------   --------
  Net income applicable to common stock ............   $  7,230   $  6,342   $  3,665
                                                       ========   ========   ========
Basic earnings per share ...........................   $    .20   $    .20   $    .14
                                                       ========   ========   ========
Shares used in computing basic earnings per share ..     36,196     32,016     25,904
                                                       ========   ========   ========
Diluted earning per share ..........................   $    .19   $    .19   $    .13
                                                       ========   ========   ========
Shares used in computing diluted earnings per share      38,262     34,212     27,840
                                                       ========   ========   ========

           See accompanying notes to consolidated financial statements

                    MACROVISION CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)


                                                                                                        Additional   Stockholder
                                                         Preferred stock             Common stock         paid-in      notes
                                                     Shares        Amount       Shares        Amount      capital     receivable
                                                   ----------    ----------    ----------   ----------   ----------   ----------
Balances as of December 31, 1996 ...............    5,505,728    $        6    15,807,036   $       16   $    9,513   $     (157)
  Comprehensive income
    Net income .................................
    Other comprehensive income:
      Translation adjustment ...................
      Unrealized gain (loss) in investments, net

  Total comprehensive income ...................

  Conversion of preferred stock to common
    Stock ......................................   (5,505,728)           (6)    5,505,728            6           --           --
  Issuance of common stock in initial public
    offering, net of issuance costs of $1,531 ..           --            --     7,056,064            7       13,227           --
  Issuance of common stock upon exercise of
    options ....................................           --            --       445,368           --          288           --
  Issuance of common stock under stock
    purchase plan ..............................           --            --        46,584           --           89           --
  Cash dividends of $.01875 per share ..........           --            --            --           --           --           --
  Payment on stockholder note receivable .......           --            --            --           --           --           26
  Amortization of deferred stock compensation ..           --            --            --           --           --           --
  Tax benefit associated with stock plans ......           --            --            --           --          138           --
                                                   ----------    ----------    ----------   ----------   ----------   ----------
Balances as of December 31, 1997 ...............           --    $       --    28,860,780   $       29   $   23,255   $     (131)
                                                   ----------    ----------    ----------   ----------   ----------   ----------
  Comprehensive income:
    Net income .................................
    Other comprehensive income
    Translation adjustment .....................
    Unrealized gain in investments, net ........

  Total comprehensive income ...................

  Issuance of common stock in secondary public
    offering, net of issuance costs of $438 ....           --            --     5,460,000            5       27,867           --
  Issuance of common stock upon exercise of
    options ....................................           --            --       741,344            1          560           --
  Issuance of common stock under stock
    purchase plan ..............................           --            --       148,156           --          292           --
  Payment on stockholder note receivable .......           --            --            --           --           --           53
  Amortization of deferred stock compensation ..           --            --            --           --           --           --
  Tax benefit associated with stock plans ......           --            --            --           --          617           --
                                                   ----------    ----------    ----------   ----------   ----------   ----------
Balances as of December 31, 1998 ...............           --    $       --    35,210,280   $       35   $   52,591   $      (78)
                                                   ----------    ----------    ----------   ----------   ----------   ----------
                                                                    Accumulated
                                                                      other                (Accumulated              Total
                                                   Deferred stock  comprehensive        deficit) retained        stockholders'
                                                    compensation       loss                  earnings               equity
                                                      ----------    ----------              ----------             ----------
Balances as of December 31, 1996 ...............      $     (240)   $     (135)              $  (2,931)            $    6,072
  Comprehensive income
    Net income .................................                            --                   3,821                  3,821
    Other comprehensive income:
      Translation adjustment ...................                           (83)                                           (83)
      Unrealized gain (loss) in investments, net                             4                                              4
                                                                    ----------                                     ----------
  Total comprehensive income ...................                           (79)                                         3,742
                                                                    ----------                                     ----------
  Conversion of preferred stock to common
    Stock ......................................              --            --                      --                     --
  Issuance of common stock in initial public
    offering, net of issuance costs of $1,531 ..              --            --                      --                 13,234
  Issuance of common stock upon exercise of
    options ....................................              --            --                      --                    288
  Issuance of common stock under stock
    purchase plan ..............................              --            --                      --                     89
  Cash dividends of $.01875 per share ..........              --            --                    (156)                  (156)
  Payment on stockholder note receivable .......              --            --                      --                     26
  Amortization of deferred stock compensation ..             144            --                      --                    144
  Tax benefit associated with stock plans ......              --            --                      --                    138
                                                      ----------    ----------              ----------             ----------
Balances as of December 31, 1997 ...............      $      (96)   $     (214)             $      734             $   23,577
                                                      ----------    ----------              ----------             ----------
  Comprehensive income:
    Net income .................................                            --                   6,342                  6,342
    Other comprehensive income
    Translation adjustment .....................                           (12)                                           (12)
    Unrealized gain in investments, net ........                           144                                            144
                                                                    ----------                                     ----------
  Total comprehensive income ...................                           132                                          6,474
                                                                    ----------                                     ----------
  Issuance of common stock in secondary public
    offering, net of issuance costs of $438 ....              --            --                      --                 27,872
  Issuance of common stock upon exercise of
    options ....................................              --            --                      --                    561
  Issuance of common stock under stock
    purchase plan ..............................              --            --                      --                    292
  Payment on stockholder note receivable .......              --            --                      --                     53
  Amortization of deferred stock compensation ..              96            --                      --                     96
  Tax benefit associated with stock plans ......              --            --                      --                    617
                                                      ----------    ----------              ----------             ----------
Balances as of December 31, 1998 ...............      $       --    $      (82)             $    7,076             $   59,542
                                                      ----------    ----------              ----------             ----------


                                                                                                        Additional   Stockholder
                                                        Preferred stock             Common stock         paid-in       notes
                                                     Shares        Amount       Shares        Amount      capital     receivable
                                                   ----------    ----------    ----------   ----------   ----------   ----------
  Comprehensive income
    Net income ...............................
    Other comprehensive income:
    Translation adjustment ...................
    Unrealized gain in investments, net of tax
  Total comprehensive income .................

  Issuance of common stock upon exercise of
    options ..................................             --            --    1,087,122             1        1,297           --
  Issuance of common stock under stock
    purchase plan ............................             --            --       94,784            --          331           --
  Issuance of common stock for payment of
    director fees under the stock option plan              --            --        2,000            --           25           --
  Issuance of common stock in acquisition of
    C-Dilla Ltd ..............................             --            --      436,796            --        5,073           --
  Issuance of options in acquisition of
    C-Dilla Ltd ..............................             --            --           --            --        1,829           --
  Payment on stockholder note receivable .....                                                                                78
  Tax benefit associated with stock plans ....             --            --           --            --        2,407           --
                                                   ----------    ----------   ----------    ----------   ----------   ----------
Balances as of December 31, 1999 .............             --    $       --   36,830,982    $       36   $   63,553   $       --
                                                   ==========    ==========   ==========    ==========   ==========   ==========
                                                                   Accumulated
                                                                      other                (Accumulated              Total
                                                  Deferred stock  comprehensive        deficit) retained        stockholders'
                                                   compensation       loss                  earnings               equity
                                                     ----------    ----------              ----------             ----------
  Comprehensive income
    Net income ...............................                                                 7,230                   7,230
    Other comprehensive income:
    Translation adjustment ...................                           132                                             132
    Unrealized gain in investments, net of tax                         25,115                                         25,115
                                                                   ----------                                     ----------
  Total comprehensive income .................                         25,247                                         25,247
                                                                   ----------                                     ----------
  Issuance of common stock upon exercise of
    options ..................................               --            --                      --                  1,298
  Issuance of common stock under stock
    purchase plan ............................               --            --                      --                    331
  Issuance of common stock for payment of
    director fees under the stock option plan                --            --                      --                     25
  Issuance of common stock in acquisition of
    C-Dilla Ltd ..............................               --            --                      --                  5,073
  Issuance of options in acquisition of
    C-Dilla Ltd ..............................               --            --                      --                  1,829
  Payment on stockholder note receivable .....                             --                      --                     78
  Tax benefit associated with stock plans ....               --            --                      --                  2,407
                                                     ----------    ----------              ----------             ----------
Balances as of December 31, 1999 .............       $       --    $   25,165              $   14,306             $  103,060
                                                     ==========    ==========              ==========             ==========

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  Year ended December 31,
                                                                              --------------------------------
                                                                                1999        1998        1997
                                                                              --------    --------    --------
Cash flows from operating activities:
  Net income ..............................................................   $  7,230    $  6,342    $  3,821
  Adjustments to reconcile net income to net cash provided by continuing operations:
    Depreciation and amortization .........................................      2,554         931       1,156
    Amortization of prepaid future royalties to C-Dilla Ltd ...............        166         143          --
    Deferred income taxes .................................................     (3,050)        (34)       (683)
    Amortization of deferred stock compensation ...........................         --          96         144
    Loss on disposal of fixed assets ......................................         15          17         105
    Tax benefit from employee stock plans .................................      2,408         617         138
    In process research and development ...................................      4,286          --          --
    Change in provision for accounts and notes receivable .................        146         123         467
    Changes in operating assets and liabilities:
        Accounts receivable, inventories, and other current assets ........     (5,769)       (958)     (2,408)
        Accounts payable, accrued expenses, deferred revenue, and income
          taxes payable ...................................................      3,843         482        (221)
        Other .............................................................        132         (12)        (83)
                                                                              --------    --------    --------
            Net cash provided by operating activities .....................     11,961       7,747       2,436
                                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of long-term marketable investment securities .................    (11,578)    (19,495)     (1,763)
  Purchases of short-term investments .....................................    (39,513)    (56,527)    (51,737)
  Sales or maturities of long-term marketable investments .................     24,218       2,541          --
  Sales or maturities of short-term investments ...........................     30,838      44,957      40,500
  Acquisition of property and equipment ...................................       (386)       (285)       (571)
  Payments for patents and other intangibles ..............................       (541)       (666)       (332)
  Proceeds from related party receivable ..................................         --         310          --
  Acquisition of C-Dilla Ltd., net of cash acquired .......................    (11,960)         --          --
  Investment in C-Dilla Ltd., Command Audio, Digimarc and AudioSoft .......     (3,601)     (4,053)     (3,480)
  Prepaid future royalties to C-Dilla Ltd .................................         --      (1,015)         --
  Other, net ..............................................................         62          15         (67)
                                                                              --------    --------    --------
            Net cash used in investing activities .........................    (12,461)    (34,218)    (17,450)
                                                                              --------    --------    --------
Cash flows from financing activities:
  Payments on capital lease obligations ...................................       (112)       (108)       (105)
  Payments on debt ........................................................       (247)         --          --
  Proceeds from issuance of common stock upon exercise of options .........      1,298         561         288
  Proceeds from issuance of common stock under employee stock purchase plan        331         292          89
  Proceeds from issuance of common stock for director fees ................         25          --          --
  Payment of stockholder note receivable ..................................         78          53          26
  Proceeds from sale of common stock, net of issuance costs and payments of
    deferred offering costs ...............................................        (69)     27,872      13,777
  Cash dividends ..........................................................         --          --        (156)
                                                                              --------    --------    --------
            Net cash provided by financing activities .....................      1,304      28,670      13,919
                                                                              --------    --------    --------
Net (decrease) increase in cash and cash equivalents ......................        804       2,199      (1,095)
Cash and cash equivalents at beginning of year ............................      3,513       1,314       2,409
                                                                              --------    --------    --------
Cash and cash equivalents at end of year ..................................   $  4,317    $  3,513    $  1,314
                                                                              ========    ========    ========
Cash paid during the year:
    Interest ..............................................................   $     10    $     11    $     12
                                                                              ========    ========    ========
    Income taxes ..........................................................   $  3,377    $  3,209    $  2,364
                                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(1) The Company and Summary of Significant Accounting Policies

The Company

      Macrovision Corporation (the "Company") was formed in 1983 and designs, develops and markets video copy protection and rights management technologies that provide copy protection for motion pictures and other proprietary content stored on videocassettes, DVDs or other media or is transmitted by cable, satellite or microwave transmission or through the Internet. In 1998, the Company broadened its focus to include the copy protection of other media, including multimedia computer software on CD-ROMs. The Company is headquartered in Sunnyvale, California and has subsidiaries in the United Kingdom and Japan.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      In August 1999 and March 2000, the Company issued one additional share for every share outstanding, thus effecting a 2 for 1 stock split. All share and per share information presented have been retroactively adjusted for the effect of both such stock splits.

Cash, Cash Equivalents, and Investments

      The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consisted of government bonds, government agency securities and corporate securities. All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

      Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. In December 1999, Digimarc, in which the Company has a minority interest of 924,475 shares, consummated an initial public offering for which the fair market valuation as of December 31, 1999 is classified as long-term marketable investment securities on the consolidated balance sheet. As of December 31, 1999 and 1998, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, a separate component of stockholders' equity.

      Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

      The following is a summary of available-for-sale securities (in thousands):

                                                                  December 31,
                                                              ------------------
                                                                 1999       1998
                                                              -------    -------
Cash equivalents -- money market funds ...................    $ 2,951    $ 3,098
Investments:
  Corporate preferred certificates .......................      2,000         --
  Municipal preferred certificates .......................      2,000      1,000
  United States government bonds and agency securities ...     33,469     40,672
  Equity investments .....................................     46,224         --
                                                               83,693     41,672
                                                              -------    -------
                                                              $86,644    $44,770
                                                              =======    =======

      As of December 31, 1999 and 1998 government bond securities and equity investments totaling $52.2 million and $18.8 million respectively, are classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

      As of December 31, 1999 and 1998, the difference between the fair value and the amortized cost of available-for-sale securities was a gain of $42,634,000 and $148,000, respectively. These unrealized gains, net of deferred income tax, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income. As of December 31, 1999 and 1998 the weighted average portfolio duration and contractual maturity for the government bonds was approximately eight months and ten months, respectively.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

      Property and equipment, including significant improvements, are recorded at cost. The Company computes depreciation for all property and equipment using the straight-line method. The estimated useful lives of assets range from three to five years. Amortization of furniture, fixtures and equipment recorded under capital leases is computed over the shorter of the lease term or the estimated useful life of the equipment.

Patents

      Patent application costs of $1.5 million and $1.4 million as of December 31, 1999 and 1998, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

Other Intangible Assets

      Other intangibles include the fair value of developed technology, workforce, noncompete agreements and goodwill associated with the acquisition of C-Dilla. The Company amortizes such intangibles on a straight-line basis over three to seven years based on expected lives of the associated assets.

      The Company reviews intangible assets for impairment based on a comparison of the undiscounted expected future cash flows of the products relating to the acquisition to the carrying value of associated intangibles. Accordingly, if the Company were unable to generate sufficient revenues from its acquired technology, goodwill and other intangibles would be adjusted through earnings to reflect its net realizable value.

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

Other Assets

      The Company owns a minority interest in AudioSoft International SA ("AudioSoft") a developer of secure e-music delivery technology and copyright management royalty reporting systems and Command Audio, a developer of audio-on-demand technology, and accounts for such investments under the cost method. In February 1998, the Company acquired a minority interest in C-Dilla Ltd., a developer of copy protection and rights management technologies for CD-ROM and Internet-delivered software products. In June 1999, the Company acquired the remaining shares of C-Dilla Ltd (See Note 7 to Consolidated Financial Statements). In December 1999, Digimarc (NASDAQ symbol DMRC), in which the Company has a minority interest, consummated an initial public offering of 4,000,000 shares at a price of $20. The Company did not participate in the offering and currently holds 924,475 shares of Digimarc. The fair market value of shares held in Digimarc as of December 31, 1999 is included in long-term marketable investment securities because of the Company's intent to hold its Digimarc investment for the long-term. Other-than-temporary declines in the fair value of these investments are included in the consolidated statements of income. No such declines have been recorded in any of the years presented. See
Note 2 to Notes to Consolidated Financial Statements.

Revenue Recognition

      Advanced license fees attributable to minimum copy quantities or shared revenues are deferred until earned. Revenue from the duplication of videocassettes and the replication of digital versatile discs ("DVDs") and CD-ROMs is earned based upon reported or estimated volume of each or, in the case of agreements with minimum guaranteed payments with no specified volume, on a straight-line basis over the life of the agreement. Retroactive credits on certain agreements that contain pricing adjustments or return provisions are accrued based upon anticipated respective unit volumes. Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital pay-per-view ("PPV"), cable and satellite system operators, and set-top decoder manufacturers, is recognized upon persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable. Royalty revenue associated with technology licenses is recognized when earned based upon reported unit sales or transaction based fees. In fiscal 1999, the Company began recognizing royalty revenue associated with PPV set top boxes on an as reported basis rather than based on estimates. The change in estimate resulted in approximately $350,000 reduction in 1999 revenue. This change did not have a material effect on the current year financial statements. Revenues from the sales of encoders, decoders, and systems incorporating the Company's video copy protection and scrambling technologies are recognized upon shipment provided that the Company has no significant additional performance obligations.

Cost of Revenues

      The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company's video copy protection and software copy protection technologies. The Company has agreed to pay these licensees a specified fixed service fee or on a per unit basis utilizing the Company's copy protection technologies to help offset the cost of operating the Company's copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. These service fees amounted to $722,000, $428,000 and $362,000 for 1999, 1998 and 1997 respectively.

      Cost of revenues includes outside legal costs of $715,000, $227,000 and $70,000 in 1999, 1998 and 1997, respectively, associated with litigation to enforce the Company's patents. Amortization of patents is also included in cost of revenues.

      Prior to the acquisition of C-Dilla by the Company in June 1999, the Company had an exclusive worldwide Software Marketing License and Development Agreement with C-Dilla to market, in the consumer multimedia software market, C-Dilla's proprietary copy protection technology. Pursuant to the agreement, the Company made royalty payments to C-Dilla of between 30% to 45% of revenues from sales of software products incorporating C-Dilla's technology. These royalty amounts were charged to cost of revenues when incurred and were approximately $221,000 and $191,000 for 1999 and 1998, respectively.

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

Foreign Currency Translation and Transactions

      The functional currency for the Company's foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using a weighted average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Business and Concentration of Credit Risk

      The Company sells its video scrambling products and licenses its video copy protection, CD-ROM copy protection and video scrambling technologies to customers in the home videocassette, DVD, pay-per-view, cable, satellite, corporate communication markets and multimedia software markets primarily in the United States, Europe, Japan, and the Far East. In 1999, 34.1% of the Company's business is attributed to the licensing of its video copy protection technology through Motion Picture Association of America ("MPAA") movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios continued success in the production and distribution of movies utilizing the company's technology. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. The Company's video scrambling technologies are utilized in analog cable Pay TV decoders, in encoders and decoders in private analog satellite networks for business communications, education, and special interest entertainment and in scrambling systems in the government, military, and law enforcement markets. In addition, 45.6%, 44.5% and 46.5% of the Company's sales in 1999, 1998 and 1997, respectively, are from export or foreign operations. The Company's business has been and may continue to be negatively impacted by foreign economic conditions such as the Southeast Asian and Latin American economic problems.

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality financial institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments, the recency of entering into such instruments, the recency of additional rounds of financing for AudioSoft and CAC or the ending price of shares as represented on a national exchange for the Company's investment Digimarc.

      The Company performs ongoing credit evaluations of its customers. No one customer accounted for more than 10% of net revenue for the year ended December 31, 1999. One customer accounted for 12% of net revenue for the year ended December 31, 1998. Another customer accounted for 11% of net revenue for the year ended December 31, 1997. At December 31, 1999 receivables from two customers aggregated approximately 24.5% of net accounts receivable. At December 31, 1998 receivables from one customer represented 16% of net accounts receivable.

Earnings Per Share (EPS)

      Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be antidilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In August, 1999 and March, 2000, the Company issued one additional share for every share outstanding, thus affecting a 2 for 1 stock splits. All share information presented has been retroactively adjusted for the effect of both such stock splits. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                                 December 31,
                                                                          ------------------------
                                                                           1999     1998     1997
                                                                          ------   ------   ------
Basic EPS-- weighted average number of common shares outstanding ......   36,196   32,016   25,904
Effect of dilutive common equivalent shares-- stock options outstanding    2,066    2,196    1,936
                                                                          ------   ------   ------
Diluted EPS-- weighted average number of common shares and
  common equivalents shares outstanding ...............................   38,262   34,212   27,840
                                                                          ======   ======   ======

      In 1999, 1998 and 1997, the average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, totaled 40,000, 6,000 and 15,000 shares, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled $1.1 million, $879,000 and $537,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Stock Based Compensation

      The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.

Recent Accounting Pronouncements

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company adopted SOP No. 98-1 on January 1, 1999, with no material effect on financial position or results of operations.

      In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The Company adopted SOP No. 98-5 on January 1, 1999, with no material effect on financial position or results of operations.

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

      In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133", which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 133 for its first quarter of fiscal 2001. The Company has not determined the impact that SFAS No. 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of the initial adoption.

(2) Financial Statement Details

Inventories

      Inventories consisted of the following (in thousands):

                                                                  December 31,
                                                             -------------------
                                                             1999           1998
                                                             ----           ----
Raw materials ....................................           $ 72           $138
Work in progress .................................             26             --
Finished goods ...................................             80            187
                                                             ----           ----
                                                             $178           $325
                                                             ====           ====
Property and Equipment, Net

      Property and equipment consisted of the following (in thousands):

                                                                   December 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
Machinery and equipment ................................      $3,446      $2,968
Leasehold improvements .................................       1,071         950
Furniture and fixtures .................................         669         444
                                                              ------      ------
                                                               5,186       4,362
Less accumulated depreciation and amortization .........       3,531       3,065
                                                              ------      ------
                                                              $1,655      $1,297
                                                              ======      ======

      Equipment recorded under capital leases aggregated $518,000 with related accumulated amortization of $433,000 and $337,000 as of December 31, 1999 and 1998, respectively.

Other Assets

      See Note 7 of Notes to Consolidated Financial Statements for a description of the Company's investment in C-Dilla Ltd.

      During 1997, the Company invested an additional $2.0 million in Command Audio ("CAC") as part of various external rounds of third-party financing by CAC thus maintaining its 19.8% ownership. In 1998, the Company invested $500,000 in CAC in connection with a round of external third-party financing obtained by CAC. This investment by the Company was less than the 19.8% of the total investment financing made and thus reduced the Company's previous of CAC to 11.9%. Subsequently, CAC paid in full the note due the Company including accrued interest. In December 1999, the Company converted its convertible bridge loan in the amount of $836,733 and accrued interest to CAC into equity shares as part of a round of third-party financing. As of December 31, 1999, the Company owns approximately 7.8% equity in CAC. The Company does not have the ability to exert significant influence over CAC.

      In December 1997, the Company invested $1.5 million in Digimarc in exchange for shares of Digimarc's preferred stock. In June 1999, the Company invested an additional $2.0 million in Digimarc in connection with a third-party financing obtained by Digimarc. In December 1999, Digimarc (NASDAQ symbol DMRC), consummated an initial public offering of 4,000,000 shares at a price of $20. The Company did not participate in the offering and currently holds 924,475 shares of Digimarc. As of December 31, 1999, the fair market value of the shares held in Digimarc is included in long-term marketable investment securities. Digimarc is a company that was founded in 1995 and headquartered in Portland, Oregon. Its products include proprietary digital watermarking technology used in information embedding, enabling image identification, copyright protection and facilitating electronic commerce.

      In August 1999, the Company acquired a 7.3% ownership interest in AudioSoft, a developer of secure e-music delivery technology and copyright management royalty reporting systems. The Company does not have the ability to exert significant influence over AudioSoft. The Company has committed to invest an additional $750,000 should Audiosoft attain certain commercial milestones by March 31, 2000. In addition, the Company entered into a consulting agreement with AudioSoft to provide technical, business and strategic consulting to AudioSoft over a term of one year. The Company will receive a fixed fee of $500,000 from AudioSoft payable in four equal installments ending May 1, 2000, and recognized the associated revenue based on consulting hours provided to AudioSoft.

      The Company intends to hold its investments for the long-term and monitors the recoverability of these investments based on management's estimates of the net realizable value based on the achievements of milestones in business plans and third-party financings. The carrying amounts of such investments, which are accounted for on the cost basis, are as follows (in thousands):

                                                                 December 31,
                                                           ---------------------
                                                             1999           1998
                                                           ------         ------
Investment in CAC ................................         $3,688         $2,837
Investment in Digimarc ...........................             --          1,500
Investment in C-Dilla ............................             --          3,553
Investment in AudioSoft ..........................            750             --
Prepayment of royalties to C-Dilla ...............             --            872
Deposits and other assets ........................             86            148
                                                           ------         ------
                                                           $4,524         $8,910
                                                           ======         ======

Accrued Expenses

      Accrued expenses consisted of the following (in thousands):

                                                                December 31,
                                                         -----------------------
                                                          1999             1998
                                                         ------           ------
Accrued compensation .........................           $2,890           $1,810
Accrued professional fees ....................              527              308
Accrued credits ..............................              437               --
Other accrued liabilities ....................              872              573
                                                         ------           ------
                                                         $4,726           $2,691
                                                         ======           ======

Interest and Other Income (Expense), Net

      Interest and other income (expense), net, consisted of the following (in thousands):

                                                 Year ended December 31,
                                        ---------------------------------------
                                          1999            1998            1997
                                        -------         -------         -------
Interest income ................        $ 1,499         $ 1,062         $   513
Interest expense ...............            (10)            (11)            (12)
Other ..........................            114              51             (23)
                                        -------         -------         -------
                                        $ 1,603         $ 1,102         $   478
                                        =======         =======         =======

Valuation and Qualifying Accounts (in thousands)

                                          Balance at   Charged to
                                         Beginning of   Costs and                Balance at
                                            Period      Expenses    Deductions  End of Period
                                           -------      --------    ----------  -------------
Allowance for doubtful accounts:
  1997 .................................   $   267         553          136       $   684
  1998 .................................   $   684         193           40       $   838
  1999 .................................   $   838         353          207       $   984

Supplemental Cash Flow Information

      Supplemental cash flow information related to noncash investing and financing activities is as follows (in thousands):

                                                         Year ended December 31,
                                                         -----------------------
                                                          1999     1998    1997
                                                         -------   ----   ------
Conversion of preferred stock into common stock ......        --     --   $7,433
                                                         =======   ====   ======
Stock issued for C-Dilla Ltd .........................   $ 5,073     --       --
                                                         =======   ====   ======
Issuance of options in acquisition of C-Dilla Ltd ....   $ 1,829     --       --
                                                         =======   ====   ======
Unrealized gain on investments, net of tax ...........   $25,115     --       --
                                                         =======   ====   ======

(3) Transactions with Related Parties

      In 1996, the Company divested itself of CAC and records its current investment in CAC based upon its historical cost adjusted for losses incurred by CAC through the date in which it ceased having significant influence over CAC. The Company intends to hold this investment for the long-term and evaluates the recoverability of this investment based on successive rounds of third-party financing obtained by CAC. The investment is classified in other assets in the accompanying consolidated balance sheet as of December 31, 1999 and 1998 (See
Note 2 to the Consolidated Financial Statements). The Company is not obligated by contract to provide future funding to Command Audio and does not have the ability to exert significant influence over the financial and operating policies of CAC. The Company accounts for this investment by the cost method.

      In August 1999, the Company entered into a consulting agreement with AudioSoft, in which it has approximately a 7.3% ownership interest. Under the agreement, the Company is to provide technical, business and strategic consulting to AudioSoft over a term of one year. The Company will receive a fixed fee of $500,000 from AudioSoft payable in four equal installments ending May 1, 2000, and recognizes the associated revenue based on consulting hours provided to AudioSoft. As of December 31, 1999, the Company recorded approximately $105,000 in revenue under the agreement.

      The Company and JVC are parties to a Technology Application Agreement dated November 29, 1988 (the "Application Agreement"), a Duplicator Agreement dated June 1, 1988 (the "Duplicator Agreement") and an Agreement dated July 15, 1994 (the "Video Agreement"). Pursuant to the Application Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by

JVC. Pursuant to the Duplicator Agreement, JVC has applied the Company's copy protection process to prerecorded videocassettes manufactured and distributed in Japan bycertain of the Company's licensees. Pursuant to the Video Agreement, JVC developed a prototype of equipment to apply a copy protection process to prerecorded videocassettes, and granted the Company exclusive rights to purchase such equipment from JVC for resale and to sublicense the copy protection technology for use with the equipment. For the years ended December 31, 1999, 1998 and 1997 the Company recorded revenue from JVC of approximately $410,000, $211,000 and $234,000, respectively, and recorded expenses payable to JVC of approximately $69,000, $36,000 and $22,000, respectively under these agreements.

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

      During 1997, the Company entered into several agreements with JVC or its wholly owned subsidiaries including a Copy Protection Technology License Agreement, a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology, and a Replicator Agreement. The terms and conditions of these agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from JVC of approximately $3,000, $6,000, and $59,000 during the year ended December 31, 1999, 1998 and 1997, respectively.

      In 1998, the Company entered into a Copy Protection Technology Application and Duplicator Agreement with JVC and a third party duplicator by which JVC agrees to pay all fees to Macrovision on behalf of the duplicator. The terms and conditions of such agreements are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. Under this contract, the Company has recorded $5,000 and no revenue during the year ended December 31, 1999 and 1998. The contract was terminated in 1999.

      In 1998, the Company's current subsidiary, C-Dilla, and JVC Disc America, a JVC subsidiary, entered into an Authorised Safedisc Mastering and Replication Service Agreement. The terms and conditions of such agreement are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. No revenues are generated from this agreement and Macrovision pays JVC Disc America an insignificant service fee per unit mastered or replicated.

      In 1999, the Company and JVC entered into a Component Supplier Non-Assertion and Technical Services Agreement. The terms and conditions of such agreement are not more favorable to JVC or its subsidiaries than the terms offered to other unrelated parties. JVC has paid Macrovision a $15,000 fee under this agreement.

      In 1996 and 1997, the Company entered into agreements with Matsushita, which owns approximately 52% of JVC, including a Copy Protection Technology License Agreement, a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology and a Component Supplier Non-Assertion and Technical Services Agreement. The terms and conditions of this agreement are not more favorable to Matsushita or its subsidiaries than the terms offered to other unrelated parties. The Company recorded revenues from Matsushita of approximately $186,000, $148,000 and $111,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

      In 1998, the Company entered into agreements with Matsushita including an Authoring and Replicator Agreement and a DVD Copy Protection Technology Application Agreement. The terms and conditions of such agreements are not more favorable to Matsushita or its subsidiaries than the terms offered to other unrelated parties. The Company has recorded revenue from Matsushita of approximately $49,000 and none during the years ended December 31, 1999 and 1998 and minimal service fees pursuant to these contracts.

      In February, 1998, the Company entered into a Software Marketing License and Development Agreement with C-Dilla Ltd. under which it has obtained, for an initial five-year term, the world-wide exclusive license to market, in the consumer multimedia software market, C-Dilla Ltd.'s proprietary copy protection technology. In February 1998, C-Dilla Ltd. also agreed to reimburse the Company for specific marketing related expenses up to

$500,000. As of December 31, 1998 the Company had received the full amount reimbursable, under the co-marketing agreement with C-Dilla Ltd.

(4) Stockholders' Equity

Series A Convertible Preferred Stock

      The Company's Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.

Restricted Stock

      On June 7, 1996, the Company issued 233,332 shares of common stock at a price of $0.675 per share pursuant to a restricted stock purchase agreement to an officer of the Company in exchange for a full recourse promissory note secured by the shares in the principal amount of $157,000. Interest accrued at the rate of 6.58% per annum. Principal and accrued interest, if any, were due and payable on June 7, 2001. The Company had the right to repurchase the stock at the original sales price upon the termination of the purchaser's employment with the Company. The repurchase right lapsed at a rate of 1/6 after June 7, 1997, 1/3 after June 7, 1998, and 1/2 after June 7, 1999. As of December 31, 1998, there were 116,668 shares subject to the repurchase right and the remaining principal of the note was $78,000. As of December 31, 1999, there were no shares subject to the repurchase right and the note had been paid in full.

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

      Pursuant to the Equity Incentive Plan, the Company's Board of Directors has reserved 5,088,888 shares of common stock for issuance. In May 1998, an additional 1,600,000 shares were reserved by approval of the Board of Directors and stockholders. The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Options granted under the Equity Incentive Plan will have a maximum term of ten years and generally vest over three years at the rate of 1/6, 1/3 and 1/2, respectively.

      In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 560,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's initial public offering in March, 1997. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 1999, 1998 and 1997, the Company issued 94,784, 148,156 and 46,584 shares, respectively, pursuant to the Purchase Plan.

      In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 240,000 shares of common stock for issuance thereunder. The Directors Plan provides for the initial grant of a nonqualified option to purchase 10,000 shares of common stock on the date the eligible director first becomes a director and the additional grant of a nonqualified option to purchase 6,000 shares of Common Stock annually thereafter. Options will vest at the rate of 2.08% per month so long as the director continues to serve on the Board on such dates. The Company's stockholders approved the Directors Plan in February 1997. On April 23, 1999, the Board of Directors approved the following changes to the "Macrovision Corporation 1996 Directors Stock Option Plan" and outside directors' compensation.

1. The initial option grant to new outside directors will increase from 10,000 to 20,000 shares.

2. The option granted on each outside director's anniversary date after the initial option grant will increase from 6,000 to 15,000 shares.

3. The vesting for all such options will be monthly over a 3 year period (reduced from 4 years).

4. Each outside director will be paid in addition to meeting fees, a retainer of $10,000 in stock or at the director's option, in equal amounts of cash and stock, on an annual basis.

      During 1999, 1998 and 1997, the Company granted options to purchase 90,000, 36,000 and 60,000 shares, respectively, of common stock.

      The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for its plans because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for options and restricted stock granted in May and June 1996. With respect to the options and restricted stock granted in May and June 1996, the Company has recorded deferred stock compensation of $231,000 for the difference at the grant date between the exercise price and the fair value, as determined by an independent valuation, of the restricted stock and the common stock underlying the options. This amount was amortized on a straight-line basis over the vesting period of the individual options and restricted stock.

      If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                             Year ended December 31,
                                                       ---------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   ---------
Net income                        As reported          $   7,230   $   6,342   $   3,821
                                  Adjusted pro forma       2,399       5,091       3,388

Basic net income per share        As reported                .20         .20         .14
                                  Adjusted pro forma         .07         .16         .13

Diluted net income per share      As reported                .19         .19         .13
                                  Adjusted pro forma         .06         .15         .12

      Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

      The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for options and the ESPP plan:

                                                Year ended December 31,
                                            ------------------------------
                                            1999         1998         1997
                                           ------       ------       ------
Option Plans:
Dividends ...........................       None         None         None
Expected term .......................    4.32 years   4.34 years   4.56 years
Risk free interest rate .............      5.62%        6.45%        6.07%
Volatility rate .....................      71.7%        66.8%        64.7%

ESPP Plan:
Dividends ...........................       None         None         None
Expected term .......................    1.25 years   1.25 years   1.25 years
Risk free interest rate .............      5.92%        5.47%        5.42%
Volatility rate .....................      65.7%        62.6%        62.4%

Activity under the Company's option plans is as follows:

                                                        Number of    Weighted-average
                                                         shares      exercise price
                                                        ----------   ---------------
Outstanding as of December 31, 1996 .................    2,802,260    $     0.75
Granted .............................................      504,616          2.96
Canceled ............................................      (68,136)         1.05
Exercised ...........................................     (445,368)          .65
                                                        ----------
Outstanding as of December 31, 1997 .................    2,793,372          1.16
Granted .............................................      825,580          4.28
Canceled ............................................      (51,088)         3.24
Exercised ...........................................     (741,344)         0.76
                                                        ----------
Outstanding as of December 31, 1998 .................    2,826,520          2.14
Granted .............................................    1,933,040         12.32
Canceled ............................................     (242,540)         5.56
Exercised ...........................................   (1,089,122)         1.22
                                                        ----------
Outstanding as of December 31, 1999 .................    3,427,898          7.92
                                                        ==========

                                                                                      December 31,
                                                                  -------------------------------------------
                                                                      1999            1998            1997
                                                                  -----------   -------------   -------------
Options exercisable at end of year .............................      859,106       1,394,916       1,516,168
Weighted average fair value of options granted during the period    $    7.72       $    2.50       $    1.72

      The following table summarizes information about fixed stock options outstanding as of December 31, 1999:

                                                 Outstanding                                 Exercisable
                                -----------------------------------------------    -----------------------------
                                             Weighted average                                         Weighted
                                 Number          remaining     Weighted average      Number            average
Range of exercise prices        of shares    contractual life   exercise price     exercisable     exercise price
------------------------        ---------    ----------------   --------------     -----------     --------------
$ 0.68 -  3.63                   957,202          5.79 years         $ 1.55          766,256            $1.16
$ 3.75 -  8.79                 1,291,828          8.76                 6.60           78,062             4.80
$ 9.63 - 12.91                   930,868          9.45                12.70           11,664             9.63
$18.66 - 23.32                   248,000          9.69                21.50            3,124            18.66
                               ---------                                            --------
                               3,427,898          8.19                 7.92          859,106             1.67
                               =========                                            ========

(5) Income Taxes

      Income taxes consisted of the following (in thousands):

                                                              December 31,
                                                  -----------------------------
                                                     1999       1998       1997
                                                  -------    -------    -------
Current:
  Federal .....................................   $ 3,135    $ 2,119    $ 2,031
  Foreign .....................................       500        354        383
  State .......................................       970        873        544
                                                  -------    -------    -------
    Total current .............................     4,605      3,346      2,958
                                                  -------    -------    -------
Deferred:
  Federal .....................................    (2,447)       (34)      (554)
  State .......................................      (604)        --       (129)
                                                  -------    -------    -------
    Total deferred ............................    (3,051)       (34)      (683)
                                                  -------    -------    -------
Charges in lieu of income taxes associated
   with the exercise of stock options .........     2,407        617        138
                                                  -------    -------    -------
                                                  $ 3,961    $ 3,929    $ 2,413
                                                  =======    =======    =======

      The Company's effective tax rate differs from the statutory federal tax rate as follows (in thousands):

                                                       Year ended December 31,
                                                  -----------------------------
                                                    1999       1998       1997
                                                  -------    -------    -------

Computed "expected" tax expense ...............   $ 3,817    $ 3,492    $ 2,120
State tax expenses, net of federal benefit ....       607        576        274
Tax credits ...................................      (287)      (304)       (87)
Foreign taxes .................................        45        192         47
Exempt interest ...............................      (482)      (320)      (144)
Other .........................................       261        293        203
                                                  -------    -------    -------
                                                  $ 3,961    $ 3,929    $ 2,413
                                                  =======    =======    =======

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                December 31,
                                                          ----------------------
                                                              1999          1998
                                                          --------        ------
Deferred tax assets:
  Accrued liabilities and reserves ................       $    724        $  826
  Allowance for doubtful accounts .................            402           341
  Depreciation and amortization ...................            524           483
  Deferred revenue ................................          1,351           502
  Goodwill ........................................          2,052            --
  Net operating losses ............................          1,440            --
                                                          --------        ------
    Total gross deferred tax assets ...............          6,493         2,152
Deferred tax liabilities:
  Patents .........................................            717           866
  Unrealized gains ................................         17,372            --
                                                          --------        ------
    Total gross deferred tax liabilities ..........         18,089           866
                                                          --------        ------
    Net deferred tax (liability) asset ............       $(11,596)       $1,286
                                                          ========        ======

      Net deferred tax liabilities as of December 31, 1999 include a deferred tax asset of approximately $1.4 million of net operating loss carryovers, which were acquired in the acquisition of C-Dilla. These net operating losses are available to offset the taxable net income of C-Dilla on its United Kingdom income tax returns.

      Net deferred tax liabilities as of December 31, 1999 also include a deferred tax liability of approximately $17.3 million related to net unrealized capital gains. The net unrealized capital gain relates primarily to the Company's investment in Digimarc.

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

      Future minimum lease payments pursuant to these leases as of December 31, 1999, were as follows (in thousands):

                                                            Capital   Operating
                                                             Lease     Leases
                                                            -------   ---------

2000 ....................................................     $77       $  601
2001 ....................................................      --          575
2002 ....................................................      --          328
2003 ....................................................      --           98
2004 and thereafter .....................................      --          121
                                                              ---       ------
Total ...................................................     $77       $1,723
                                                              ===       ======
Less amounts representing interest ......................       1
                                                              ---
Present value of minimum capital lease payments .........      76
Less current portion of capital lease liability .........      76
                                                              ---
Capital lease liability, net of current portion .........     $--
                                                              ===

      Rent expense was $566,000, $501,000, and $469,000 as of December 31, 1999,
1998 and 1997, respectively.

Employee Benefit Plan

      The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $10,000 in 1999. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan and had made no voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $2,000, $2,000 and $1,900 in 1999, 1998 and 1997,
respectively. Matching contributions aggregated $65,000, $60,000 and $54,000 for the year ended December 31, 1999, 1998 and 1997, respectively, and are fully vested after three years of service.

Strategic Investments

      As discussed in Note 2 to Consolidated Financial Statements, the Company is committed to invest an additional $750,000 in AudioSoft in the event AudioSoft attains certain commercial milestones by March 31, 2000.

(7) Acquisitions

      In June 1999, the Company acquired the remaining shares of C-Dilla Ltd., developers of copy protection and rights management technologies for CD-ROM and Internet-delivered software products. The Company paid approximately $12.8 million in cash and acquisition costs, 436,796 shares of the Company's stock valued at $5.1 million and option grants in Macrovision valued at $1.8 million. The Company previously invested approximately $3.6 million in C-Dilla. The transaction has been accounted for under the purchase method. The excess purchase price over the net tangible assets acquired was $22.5 million of which, based on management's estimates prepared in conjunction with a third party valuation consultant was allocated as follows (in thousands):

               In-process research and development .........     $   4,286
               Developed technology ........................         3,824
               Core technology .............................         7,844
               Acquired workforce ..........................           497
               Covenant not to compete .....................         1,788
               Goodwill ....................................         4,278
                                                                 ---------
                                                                 $  22,517
                                                                 =========

      In connection with the purchase of C-Dilla Ltd., the Company allocated $4.3 million of the $23.3 million total purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla Ltd. had five major copy protection projects in progress at the time of acquisition. These projects include a product which is being designed to protect DVD-

ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product which is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies. As of the acquisition date, costs to complete the development of the projects acquired were expected to be approximately $1.4 million. The Company currently expects to complete the development of these projects at various dates through fiscal 2001.

      The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

      The value assigned to purchased in-process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on cost incurred to date, importance of completed development tasks and elapsed portion of the total project time. A net revenue projection of $52.5 million beginning in the year 2000 through the year 2007 was used to value the in-process research and development. This projection is based on sales forecasts and adjusted to consider only the revenue related to achievements completed at the acquisition date. Net cash flow estimates include cost of goods sold, sales and marketing and general and administrative expenses and taxes forecasted based on historical operating characteristics. The estimated total costs are equal to approximately 78% of the projected revenue. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage and return on other intangibles. Appropriate risk adjusted discount rates ranging from 20% to 30% were used to discount the net cash flows back to their present values.

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

      The Company will amortize such intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, noncompete agreements and goodwill. If the identified projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

      The results of C-Dilla Ltd. and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition. In connection with the C-Dilla Ltd. acquisition, the purchase price has been allocated to the assets and liabilities assumed based upon fair values on the date of acquisition, as follows (in thousands):

      Current assets ........................................    $    675
      Property and equipment, net ...........................         521
      In-Process research and development ...................       4,286
      Deferred tax asset ....................................       1,440
      Intangibles associated with C-Dilla Ltd. acquisition ..      18,231
      Current liabilities ...................................      (1,888)
                                                                 --------
                                                                 $ 23,265
                                                                 ========

      The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 31, 1999 and 1998 assuming C-Dilla Ltd. had been acquired as of the beginning of the periods presented (in thousands, except per share data):

                                                     Year ended December 31,
                                                     -----------------------
                                                        1999       1998
                                                       -------   --------
      Net revenues .................................   $38,060   $ 25,728
      Net income attributed to common stockholders .   $ 8,454   $    (28)
      Basic net income per share ...................   $   .23   $     --
      Shares used in pro forma per share computation    36,396     32,452

      The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect the synergies that might be achieved from combined operations. The pro forma results exclude the write off associated with in-process research and development due to its non recurring nature.

(8) Segment and Geographic Information

      The Company operates in three industry segments as follows: Video Copy Protection, Computer Software/CD-ROM Copy Protection and Video Scrambling. The Company licenses its technologies to customers in the videocassette, DVD, digital pay-per-view markets and multimedia software markets. The Company also licenses products utilizing the Company's video scrambling technology. The Computer Software/CD-ROM Copy Protection licenses copy protection technology in the multimedia software market.

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

      The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:

                                                       Year ended December 31,
                                                   -----------------------------
                                                     1999       1998       1997
                                                   -------    -------    -------
Video Copy Protection .........................    $31,983    $22,626    $17,412
Computer Software/CD-ROM Copy Protection ......      4,754        344         --
Video Scrambling ..............................        548      1,464      2,739
Other .........................................        105         --        189
                                                   -------    -------    -------
Total .........................................    $37,390    $24,434    $20,340
                                                   =======    =======    =======

Operating Income:

                                                           Year ended December 31,
                                                       --------------------------------
                                                           1999        1998        1997
                                                       --------    --------    --------
Video Copy Protection ..............................   $ 25,026    $ 17,115    $ 12,509
Computer Software/CD-ROM Copy Protection ...........      1,157        (126)         --
Video Scrambling ...................................       (856)       (504)        309
Other ..............................................         78        (117)       (665)
                                                       --------    --------    --------
  Segment income ...................................     25,405      16,368      12,153
Research and development ...........................      4.402       2,578       2,248
General and administrative .........................      5,529       4,621       4,149
Amortization of intangibles from acquisition .......      1,600          --          --
In process research and development ................      4,286          --          --
                                                       --------    --------    --------
  Operating income .................................      9,588       9,169       5,756
  Interest and other income, net ...................      1,603       1,102         478
                                                       --------    --------    --------
  Income before taxes ..............................   $ 11,191    $ 10,271    $  6,234
                                                       ========    ========    ========

Depreciation and Amortization:

                                                           Year ended December 31,
                                                       --------------------------------
                                                           1999        1998        1997
                                                       --------    --------    --------
Video Copy Protection ..............................   $  1,799    $    311    $    451
Computer Software Copy Protection ..................         75          13          --
Video Scrambling ...................................        219         221         281
Other ..............................................         --          --          73
Research and development ...........................        297         206         169
General and administrative .........................        164         180         182
                                                       --------    --------    --------
Total ..............................................   $  2,554    $    931    $  1,156
                                                       ========    ========    ========

Information on Revenue by Significant Product Group:

                                                           Year ended December 31,
                                                       --------------------------------
                                                           1999        1998        1997
                                                       --------    --------    --------
Video Copy Protection:
  Videocassette ....................................   $ 15,877    $ 15,770    $ 12,616
  DVD ..............................................      8,629       3,096       1,084
  Pay-Per-View .....................................      7,477       3,760       3,712
Computer Software Copy Protection ..................      4,754         344          --
Video Scrambling:
  Video Scrambling Systems .........................         35         477         756
  Components & Licensing ...........................        513         987       1,983
Other ..............................................        105          --         189
                                                       --------    --------    --------
Total ..............................................   $ 37,390    $ 24,434    $ 20,340
                                                       ========    ========    ========
Information on Revenue by Geographic Areas:

                                                           Year ended December 31,
                                                       --------------------------------
                                                           1999        1998        1997
                                                       --------    --------    --------
United States ......................................   $ 20,350    $ 13,563    $ 10,878
Japan ..............................................      4,113       2,738       2,181
Export & Foreign Operations ........................     12,927       8,133       7,281
                                                       --------    --------    --------
Total Revenue ......................................   $ 37,390    $ 24,434    $ 20,340
                                                       ========    ========    ========

      Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees. Both the United States and Japan account for over 10% of the Company's revenues in 1999, 1998 and 1997. No one customer accounted for more than 10% of net revenue for the year ended December 31, 1999. One customer of the Video Copy Protection accounted for 12% of net revenues for the year ended December 31, 1998. Revenue from another customer of the Video Copy Protection accounted for 11% of net revenues for the year ended December 31, 1997. At December 31, 1999 receivables from two customers aggregated approximately 24.5% of net accounts receivable. At December 31, 1998 and 1997 receivables from one customer of the Video Copy Protection represented 16% and 25%, respectively, of net accounts receivable.

(9) Comprehensive Income (Loss)

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for displaying comprehensive income and its components.

      The components of accumulated other comprehensive income (loss) consist of the following items (in thousands):

                                            Balance at   Current
                                           Beginning of   Period    Balance at
                                              Period      Change   End of Period
                                            -----------   -------  ------------
Translation Gain (Loss):
  1999 ...................................    $(230)          132    $    (98)
  1998 ...................................    $(218)          (12)   $   (230)
  1997 ...................................    $(135)          (83)   $   (218)
Unrealized Gain (Loss) in Investments:
  1999 ...................................    $ 148        42,487    $ 42,635
  1998 ...................................    $   4           144    $    148
  1997 ...................................    $  --             4    $      4

      The tax effect on components of comprehensive income was an expense of $17,372,000 for 1999.

(10) Subsequent Events

a) In December 1999, the Company entered into a letter agreement with TTR Technologies Ltd, to develop and market a copy protection system, which will inhibit casual copying of Music CDs using dual-deck CD recorder systems and personal computer systems. The two companies intend to work cooperatively with encoder manufacturers and CD replicators to implement the manufacturing and quality control systems necessary to commercialize the jointly developed Music CD copy protection technology. In January 2000, as part of the strategic partnership agreement, the Company made an 11.4% equity investment in TTR in the amount of $4 million.

b) In January 2000, the Company consummated an offering ("offering") of 3,820,000 shares of its Common Stock, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by shareholders of the Company. All shares were sold for $53.438 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $146 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders.

c) In March 2000, the Company issued one additional share for every share outstanding, thus affecting a 2 for 1 stock split. All share information presented in Form 10-K has been retroactively adjusted for the effect of such stock split.

d) In March 2000, the Company made a $1.0 million strategic investment in RPK Security, Inc. ("RPK"). RPK develops encryption technology for high data flow Internet applications such as streaming media and digital communication. The investment will be accounted for on a cost basis.

e) In March 2000, the Company signed a letter of intent to acquire all outstanding shares and vested stock options of GLOBEtrotter for 11.2 million shares of Macrovision common stock. GLOBEtrotter is a San Jose, California based OEM supplier of business-to-business electronic licensing and license management techology to software vendors and a direct supplier of software asset management products to corporate customers worldwide. The acquisition is subject to completion of due diligence, the approval of the Company's board of directors and stockholders, regulatory approvals, and the completion of a definitive agreement.