Form 10-K/A
period 1999-12-31
MACROVISION CORP
filed 2000-04-28
CIK 1027443

FORM 10-K/A

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |X|

As of March 20, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $2,307,852,545.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 20, 2000, there were 40,136,566 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of Macrovision Corporation (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission ("SEC") are hereby amended and restated to read in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

      The executive officers and directors of Macrovision, and their ages and positions as of December 31, 1999, are as follows:

                                    Director/
                                     Officer
    Name                       Age    Since    Positions held with Macrovision
    ----                       ---    -----    -------------------------------

    John O. Ryan               54      1987    Chairman of the Board of
                                                 Directors, Chief Executive
                                                 Officer
    William A. Krepick         54      1995    President and Chief Operating
                                                 Officer and Director
    Ian R. Halifax             39      1999    Vice President, Finance and
                                                 Administration, Chief Financial
                                                 Officer and Secretary
    Richard S. Matuszak        56      1992    Vice President, Special Interest
                                                 Copy Protection and Director
    Mark S. Belinsky           42      1995    Senior Vice President, New
                                                 Business Development
    Brian R. Dunn              43      1995    Senior Vice President, Computer
                                                 Software Copy Protection
    Carol Flaherty             47      1999    Vice President, Video Copy
                                                 Protection
    Patrice J. Capitant        51      1996    Vice President, Engineering
    Donna S. Birks (1)         44      1997    Director
    William N.  Stirlen (1)    60      1997    Director
    Thomas   Wertheimer (1)    61      1997    Director

(1) Member, Audit Committee and Compensation Committee.

      MR. RYAN is a co-founder of Macrovision and an inventor of our core copy protection and video scrambling technologies. He has served as our Chairman of the Board of Directors since June 1991 and has served as our Chief Executive Officer since June 1995. He has been a director since June 1987 and served as our Vice-Chairman of the Board of Directors from 1987 until June 1991and as our Secretary from June 1991 to May 1999. He also served as General Partner of the partnership predecessor of Macrovision from 1985 to 1987 and as President and Secretary of the corporate predecessor of Macrovision from 1983 to 1985. Prior to founding Macrovision, Mr. Ryan was Director of Research and Development of Ampex Corporation's broadcast camera group. Mr. Ryan holds more than 46 patents and has 11 patent applications pending in the fields of video copy protection, video scrambling and television camera technology. Mr. Ryan took undergraduate courses in Physics and Math at the University of Galway in Ireland and received a Full Technological Certificate in Telecommunications from the City and Guilds Institute of London. Mr. Ryan is also a director of Command Audio Corporation.

      MR. KREPICK has served as a director since November 1995 and as our President and Chief Operating Officer since July 1995. He has been with Macrovision since November 1988, and served as our Vice President, Sales and Marketing until June 1992 and Senior Vice President, Theatrical Copy Protection from July 1992 to June 1995. Prior to joining Macrovision, Mr. Krepick held several executive marketing management positions over a ten-year period with ROLM Corporation, a telecommunications equipment manufacturing company. He holds a B.S. degree in Mechanical Engineering from Rensselaer Polytechnic Institute and an M.B.A. from Stanford University.

      MR. HALIFAX has served as our Vice President, Finance and Administration, Chief Financial Officer and Secretary since October 1999. From February 1999 to September 1999, he served as Chief Financial Officer of S-Vision, a private semiconductor display technology company. From October 1997 to January 1999, he was Director, Corporate Transactions for KPMG LLP, providing advisory services to technology companies in the areas of technology licensing, financing, and strategic partnering. From November 1994 to September 1997, he was Chief Financial Officer for Thomson/Sun Interactive, the predecessor for OpenTV, Inc., a Sun Microsystems/THOMSON multimedia joint venture in the field of interactive TV operating systems. He also held finance and business development positions at Sun Microsystems in Europe and the United States. He holds a B.A. degree in English from the University of York and an

M.B.A. in Finance from Henley Management College. Mr. Halifax is a Certified Public Accountant and a Certified Management Accountant.

      MR. MATUSZAK has served as our Vice President, Special Interest Copy Protection since June 1992, and as a director since May 1992. He joined Macrovision in August 1985 and held various sales and marketing positions from August 1985 to June 1992. From June 1984 to August 1985, Mr. Matuszak was a Sales Manager for the Broadcast Products Division of Hitachi Corporation. He holds an Associate degree in Applied Technologies and Electronics from DeVry Institute of Technology.

      MR. BELINSKY has served as our Senior Vice President, New Business Development since January 1999. From October 1997 to December 1998 he was our Senior Vice President, Theatrical and Pay-Per-View Copy Protection. Mr. Belinsky was our Vice President, Theatrical and Pay-Per-View Copy Protection from October 1995 to October 1997. Between June and September 1995, he was a consultant to various companies in the Internet services and electronic commerce fields, and, between June 1995 and August 1995, he was Chief Operating Officer of the McKinley Group, Inc., an Internet directory services company. From May 1993 to June 1995, Mr. Belinsky was Vice President and General Manager of the Electronic Marketplace Systems Division of International Data Group, a developer of online shopping malls for personal computer and software products. He was an independent consultant between February and May 1993, and, from October 1988 to January 1993, he was Vice President and General Manager of the Interop Company, a division of Ziff-Davis Publishing Company. He holds a B.A. degree in Business Administration from Wayne State University and an M.B.A. from Harvard Business School.

      MR. DUNN has served as our Senior Vice President, Computer Software Copy Protection since June 1999. He has been with Macrovision since January 1995 and served as our Vice President Computer Software Copy Protection and Vice President, Business Development in his prior roles. From January 1989 to December 1994, he served as Vice President, Operations, Corporate Counsel and Chief Financial Officer of Phase 2 Automation, a factory automation company. Mr. Dunn holds a B.A. degree in Accounting from the University of Notre Dame and a J.D. degree from Santa Clara University School of Law. He is a Certified Public Accountant and a member of the California State Bar.

      MS. FLAHERTY has served as our Vice President, Video Copy Protection, since April of 1999. From September 1997 to April 1999, she was Director of Business Development for Digital Link Corporation. From April 1996 to September 1997, Ms. Flaherty was Vice President of Sales for Multipoint Networks, a company that provided wireless transmission equipment to international carriers. From April 1995 to March 1996, she was Vice President of Business Development for a division of California Microwave. Prior to joining California Microwave, Ms. Flaherty spent nine years with GTE, serving first as Controller of GTE Telenet's Public Data Network division and, later, as Director of Program Management for satellite system sales under GTE Spacenet. Ms. Flaherty holds a B.A. degree in Economics from the University of Virginia and an M.B.A. from Golden Gate University.

      DR. CAPITANT has served as our Vice President, Engineering since October 1996. He joined Macrovision in October 1995 as Director of Engineering. He served as Manager of Video Engineering at Radius, Inc., a computer equipment manufacturer, from December 1994 to September 1995. Dr. Capitant held engineering positions at Compression Labs, Inc., a telecommunications equipment manufacturer, from September 1993 to December 1994 and Sony Corporation of America, Advanced Video Technology Center, from September 1989 to September 1993. He completed his undergraduate and post graduate work in engineering and automatic control at Institut Industrial du Nord, Lille, France and the University of Lille. Dr. Capitant holds a Ph.D. degree in Electrical Engineering from Stanford University.

      MS. BIRKS has served as a director since May 1997. Since December 1997, she has served as Executive Vice President and Chief Financial Officer at Adaptive Broadband Corp., a satellite and wireless communications company, and from August 1994 to June 1997, she served as Vice President, Finance and Administration and Chief Financial Officer at ComStream. She has also held senior management positions at GTE Spacenet, Macrovision Corporation and Contel ASC. Ms. Birks holds a B.A. degree in Business Administration from George Mason University in Fairfax, Virginia and an M.S. degree in Finance from American University in Washington, D.C. She is a Certified Public Accountant.

      MR. STIRLEN has served as a director since May 1997. Mr. Stirlen has been a consultant to technology companies from February 1994 to the present. As a consultant he has held various executive offices with Open Text Corporation, an intranet software company headquartered in Waterloo, Ontario, since June 1996, serving as Chief Financial Officer until October 1997 and as Executive Vice President of Corporate Development since October 1998. Mr. Stirlen was a consultant to technology companies from February 1994 to June 1996. From March 1993 to February 1994, he served as Chief Financial Officer of Supercuts Inc. He has also held senior management positions at Computer Consoles Inc. and

Trimble Navigation Ltd. Mr. Stirlen holds a B.A. degree from Yale University and an M.B.A. in Finance from Northwestern University.

      MR. WERTHEIMER has served as a director since July 1997. He has served as a consultant to Universal Studios since January 1996. From 1992 to January 1996, Mr. Wertheimer served as Executive Vice President and Chairman of the Home Video and Television Groups of MCA, Inc. He is a member of the Columbia Law School Board of Visitors. He also serves as President of the KCRW Foundation. Mr. Wertheimer holds a B.A. degree from Princeton University and an L.L.B. from Columbia University.

      Each director holds office until our next annual meeting of stockholders or until his or her successor is duly elected and qualified. Officers are chosen by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers, nor are there any arrangements or understandings among the directors, officers and/or any other person regarding the selection of directors, nominees or officers. None of the directors or officers are involved in any legal proceedings as described in
Section 401(f) of Regulation S-K.

Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16 (a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports and amendments thereto furnished to the Company and written representations from the reporting persons that no other reports were required, the Company believes that all Section 16 (a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth all compensation for 1999, 1998 and 1997 awarded to, earned by, or paid for services rendered to Macrovision in all capacities by Macrovision's chief executive officer and our next four most highly compensated executive officers, who, together, are our "Named Officers":

                           Summary Compensation Table

                                                             Long-Term
                                   Annual Compensation      Compensation
                                   -------------------       Securities       Other
                                                             Underlying    Compensation
 Name and Principal Position    Year    Salary   Bonus (1)   Options(2)        (3)
 ---------------------------    ----    ------   ---------   ----------        ---
John O. Ryan ................   1999   $225,000   $     --                  $  2,852
Chairman and Chief Executive    1998    225,000     69,041         --          9,984
   Officer ..................   1997    204,801     52,603         --          5,543

William A. Krepick ..........   1999   $245,833   $ 94,154         --       $ 12,607
President and Chief Operating   1998    225,000     88,161     80,000         17,684
  Officer ...................   1997    204,801     54,303    133,600          8,372

Brian R. Dunn ...............   1999   $159,105   $ 82,265     40,000       $  2,754
SVP, Computer Software Copy     1998    144,943     47,327     39,272          8,242
  Protection ................   1997    137,455     18,503         --          5,763

Mark S. Belinsky ............   1999   $131,503   $ 65,475     60,000       $  3,630
SVP, New Business Development   1998    140,825     55,179         --          3,510
                                1997    137,507     36,803     72,000          3,382
Richard S. Matuszak
VP, Special Interest Copy
  Protection and Director       1999   $117,500   $ 54,003     20,000       $ 16,481
                                1998    111,417     30,923     28,436         15,736
                                1997    104,417     18,200     24,000         11,104

----------
(1) Represents bonuses pursuant to the Executive Incentive Plan earned for services rendered in each year indicated although paid in a subsequent year. Mr. Ryan elected to waive the 1999 bonus for which he was eligible.

(2) Represents number of shares of Common Stock subject to options granted in each year indicated and adjusted for the 2 for 1 stock splits in August 1999 and March 2000.

(3) Includes for each Named Officer some or all of the following: (i) company contributions to the 401(k) Plan, (ii) taxable compensation for value of life insurance coverage over $50,000, (iii) buy-back of accrued vacation over allowable annual maximum, (iv) taxable health club membership incentive reimbursement, (v) cash holiday gift of $200 in 1997 and 1998, and $300 in 1999 given to all employees, (vi) travel incentives in the form of a reimbursement for one-third of the difference between business class and coach class air travel up to a maximum of $1,000 for each international business trip traveled in coach class and (vii) director fees.

Option Exercises and Holdings.

      The following table sets forth information regarding option grants pursuant to Macrovision's 1996 Equity Incentive Plan during 1999 to each of the Named Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. We have retroactively updated the share numbers in this table to take into account all of our stock splits and stock dividends, including the stock dividend distributed on March 17, 2000.

                       Options Grants in Last Fiscal Year

                               (Individual Grants)


                       Number
                         of        Percent of                               Potential
                        Shares       Total                              Realizable Value
                      Underlying    Options    Exercise                 at Assumed Annual
                       Options     Granted to   Price                    Rates of Stock
                       Granted     Employees     Per       Expiration   Price Appreciation
  Name                   (1)        In 1999     Share         Date      for Option Term (2)
  ----                   ---        -------     -----         ----      -------------------
                                                                           5%        10%
                                                                           --        ---
John O. Ryan                --        --           --              --         --         --
William A. Krepick          --        --           --              --         --         --
Brian R. Dunn           40,000       2.1%       8.785      04/05/2009   $220,994   $560,041
Mark S. Belinsky        60,000       3.1%       8.785      04/05/2009   $331,490   $840,062
Richard S. Matuszak     20,000       1.1%       8.785      04/05/2009   $110,496   $280,021

-----------

(1) Options granted under the 1996 Equity Incentive Plan in 1999 were incentive stock options or nonstatutory stock options that were granted at fair market value and that vest annually over a three-year vesting period. Options expire ten years from the date of grant, subject to earlier termination upon termination of the optionee's employment.

(2) The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Macrovision's estimate or projection of future common stock prices.

      The following table sets forth the number of shares acquired by each Named Officer upon the exercise of stock options during 1999 and the number of shares covered by both exercisable and unexercisable stock options held by each Named Officer at December 31, 1999. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and $37.00 per share, which was the closing price of the common stock on the Nasdaq National Market on December 31, 1999. We have retroactively updated the share numbers in this table to take into account all of our stock splits and stock dividends, including the stock dividend distributed on March 17, 2000.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values


                                                       Number of Securities
                                                             Underlying            Value of Unexercised
                                                        Unexercised Options         In-the-Money Options
                                                        at Fiscal Year-End           at Fiscal Year-End
                            Shares
                           Acquired
                              On        Value
Name                       Exercise   Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
----                       --------   --------     -----------   -------------   -----------   -------------
John Ryan                       --           --           --            --              --              --

William A. Krepick         154,068   $1,244,834      220,132       133,468      $7,755,910      $4,273,690

Brian R. Dunn               62,760   $1,346,567           --        72,728      $       --      $2,216,806

Mark S. Belinsky            52,664   $  862,182           --        96,000      $       --      $2,894,400

Richard S. Matuszak         40,000   $  686,800      110,064        55,696      $3,966,099      $1,770,692

Compensation Committee Interlocks and Insider Participation.

      During 1999, none of the members of the compensation committee was an officer or employee of Macrovision or any of its subsidiaries. From 1992 to 1994, however, Donna Birks served as Chief Financial Officer of Macrovision, (although she was not a member of the compensation committee during that time). The compensation committee made all decisions regarding compensation of executive officers during 1999.

The Board of Directors and Committees

      The board of directors oversees our business and affairs. The Board also has two committees, a compensation committee and an audit committee. There is no nominating committee. The procedures for nominating directors, other than by the Board of Directors itself, are set forth in our bylaws. During 1999, the board of directors met eight times. Each board member attended at least 75% of the board meetings that were held during the time he or she served as a member of the board and 75% of all meetings of the committees of the board of directors on which he or she served.

Compensation Committee.

      We established the compensation committee in 1997. The members of the compensation committee are Donna S. Birks, William Stirlen and Thomas Wertheimer, none of whom are employees of Macrovision. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met eight times in 1999.

Audit Committee

      The members of the audit committee are Donna S. Birks, William Stirlen and Thomas Wertheimer. The audit committee meets with the independent auditors to review the adequacy of Macrovision's internal control systems and financial reporting procedures; reviews the general scope of the annual audit and the fees charged by the independent auditors; reviews and monitors the performance of non-audit services by the auditors; reviews the fairness of any proposed transaction between any officer, director or other affiliate of Macrovision and Macrovision, and after such review, makes recommendations to the full board; and performs such further functions as may be required by any market upon which Macrovision's common stock may be listed. The audit committee met four times during 1999.

Director Compensation

      Mr. Matuszak receives a fee of $1,000 for each board meeting he attends. Each of the non-employee directors receives a fee of $1,000 for each board meeting and $750 for each compensation and audit committee meeting he or she attends. No other member of the board of directors currently receives a fee for attending board or committee meetings. In 1999, the board approved the following changes to the "Macrovision Corporation 1996 Directors Stock Option Plan" and outside directors' compensation, which have been adjusted to reflect the two for one stock splits in August 1999 and March 2000:

1. The initial option grant to new outside directors will increase from 20,000 to 40,000 shares.
2. The option granted on each outside director's anniversary date after the initial option grant increased from 12,000 to 30,000 shares.
3. The vesting for all such options is monthly over a 3 year period (reduced from 4 years).
4. Each outside director is paid in addition to meeting fees, a retainer of $10,000 in stock or at the director's option, in equal amounts of cash and stock, on an annual basis.

      The following non-employee directors were granted options to purchase common stock pursuant to the 1996 Directors Stock Option Plan, which have been adjusted to reflect the two for one stock splits in August 1999 and March 2000:

                                             Number of
       Name                                    Shares         Exercise Price
       -------------------------------     ---------------    ---------------

       Donna Birks................             30,000            $  9.625
       William Stirlen............             30,000            $  9.625
       Thomas Wertheimer..........             30,000            $ 18.657

      The following non-employee directors received retainers of $10,000 each in stock and cash as indicated, with the number of shares and the per share value of $12.469 adjusted to reflect the two for one stock splits in August 1999 and March 2000:

                                             Number of
       Name                                    Shares          Cash Amount
       -------------------------------     ---------------    ---------------

       Donna Birks................                800            $    25
       William Stirlen............                400            $ 5,013
       Thomas Wertheimer..........                800            $    25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information regarding the beneficial ownership of the common stock as of April 13, 2000 by (a) each person known to Macrovision to be the owner of more than 5% of the common stock, (b) each director and nominee (c) each executive officer, and (d) all directors and executive officers as a group. As of April 13, 2000, 40,183,608 shares of common stock were issued and outstanding. Unless otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are exercisable at or within 60 days of April 13, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

                                                     Number of
                                                      Shares       Percent of
                                                    Beneficially  Beneficially
           Name and Address or Identity of Group       Owned       Ownership
           -------------------------------------       -----       ---------

         Kopp Investment Advisors (1)
         7701 France Avenue South, Suite 500
         Edina, MN  55435                            3,648,084       9.1%

         Victor Company of Japan, Limited (2)
         12, 3-chome, Moriya-cho, Karagawa-ku
         Yokohama 221, Japan                         3,161,952       7.9%

         TCW Group (3)
         865 South Figueroa Street
         Los Angeles, CA  90017                      2,610,390       6.5%

         John O. Ryan (4)
         1341 Orleans Drive
         Sunnyvale, CA  94089                        2,105,038       5.2%

         William A. Krepick(5)
         Director, President and Chief
         Operating Officer                             432,276       1.1%

         Richard S. Matuszak(5)
         Director, Vice President - Special
         Interest Copy Protection                      225,280         *

         Ian R. Halifax
         Vice President -Finance and
         Administration; Chief Financial Officer        -              *

         Carol Flaherty(5)
         Vice President - Video Copy Protection         10,000         *

         Brian R. Dunn(5)
         Vice President - Computer Software Copy
         Protection                                     29,520         *

         Patrice J. Capitant(5)
         Vice President - Engineering                   17,028         *

         William Stirlen(5)
         Director                                       30,335         *

         Donna S. Birks(5)
         Director                                       35,299         *

         Mark S. Belinsky(5)
         Sr. Vice President - New Business
         Development                                    29,098         *

         Thomas Wertheimer(5)
         Director                                       16,716         *

         All executive officers and directors
         as a group (11 persons) (6)                 2,930,590       7.3%

(1) According to information provided by the Kopp Investment Advisors, Inc. as of March 24, 2000, these shares are held of record by Kopp Investment Advisors, Inc., a Minnesota corporation and by Kopp Holding Company, a Minnesota corporation, of which Kopp Investment Advisors, Inc. is a wholly-owned subsidiary; and by an individual, LeRoy C. Kopp, who holds 100% of the outstanding capital stock of Kopp Holding Company.

(2) According to a Form 4 filed with the Securities and Exchange Commission on February 8, 2000, these shares are held of record by Pacific Media Development Inc., an indirect wholly-owned subsidiary of JVC.

(3) According to information provided by the TCW Group Inc. as of March 27, 2000 these shares are held of record by The TCW Group, Inc., a Nevada corporation and by an individual, Robert Day, who may be deemed to control the TCW Group Inc. and other holders of Macrovision's common stock.

(4) Represents 1,644,220 shares held of record by a trust of which Mr. Ryan and his wife are trustees, 404,156 shares held of record by Mr. Ryan, 13,998 shares held of record by Mr. Ryan as custodian for various family members, and 42,664 shares held of record by one of his daughters.

(5)   Includes 146,932, 41,552, 10,000, 19,760, 14,800, 21,535, 26,499, 10,000
      and 16,716 shares subject to stock options exercisable as of April 13, 2000 or within 60 days thereafter by Krepick, Matuszak, Flaherty, Dunn, Capitant, Stirlen, Birks, Belinsky and Wertheimer, respectively.

(6)   Includes the shares referenced in footnote (5).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions involving directors of Macrovision.

      In January 2000, the Company consummated an offering ("offering") of 3,820,000 shares of its Common Stock, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by shareholders of the Company. All shares were sold for $53.438 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $146 million. The Company did not receive any proceeds from the sale of shares sold by the selling shareholders. Three directors, including one officer, participated in the offering by selling an aggregate of 86,000 shares in the offering. All shares and prices noted above have been adjusted to reflect the 2 for 1 stock split effective in March 2000.

Transactions with Pacific Media Development, Inc. and Victor Company of Japan, Limited, and Matsushita Electric Industrial Co., Ltd.

      The following transactions involve Victor Company of Japan, Limited ("JVC") and entities that are owned by JVC and Matsushita Electric Industrial Co., Ltd. ("Matsushita") which owns approximately 52% of JVC. Through a wholly-owned subsidiary, JVC owns 100% of Pacific Media Development, Inc. ("Pacific Media"). JVC is a beneficial owner of the shares of Macrovision's common stock that are held of record by Pacific Media and represent more than 5% of the common stock.

      Under the terms of the purchase agreement entered into in 1991 when Pacific Media acquired its interest in Macrovision, Macrovision may not divide or assign any rights to its patents that were existing or pending in June 1991, without the prior written consent of Pacific Media, which consent may not be unreasonably withheld.

      Macrovision and JVC are parties to a Technology Application Agreement dated November 29, 1988 (the "Application Agreement"), a Duplicator Agreement dated June 1, 1988 (the "Duplicator Agreement") and an Agreement dated July 15, 1994 (the "Video Agreement"). Pursuant to the Application Agreement, JVC has applied Macrovision's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by JVC. Pursuant to the Duplicator Agreement, JVC has applied Macrovision's copy protection process to prerecorded videocassettes manufactured and distributed in Japan by certain of Macrovision's licensees. Pursuant to the Video Agreement, JVC developed a prototype of equipment to apply a copy protection process to prerecorded videocassettes, and granted Macrovision exclusive rights to purchase such equipment from JVC for resale and to sublicense the copy protection technology for use with the equipment. In 1999, Macrovision recorded revenue from JVC of approximately $410,000 and recorded expenses payable to JVC of approximately $69,000 under these agreements.

      In connection with a license agreement dated September 26, 1995 between Macrovision, Victor Technobrain Co., Ltd. ("Techno"), a wholly owned subsidiary of JVC, and an unrelated party, Macrovision has paid Techno a development fee of $50,000 which has been recorded as an offset to the revenue recognized from the unrelated party. Macrovision paid an additional $50,000 to Techno in 1997 upon receipt of the final license payment from the unrelated party. The license granted to Techno is for the development and manufacture of products using Macrovision's copy protection and PhaseKrypt technologies.

      Macrovision's Japanese subsidiary and Techno are parties to a Technical Consulting Agreement dated as of July 1, 1996 (the "Consulting Agreement"), pursuant to which Techno agreed to provide technical consulting services as assigned by certain officers of Macrovision or Macrovision Japan in connection with technical support to licensed duplicators, rights owners and system operators, set-top decoder manufacturers and semiconductor companies that provide integrated circuits for set-top decoders in certain Asian countries. The Consulting Agreement provides for Macrovision Japan to pay a consulting fee of approximately $85 per hour, subject to a minimum consulting fee of approximately $1,700 per quarter, and to reimburse Techno for its expenses in performing services under the Consulting Agreement. In 1999, Macrovision paid to Techno approximately $2,100 in consulting fees. (Amounts paid and payable under the Consulting Agreement are denominated in yen, and the dollar equivalents stated above are based on then current exchange rates.)

      In July 1996, Macrovision entered into a Copy Protection Technology License Agreement with Matsushita. In June 1997, Macrovision entered into a Copy Protection Technology License Agreement with Daiichikosho Co. Ltd and Matsushita. Also in June 1997, Macrovision entered into a Copy Protection Technology License Agreement with JVC. These agreements authorize the licensee to include integrated circuits incorporating Macrovision's copy protection technology in digital set-top decoders it manufactures. Each licensee paid to Macrovision an initial fee of $50,000 and pays a standard per unit royalty for each set top decoder manufactured. Under the agreement with Daiichikosho and Matsushita, Matsushita paid the initial fee and Daiichikosho is obligated to pay the per unit royalty. In 1998, Macrovision received approximately $189,000 under these agreements.

      In November 1996, Macrovision entered into a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology with Matsushita. In February 1997, Macrovision and JVC entered into a Digital Versatile Disc Player/Digital Video Cassette Recorder License Agreement for Anticopy Technology. These agreements authorize the licensee to include integrated circuits incorporating Macrovision's copy protection technology in DVD players and digital VCRs that it manufactures. This provides a royalty-free, non-exclusive and non-transferable license in the technology licensed from Macrovision, for which the licensee must make the VCRs or television sets that it manufactures compatible with Macrovision's copy protection technology.

      In January 1997, Macrovision and JVC entered into a Copy Protection Technology Agreement (the "Technology Agreement"), pursuant to which Macrovision agreed to license its copy protection technologies to JVC for use in territories in which Macrovision has issued patents, on terms and conditions comparable to those provided under agreements between Macrovision and parties situated similarly to JVC. Additionally, Macrovision agreed to continue to make its copy protection technologies generally available for license to third parties on terms commercially reasonable to Macrovision in the venues and for the purposes that Macrovision currently license such technologies. The Technology Agreement gives JVC the right to sublicense Macrovision's copy protection technologies to certain third parties on terms and conditions comparable to those provided in similar agreements previously entered into by Macrovision, with 95% of the royalties from such sublicenses payable to Macrovision or its successor, in the event that a party other than JVC acquires a majority interest in Macrovision or acquires its copy protection business or patents, and following such acquisition Macrovision or its successor refuses to continue to license Macrovision's copy protection technologies on a nondiscriminatory basis to its current customers and similarly situated parties.

      In May 1997, Macrovision entered into a Replicator Agreement with JVC Disc America Company, a wholly owned subsidiary of JVC America which is wholly owned by JVC. This agreement gives authority to JVC Disc America to replicate discs containing titles for which copy protection trigger bits have been applied. Macrovision pays JVC Disc America a service fee to defray certain costs incurred by it under this agreement. In 1999, Macrovision paid no such service fees.

      In December 1997 and February 1999, Macrovision entered into a Component Supplier Non-Assertion and Technical Services Agreements with Matsushita and JVC, respectively. Under these agreements, Macrovision agreed not to assert against the companies the apparatus claims for the technology that they both incorporate into devices that they manufacture and distribute to authorized suppliers of electronic video products. Under these agreements, Matsushita and JVC each paid Macrovision an initial fee of $15,000 and is obligated to pay an additional $5,000 for implementation of the apparatus into each different device.

      In May 1998, Macrovision entered into an Authoring and Replicator Agreement with Matsushita. This agreement authorizes Matsushita to set the trigger bits on a master digital linear tape or master digital disc to "on" such that the copy protection is activated and to replicate discs containing titles for which copy protection trigger bits have been applied. Macrovision pays Matsushita a service fee to defray certain costs incurred by it under this agreement. For 1999, the service fees paid by Macrovision under this contract were insignificant.

      In May 1998, Macrovision entered into a DVD Copy Protection Technology Application Agreement with Matsushita. The agreement allows Matsushita to have Macrovision's copy protection technology applied to discs containing material for which Matsushita is the title holder. Matsushita agreed to pay a replication fee for the copy protected discs on a per unit basis inclusive of a minimum annual number. In 1999, Macrovision recorded revenue of $49,000 pursuant to this contract.

      In October 1998, Macrovision entered into a Copy Protection Technology Application and Duplicator Agreement with JVC and a third party duplicator by which JVC agrees to pay all fees to Macrovision on behalf of the duplicator. JVC is required to pay Macrovision a $2,000 non-refundable minimum payment every six months and also application fees on a per unit basis over the minimum amount. In 1999, Macrovision recorded revenue of $5,000 under this agreement.

Capitalization and Spinoff of Command Audio Corporation ("CAC")

      CAC was incorporated in October 1995 as a wholly-owned subsidiary of Macrovision. As of January 1, 1998, Macrovision held 11.9% of the voting stock of CAC. In August 1999, the Company participated in a convertible bridge loan to CAC by which investors would fund expenditures of CAC up to a predetermined amount. Our commitment under the convertible note purchase agreement was $836,733. In December 1999, we converted our convertible bridge loan in the amount of $836,733 and accrued interest into preferred stock of CAC as part of a round of third-party financing. As of December 31, 1999 Macrovision held 7.8% of the voting stock of CAC. John O. Ryan, Chairman of the Board and Chief Executive Officer of Macrovision, is a director of CAC.

      In 1996, Macrovision and CAC entered into a Technology Transfer and Royalty Agreement, as amended. Under this agreement, Macrovision assigned to CAC all rights in certain technology and released its reversion rights in technology that Macrovision had previously assigned to CAC. In consideration of such assignment and release, CAC agreed to pay to Macrovision royalties equal to 2.0% of CAC's gross revenues (as defined in the agreement) for 12 years, beginning when CAC has operating revenues from certain sources or, at the election of Macrovision, at any time prior thereto.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of April, 2000.

                                        MACROVISION CORPORATION


                                        By: /s/ William Krepick
                                           ------------------------------------
                                           William A.  Krepick
                                           President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.


Name                                  Title                                               Date
----                                  -----                                               ----
Principal Executive Officer:


 /s/  John O. Ryan                    Chairman of the Board of  Directors, Chief          April 28, 2000
--------------------------------       Executive Officer, Secretary and Director
John O.  Ryan


Principal Financial Officer and
  Principal Accounting Officer:


 /s/ Ian R. Halifax                   Vice President, Finance and Administration          April 28, 2000
--------------------------------       and Chief Financial Officer
Ian R. Halifax


Additional Directors:


 /s/ William A. Krepick               Director                                            April 28, 2000
--------------------------------
William A.  Krepick


 /s/ Richard S. Matuszak              Director                                            April 28, 2000
--------------------------------
Richard S.  Matuszak


 /s/ Donna S. Birks                   Director                                            April 28, 2000
--------------------------------
Donna S. Birks


 /s/ William N. Stirlen               Director                                            April 28, 2000
--------------------------------
William N.  Stirlen


/s/ Thomas Wertheimer                 Director                                            April 28, 2000
--------------------------------
Thomas Wertheimer