Form 10-Q
period 2000-03-31
MACROVISION CORP
filed 2000-05-12
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

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

Yes |X|      No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                      Outstanding as of April 30, 2000

Common Stock, $0.001 par value             40,258,236

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                             Page
                                                                          ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
             as of March 31, 2000 and December 31, 1999 ..............     3

         Condensed Consolidated Statements of Income
             for the Three Month Periods Ended March 31, 2000 and 1999     4

         Condensed Consolidated Statements of Cash Flows
             for the Three Month Periods Ended March 31, 2000 and 1999     5

         Notes to Condensed Consolidated Financial Statements.........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................    11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    13

         Risk Factors.................................................    14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................    23

Item 5.  Other Information ...........................................    24

Item 6.  Exhibits and Reports on Form 8-K ............................    24

Signatures ...........................................................    24

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                                 (In thousands)

                                                                  March 31,  December 31,
                                                                    2000        1999
                                                                  ---------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ...................................   $ 25,156   $  4,317
   Short-term investments ......................................    106,601     31,452
   Accounts receivable, less allowance for doubtful
      accounts of $846 and $984 ................................     13,193     11,662
   Inventories .................................................        130        178
   Deferred tax assets .........................................      2,368      2,477
   Prepaid expenses and other assets ...........................      3,001      1,066
                                                                   --------   --------
         Total current assets ..................................    150,449     51,152

Property and equipment, net ....................................      1,647      1,655
Patents and other intangibles, net .............................      1,313      1,647
Long-term marketable investment securities .....................    106,697     52,241
Intangibles associated with C-Dilla Ltd
   acquisition, net ............................................     15,888     16,631
Other assets ...................................................      6,789      4,524
                                                                   --------   --------
                                                                   $282,783   $127,850
                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $  1,585   $  1,267
   Accrued expenses ............................................      3,948      4,726
   Deferred revenue ............................................      4,701      3,124
   Income taxes payable ........................................      2,551      1,524
   Current portion of capital lease obligation .................         48         76
                                                                   --------   --------
      Total current liabilities ................................     12,833     10,717

Deferred tax liabilities .......................................     14,650     14,073
                                                                   --------   --------
                                                                     27,483     24,790
Stockholders' equity:
   Common stock ................................................         40         36
   Additional paid-in capital ..................................    210,929     63,553
   Accumulated other comprehensive income ......................     25,649     25,165
   Retained earnings ...........................................     18,682     14,306
                                                                   --------   --------
      Total stockholders' equity ...............................    255,300    103,060
                                                                   --------   --------
                                                                   $282,783   $127,850
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

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2000        1999
                                                       -------    -------

Net revenues                                           $12,726    $ 7,163
                                                       -------    -------

Costs and expenses:
   Cost of revenues                                      1,154        671
   Research and development                              1,101        631
   Selling and marketing                                 2,509      1,882
   General and administrative                            2,001      1,381
   Amortization of intangibles from acquisition            744         --
                                                       -------    -------

       Total costs and expenses                          7,509      4,565
                                                       -------    -------

Operating income                                         5,217      2,598
Interest and other income, net                           2,004        418
                                                       -------    -------

       Income before income taxes                        7,221      3,016
Income taxes                                             2,845      1,158
                                                       -------    -------

       Net income                                      $ 4,376    $ 1,858
                                                       =======    =======

Computation of basic and diluted earnings per share:

Basic earnings per share                               $  0.11    $  0.05
                                                       =======    =======
Shares used in computing basic earnings
per share                                               38,784     35,547
                                                       =======    =======

Diluted earnings per share                             $  0.11    $  0.05
                                                       =======    =======
Shares used in computing diluted earnings
per share                                               41,418     37,355
                                                       =======    =======

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Three Months   Ended March 31,
                                                                     2000            1999
                                                                  ------------   ---------------
Cash flows from operating activities:
Net income                                                         $   4,376       $   1,858
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                       1,086             232
   Amortization of prepaid future royalties to
     C-Dilla Ltd.                                                         --              69
   Deferred income taxes                                                  15            (206)
   Loss on disposal of assets                                            416              --
   Tax benefit from employee stock plans                                 236              --
   Stock compensation                                                     45              --
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets     (3,262)           (446)
       Accounts payable, accrued expenses, deferred
         revenue and income taxes payable                              2,144           1,680
       Other                                                            (157)             11
                                                                   ---------       ---------
       Net cash provided by operating activities                       4,899           3,198
                                                                   ---------       ---------

Cash flows from investing activities:
   Purchases of long-term marketable investment securities           (58,983)         (6,512)
   Sales or maturities of long-term marketable
     investment securities                                             9,819           5,210
   Purchases of short-term investments                               (82,199)         (7,073)
   Sales or maturities of short-term investments                       7,005           6,377
   Acquisition of property and equipment                                (225)            (79)
   Payments for patents and other intangibles                           (192)            (93)
   Purchases of strategic investments                                 (6,200)             --
   Receivable from related party                                        (156)             --
   Other, net                                                             --              18
                                                                   ---------       ---------
       Net cash used in investing activities                        (131,131)         (2,152)
                                                                   ---------       ---------

Cash flows from financing activities:

   Payments on capital lease obligations                                 (28)            (27)
   Proceeds from stock offering, net                                 146,086              --
   Proceeds from issuance of common stock, net                         1,013             525
                                                                   ---------       ---------
       Net cash provided by financing activities                     147,071             498
                                                                   ---------       ---------

Net increase in cash and cash equivalents                             20,839           1,544
Cash and cash equivalents at beginning of period                       4,317           3,513
                                                                   ---------       ---------
Cash and cash equivalents at end of period                         $  25,156       $   5,057
                                                                   =========       =========
Supplemental cash flow information:
   Interest paid                                                   $       1       $       1
                                                                   =========       =========

   Income taxes paid                                               $   1,412       $      87
                                                                   =========       =========

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-K filed on March 30, 2000, as amended, and the Company's Registration Statement on Form S-3 (Registration No. 333-95337).

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2000 or any other future interim period.

In August 1999 and March 2000, the Company issued one additional share for every share outstanding, thus effecting 2 for 1 stock splits. All share and per share information presented have been retroactively adjusted for the effect of such stock splits.

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

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. In December 1999, Digimarc, in which the Company has a minority interest of 924,475 shares (or approximately 7.7%), consummated an initial public offering. In January 2000, the Company invested $4.0 million in TTR Technologies, Inc., a public company, representing 1,880,937 shares or approximately 11.4%. The fair market valuation for Digimarc and TTR is classified as long-term marketable investment securities on the consolidated balance sheets. As of March 31, 2000 and December 31, 1999, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair market value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, as a separate component of stockholders' equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of available-for-sale securities (in thousands):

                                                              March 31,     December
                                                               2000         31, 1999
                                                              --------      --------
Cash equivalents - money market funds ..................      $ 24,504      $  2,951
                                                              --------      --------

Investments:
  Corporate preferred certificates .....................            --         2,000
  Corporate bonds ......................................       131,382            --
  Municipal preferred certificates .....................            --         2,000
  United States government bonds and agency securities .        30,307        33,469
  Equity investments ...................................        51,609        46,224
                                                              --------      --------
                                                               213,298        83,693
                                                              --------      --------
                                                              $237,802      $ 86,644
                                                              ========      ========

      As of March 31, 2000 and December 31, 1999, government bond securities and equity investments totaling $106.7 million and $52.2 million, respectively, were classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

      As of March 31, 2000 and December 31, 1999, the difference between the fair market value and the amortized cost of available-for-sale securities was a gain of $44,109,000 and $42,634,000, respectively. These unrealized gains, net of deferred income tax, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income. As of March 31, 2000 and December 31, 1999, the weighted average portfolio duration and contractual maturity for the government bonds were approximately ten months and eight months, respectively.

NOTE 3 - PUBLIC OFFERING, EXERCISE OF OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

On January 26, 2000, the Company consummated a public offering ("offering") of 3,820,000 shares of its Common Stock, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by stockholders of the Company. All shares were sold for $53.44 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $146.1 million. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders.

During the quarter ended March 31, 2000, the Company issued 443,124 shares of common stock and received proceeds of approximately $720,000 associated with the exercise of stock options. Also during the quarter ended March 31, 2000, the Company issued 30,978 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $292,000.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following:

                                  March 31,     December 31,
             (In thousands)         2000            1999
                                  ---------     -----------
             Raw materials           $   61          $   72
             Work in progress             8              26
             Finished goods              61              80
                                  ---------     -----------
                                     $  130          $  178
                                  =========     ===========

NOTE 5 - OTHER ASSETS

Other assets primarily consist of equity investments in private companies. The Company intends to hold its equity investments for the long term and monitors whether there has been an other-than-temporary decline in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method, and these investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:

   (In thousands)

                                                                          March       December 31,
                                                                        31, 2000          1999
                                                                      ------------    ------------
Investment in Command Audio Corporation ("CAC") (related party)           $ 3,688         $ 3,688
Minority equity investments in companies                                    2,950             750
Deposits and other assets                                                     151              86
                                                                      ------------    ------------
                                                                          $ 6,789         $ 4,524
                                                                      ============    ============

During the quarter ended March 31, 2000, the Company made a $1.0 million strategic investment in RPK Security, Inc. ("RPK"). RPK develops encryption technology for high data flow Internet applications such as streaming media and digital communication. The Company also made a $1.2 million strategic investment in InterActual Technologies, Inc. ("InterActual"). InterActual develops client and server software which enables DVDs to be seamlessly linked to Internet web sites, E-Commerce transactions, interactive games, and online communities. The Company acquired 502,713 shares or 3% of e-Video TV, Inc. in connection with a licensing agreement that the Company entered into with its affiliate, E-Video U.S.A., Inc. ("E-Video"), to provide the Company's analog copy protection technology for the compressed time recording programming services operated by E-Video. The Company does not have the ability to exert significant influence over any of these companies.

NOTE 6 - NET INCOME PER SHARE

Basic "EPS" is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be antidilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In August 1999 and again in March 2000, the Company issued one additional share for every share outstanding, thus effecting two 2 for 1 stock splits. All share information presented has been retroactively adjusted for the effect of both such stock splits. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
Basic EPS - weighted average number of common shares outstanding           38,784        35,547
Effect of dilutive common equivalent shares - stock options outstanding     2,634         1,808
                                                                           ------        ------
Diluted EPS - weighted average number of common shares and common
  equivalents shares outstanding                                           41,418        37,355
                                                                           ======        ======

In the three months ended March 31, 2000 and 1999, the average number of stock options that were not included in the diluted EPS calculation because their effect was antidilutive totaled 175,000 and none, respectively.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1998, the AICPA issued SOP No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP No. 98-9 requires recognition of revenue using the "residual method" in a multiple element software arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and recognized in accordance with SOP No. 97-2. The Company adopted SOP No. 98-9 on January 1, 2000, with no material effect.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the second quarter of its year 2000. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact , if any, it may have on its financial position or results of operations.

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

The Company identifies segments based principally upon the type of products sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its segments based on revenue and segment income. In addition, as the Company's assets are primarily located in its corporate office in the United States, and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, segment information is presented only for revenue and income.

The following segment reporting information of the Company is provided (in thousands):

Revenue:

                                                        Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------

    Video Copy Protection                              $ 9,873        $ 6,865
    Computer Software Copy Protection                    2,466            213
    Video Scrambling                                       351             85
    Other                                                   36             --
                                                   -----------    -----------

    Total                                              $12,726        $ 7,163
                                                   ===========    ===========

Operating Income:

                                                       Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                      2000           1999
                                                   ------------   ------------

    Video Copy Protection                              $ 8,049        $ 5,328
    Computer Software Copy Protection                    1,179           (450)
    Video Scrambling                                      (191)          (313)
    Other                                                   26             --
                                                   -----------    -----------
      Segment income                                     9,063          4,610

    Research and development                             1,101            631
    General and administrative                           2,001          1,381
    Amortization of intangibles from acquisition           744             --
                                                   -----------    -----------

      Operating income                                   5,217          2,598

    Interest and other income, net                       2,004            418
                                                   -----------    -----------

      Income before income taxes                       $ 7,221        $ 3,016
                                                   ===========    ===========

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is composed of the following: (in thousands):

                                                   ----------------------------
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000           1999
                                                   ------------   ------------
    Net income                                        $  4,376        $ 1,858
    Other comprehensive income (loss):
        Translation gain (loss)                            (92)            11
        Unrealized gain (loss) in investments              576            (14)
                                                   -----------    -----------
                                                      $  4,860        $ 1,855
                                                   ===========    ===========

The tax effect on components of comprehensive income was an expense of $670,000 for the first three months of 2000.

NOTE 11 - BUSINESS COMBINATION

In March 2000, the Compamy announced that it signed a letter of intent to acquire privately held GLOBEtrotter Software of San Jose, California. The Company believes GLOBEtrotter is the leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers worldwide. The Company plans to acquire all outstanding shares and vested stock options of GLOBEtrotter for approximately
11.2 million shares of Macrovision common stock and to assume all unvested GLOBEtrotter stock options, subject to completion of due diligence, the approval of Macrovision's board of directors and stockholders, regulatory approvals, and the completion of a definitive agreement. The Company intends to account for the transaction as a pooling of interest.

NOTE 10 - SUBSEQUENT EVENT

In April 2000, the Company invested an additional $750,000 in AudioSoft pursuant to the agreement signed in August 1999, which required such additional commitment if AudioSoft attained certain commercial milestones. AudioSoft is a developer of secure e-music delivery technology and copyright management royalty reporting systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as the Company's expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000, as amended by the Form 10K/A filed April 28, 2000 and the Company's Registration Statement on Form S-3 (Registration No. 333-95337), which was declared effective by the Securities and Exchange Commission on January 25, 2000. There are no assurances that the Company has identified all possible problems that the Company might face. All investors should carefully read the annual report on Form 10-K and the amendment filed on Form 10K/A and the Company's Registration Statement on Form S-3, together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

The Company, formed in 1983, designs, develops and markets video copy protection and rights management technologies that provide copy protection for motion pictures and other proprietary content stored on videocassettes, DVDs or other media or is transmitted by cable, satellite or microwave transmission or through the Internet. In 1998, the Company broadened its focus to include the copy protection of other media, including multimedia computer software on CD-ROMs. The Company is headquartered in Sunnyvale, California and has subsidiaries in the United Kingdom and Japan.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The following table provides revenue information by specific product segments for the periods indicated (in thousands):

                            Three Months ended March 31,
                            ----------------------------
                                                     $        %
                              2000       1999     Change    Change
                            -------   ------------------------------

Video Copy Protection
   Videocassette            $ 3,566    $ 4,222    $ (656)    (15.5)%
   DVD                        3,626      1,369     2,257     165.9
   Pay-Per-View (PPV)         2,681      1,274     1,407     110.4
Computer Software
Copy   Protection             2,466        213     2,253   1,057.7
Video Scrambling                351         85       266     312.9
Other                            36         --        36        --
                            -------    -------    ------

Total                       $12,726    $ 7,163    $5,563      77.7%
                            =======    =======    ======

Net Revenues

Our net revenues for the first quarter of 2000 increased 77.7% from $7.2 million in the first quarter of 1999 to $12.7 million in 2000. Revenues from videocassette copy protection decreased $656,000 or 15.5% from $4.2 million in the first quarter of 1999 to $3.6 million in 2000 as the studios continue to shift focus to their DVD business. DVD copy protection revenues increased $2.3 million or 165.9% from $1.4 million in the first quarter of 1999 to $3.6 million in the first quarter of 2000 due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand, including the international market. Digital PPV copy protection revenues increased $1.4 million or 110.4% from $1.3 million in the first quarter of 1999 to $2.7 million in the first quarter of 2000 due to continued increases in the shipments of copy protection enabled digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets during the past holiday season.

Computer Software/CD-ROM Copy Protection revenues increased $2.3 million or 1,057.7% from $213,000 in the first quarter of 1999 to $2.5 million in the first quarter of 2000 as the installed base of customers implemented our SafeDisc copy protection on their PC games and other consumer multimedia software. Revenues from Video Scrambling products increased 312.9% from $85,000 in the first quarter of 1999 to $351,000 in the first quarter of 2000 primarily due to shipments of decoder boxes that incorporate our Phasekrypt technology from one of our licensees to their customers in Brazil. Other revenue for the first quarter of 2000 was $36,000 related to a consulting agreement.

We expect that the videocassette copy protection will remain a significant part of our business, but that it will continue to decline as a percentage of our revenues and profits and in absolute dollars as our copy protection business in DVD, digital PPV and computer software continue to grow at much higher rates. Our international and export revenues as a percentage of net revenues increased from 42.8% for the first quarter of 1999 to49.7% for the first quarter of 2000 due to higher DVD, set-top box and Computer Software/CD-ROM revenues.

Gross Margin

Gross margin for the first quarter of 2000 remained the same as the first quarter of 1999 at 91%. Cost of revenues increased by $483,000 or 72.0% from $671,000 in the first quarter of 1999 to $1.2 million in the first quarter of 2000 was due primarily to the write-down of patents, assets and inventory related to the Video Scrambling Group as the Company redirects its efforts to other growing markets that it serves. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization and SafeDisc royalty expense incurred prior to our acquisition of the remaining outstanding shares of C-Dilla Ltd in June 1999. We expect future gross margins to increase as a result of the elimination of royalty expenses, although the increased margins will be partially offset by patent defense costs associated with current patent litigation.

Research and Development

Research and development expenses increased by $470,000 or 74.5% from $631,000 in the first quarter of 1999 to $1.1 million in 2000. The increased expenses were a result of higher expenses relating to the software development at C-Dilla Ltd. which was not part of Macrovision in the first quarter of 1999 offset slightly by the reimbursement from TTR Technologies, Inc. of expenses relating to the audio copy protection project. Research and development expenses remained level as a percentage of net revenues at 9% for the first quarter of 2000 and 1999. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of the research and development activity at C-Dilla Ltd. and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses increased by $627,000 or 33.3% from $1.8 million in the first quarter of 1999 to $2.5 million in the first quarter of 2000. This increase was primarily due to the increased expenses relating to the growing Computer Software/CD-ROM Copy Protection business and the selling and marketing expenses for C-Dilla Ltd., which was not part of Macrovision in the first quarter of 1999. Selling and marketing expenses decreased as a percentage of net revenues from 26.3% for the first quarter of 1999 to 19.7% for the first quarter of 2000 due to the revenues growing at a higher rate than expenses. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in selling and marketing Computer Software/CD-ROM Copy Protection and other rights management products from C-Dilla Ltd.

General and Administrative

General and administrative expenses increased by $575,000 or 41.6% from $1.4 million in the first quarter of 1999 to $2.0 million in the first quarter of 2000 primarily due to higher accounting, legal and consulting expenses relating to the pending GLOBEtrotter Software, Inc. acquisition, a tax consulting project and general and administrative expenses for C-Dilla Ltd. which were not part of Macrovision's operations in the first quarter of 1999. General and administrative expenses declined as a percentage of net revenues from 19.3% in the first quarter of 1999 to 15.4% in the first quarter of 2000. In the future, general and administrative expenses are expected to increase over the prior periods as we continue to expand our new business development efforts.

Amortization of Intangibles from Acquisitions

The Company amortizes intangibles relating to the acquisition of C-Dilla Ltd. in June of 1999 on a straight line basis over three to seven years based on the expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill.

Interest and Other Income

Other income increased $1.6 million or 379.4% from $418,000 in the first quarter of 1999 to $2.0 million in the first quarter of 2000, primarily from interest income received on the proceeds of our public stock offering in late January 2000.

Income Taxes

Income tax expense represents combined federal and state taxes at effective rates of 39.4% and 38.4% for the first quarter of 2000 and 1999, respectively. The higher rate for the first quarter of 2000 is the result of taxable interest income on the Company's investments compared to tax-exempt instruments in the first quarter of 1999.

Net Income

Net income for the first quarter of 2000 was $4.4 million compared to $1.9 million for the first quarter of 1999. The first quarter of 2000 included the amortization of $744,000 of intangibles associated with the acquisition of C-Dilla Ltd.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses. Our operating activities provided net cash of $4.8 and $3.2 million in the first quarter of 2000 and 1999, respectively. In the first quarter of 2000, net cash was provided primarily by net income before depreciation and amortization adjusted for noncash charges, reduced by an increase in accounts receivable and prepaids offset by increases in deferred revenue and income taxes payable. In the first quarter of 1999, net cash was provided primarily by net income adjusted for noncash charges and an increase in accounts payable, deferred revenue and income taxes payable, offset slightly by an increase in accounts receivable and a decrease in accrued expenses.

Investing activities used net cash of $131.1 million and $2.1 million in the first quarter of 2000 and 1999, respectively. For the first quarter of 2000, net cash used in investing activities was primarily from the funds received from the public offering for the purchases of short and long-term investment securities and the purchases of strategic investments. For the first quarter of 1999, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities. We made capital expenditures of $225,000 and $79,000 in the first quarter of 2000 and 1999, respectively. We also paid $192,000 and $93,000 in the first quarter of 2000 and 1999, respectively, related to patents and other intangibles .

Net cash provided by financing activities was $147.1 million in the first quarter of 2000, primarily from our January public offering. For the three months ended March 31, 1999, the Company had net cash provided from financing activities of $498,000 relating primarily to the issuance of common stock upon the exercise of stock options and under the Company's stock purchase plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $186.8 million as of March 31, 2000. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $696,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of March 31, 2000.

Foreign Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in England and Japan operate in their respective local currency, which mitigates a portion of the exposure related to the royalties collected.

Strategic Investments. We have expanded our technology base through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR Technologies Inc., RPK and InterActual Technologies. These investments, totaling $58.2 million, represented 20.6% of our total assets as of March 31, 2000. We subsequently invested an additional $750,000 in AudioSoft in April 2000. CAC, AudioSoft, RPK and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR Technologies Inc. are publicly traded companies.

In March 2000, we announced that we had signed a letter of intent to acquire privately held GLOBEtrotter Software, Inc. GLOBEtrotter is the leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and the leading direct supplier of software asset management products to corporate customers worldwide. We plan on acquiring all outstanding shares and vested stock options of GLOBEtrotter for approximately 11.2 million shares of Macrovision common stock plus the assumption of GLOBEtrotter's outstanding employee stock options. The acquisition is subject to completion of due diligence, the final approval of Macrovision's board of directors, approvals of our stockholders, regulatory approvals, and satisfaction of certain other conditions which will be set forth in a definitive agreement.

RISK FACTORS

We depend on video copy protection technology and on advocacy of this technology by major motion picture studios, and failure of the major motion picture studios to support our technology could harm our business.

 In the event that the major motion picture studios, or other customers of our video copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes and DVDs of movies and other copyrighted materials that video retailers sell or rent to consumers. These fees represented 77.2%, 65.5% and 56.5% of our net revenues during 1998, 1999 and the first three months of 2000, respectively.

Any future growth in revenues from these fees will depend on the use of our video copy protection technology on a larger number of videocassettes, DVDs or digital PPV programs. In order to increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that the content owners and retailers would achieve as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other venues.

Any factor that results in a decline in demand for our video copy protection technology, including a change of video copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video copy-protection technology, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our copy protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes or DVD, or digital PPV programs with our technology, our business would be harmed.

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

      o the timing of releases of computer software CD-ROM multimedia titles: and

      o the degree to which various hacking or circumvention technologies are viewed to be successful by our customers.

We experience seasonality in our operating results, which may affect the price of our common stock.

We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times, in subsequent quarters of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. In addition, our revenues have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry. Historically, we have derived the majority of our net revenues from a relatively small number of customers. For 1998, one of our customers accounted for 11.9% of our net revenues. For 1999, no one customer accounted for more than 10% of our net revenues. For the first three months of 2000, revenues from one customer accounted for 10.7% of our net revenues. The Motion Picture Association of America studios as a group accounted for 45.1%, 34.4% and 32.5 % of our net revenues in 1998, 1999 and the first three months of 2000, respectively.

We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with six of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs sold in the United States. These agreements expire at various times ranging from March 2000 to December 2004. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

Most of our other videocassette copy protection customers license our technology on an annual contract basis or title-by-title or month-by-month. Our current customers may not continue to use our technology at current or increased levels, if at all, or we may not be able to obtain new customers. The loss of, or any significant reduction in revenues from, a key customer would harm our business.

We are dependent on international sales for a substantial amount of our revenue.
   We face diverse risks in our international business operations, which could adversely affect our operating results.

International and export sales together represented 44.5%, 45.6% and 49.7% of our net revenues in 1998, 1999 and the first three months of 2000, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and computer software CD-ROMs, and the use of copy protection in these media.

 To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States., This increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which may reduce the need for our copy protection technology.

Due to our reliance on international and export sales, we are subject to the risks of conducting business in foreign countries, including:

      o     foreign government regulation of our business;

      o changes in diplomatic and trade relationships with the foreign countries which we conduct business;

      o changes in, or imposition of, regulatory requirements of our business;

      o     reliance on strong copyright laws and local enforcement;

      o tariffs, taxes and other trade barriers and restrictions imposed on our business operations; and

      o     difficulty in staffing and managing our foreign operations.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, digital PPV and other applications requiring our copy protection solutions or if regulations governing our international business change. For example, under the United States Export Administration Act of 1979, encryption algorithms such as those used in our computer software copy protection technology are classified as munitions and subject to stringent export controls. Any such regulatory changes with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

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

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidate our property rights.

Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. We are currently involved in several legal proceedings. See "Legal Proceedings."

Litigation could harm our business and result in:

      o substantial liability or related costs, including indemnification of customers;

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

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our technologies and patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies.

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

In the event of an adverse ruling in a patent infringement lawsuit, we might suffer from the legal availability of the circumvention device or incur significant expense to obtain rights to the offending device. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business.

The security systems that we use in our proprietary technologies may be circumvented by third parties, which could damage our reputation and disrupt our business.

In our computer software copy protection products, digital code is embedded in media content that is imperceptible in normal use but that can be read by PC-based CD-ROM drives. The success of our products and services depends on the security of our media commerce, anti-counterfeiting and anti-piracy systems and self-authentication solutions. Security breaches of these systems and solutions could damage our reputation and expose us to a risk of loss or litigation and possible liability. The security measures that we use in our products and services may not prevent security breaches, and failure to prevent these security breaches may disrupt our business. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or otherwise damage our products and services and the properties of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers ro lose the confidence of our customers, any of which may cause the termination or modification of our contracts.

In the computer software copy protection market, a number of individuals have developed and posted SafeDisc hacks on the Internet. In addition, some of the newer CD recorder devices which have recently been introduced have the capability to circumvent our SafeDisc technology. If we are not able to generate frequent SafeDisc software releases and new signature technology, which deters various hacker/circumvention techniques, our customers could reduce their usage of our technology. Although the anti-circumvention provisions in the Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

A limited number of DVD manufacturers may build products that either do not contain our copy protection technology, or include features that allow consumers to bypass copy protection. Though we believe this is in contravention of the Digital Copyright Millennium Copyright Act, the basic DVD CSS license, or our basic business licensing terms, proliferation of these products could cause a decline in demand for our technologies, which could harm our business.

We may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. Any legal action that we may initiate could be time consuming to pursue, result in costly litigation, and divert management's attention from day-to-day activities. However, protection may not be available at a reasonable price or at all.

Our products could have unknown defects which may impact our business and our customer relationships.

Products as complex as those we offer or develop frequently contain undetected defects or errors. Despite testing, defects or errors may occur in existing or new products, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service and warranty costs, any of which could materially harm our business. Our inability to meet customer expectations or project milestones in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs.

Because customers rely on our products for critical security applications, defects or errors in our products might discourage customers from purchasing our products. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and liability limitation clauses in our sales agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

We are exposed to risks associated with expanding our technology base through strategic investments.

We have recently expanded our technological base in current as well as new markets through strategic investments in companies with complementary technologies or products, which may not prove to be of long-term benefit to us. We currently hold minority equity interests in five privately held companies, Command Audio Corporation, e-Video TV, Inc., AudioSoft, RPK and Interactual and two publicly traded companies, Digimarc and TTR.

The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our managements time and resources, and we may never recover the cost of these management resources. We may in the future be required to write off all or part of one or more of these investments which could harm our business.

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

      o     check for manufacturing defects in the mass-produced discs.

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

We compete for employees in California's Silicon Valley, as well as in the Reading area west of London, two of the most challenging employer environments in the world. Hiring for key personnel is highly competitive. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. The loss of key employees could harm our business.

Industry Risks

We are introducing products into the evolving market for digital PPV copy protection, and if this market does not develop or we are unable to serve this market effectively, our revenues will be adversely affected.

While our copy protection capability is embedded in more than 35 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only four system operators have activated copy protection for digital PPV programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection technology into the hardware and network infrastructure required to distribute such video programming. The Motion Picture Association of America studios may not require copy protection for any of their PPV movies or PPV system operators may not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom.

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

 In cooperation with Philips and Digimarc, we are jointly developing a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation of DVD recording devices. Our group has submitted a proposed solution to the DVD Copy Control Association, or DVD/CCA, a wholly owned subsidiary of Matsushita Electric Industries, which has assumed responsibility for selecting the industry standard. Our group is competing with a consortium of five other companies, comprised of IBM, NEC, Sony, Hitachi and Pioneer, that have submitted a similar proposal to the DVD/CCA. Some of these companies have substantially greater name recognition and significantly greater financial, technical, marketing and other resources than Philips, Digimarc and ourselves.

Our digital watermarking technology may not be selected as the standard solution by the DVD/CCA or our solution may not achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve. The group whose digital video watermarking solution is selected will have a significant advantage in licensing its technology to video content owners worldwide, and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. Even if the DVD/CCA adopts our solution, other companies may elect to compete in this market. If our solution is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group will be at a competitive disadvantage in marketing our solution.

We have recently entered the market for computer software copy protection, and we do not know if we will be successful in selling our products in this market.

We acquired C-Dilla Ltd. in June 1999. C-Dilla's products include SafeDisc, our copy protection technology for CD-ROM software products in the consumer multimedia market. The market for copy protection of CD-ROMs is unproven, and we may not be successful in developing this market.

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

We have entered into a strategic relationship with TTR Technologies, Inc. to develop and market a copy protection system that will inhibit casual copying of music CDs using dual-deck CD recorder systems or personal computer systems. A number of competitors and potential competitors may be developing similar and related music copy protection solutions. The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear what the reaction of the major music labels would be to any consumer resistance.

If the market for music CD copy protection fails to develop, or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance or if there is consumer resistance to this technology, our business would be harmed.

We are expanding our product focus to include digital rights management for various media (computer software, audio, video) and we do not know if we will be successful in developing or selling our products in these applications.

We are developing our SafeCast product line which is intended to address the broader application software market and Internet delivered software. We have signed a Letter of Intent to acquire GLOBEtrotter software, which is in the electronic licensing management business. We are devoting substantial management and development engineering resources to these activities which are expected to result in significant future revenues and profits. A number of competitors and potential competitors are developing digital rights management solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. If the market for digital rights management or electronic license management fails to develop or develops more slowly than expected, or if our solution does not achieve or sustain market acceptance, our business would be harmed.

If we are unable to compete successfully against competitive technologies that may be developed in the future our business will be harmed.

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

We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. As of March 31, 2000 we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

Nonetheless, some problems related to the year 2000 risks may not appear for some time after January 1, 2000. Year 2000 issues could include problems with our own products or with third-party products or technology that we use. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

Investment Risks

Our anagement has broad discretion as to how to use the proceeds from our recent offering and the proceeds may not be used appropriately.

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

JVC is entitled to cause the Company to register up to 3,161,952 of its shares under the Securities Act of 1933. JVC has the right to participate in any registration of shares we undertake on our own, except a registration of shares in connection with an employee benefit plan or merger. If JVC exercises its registration rights, a large number of our shares may be registered and sold in the public market. This could adversely affect the trading price for our shares. If we attempted to raise money through a registration and sale of our stock and JVC required us to allow them to participate in the registration, our ability to raise the amount of money we need to execute our business plan could be adversely affected.

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

      o     actual or anticipated fluctuations in operating results;

      o     announcements of technical innovations by us or our competitors;

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

Part II.  Other Information

Item 1.  Legal Proceedings.

We are involved in legal proceedings related to some of our intellectual property rights.

Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. In March 1999, the Japanese Patent Office recommended that our patent be invalidated. Macrovision contested this claim through the Japanese Patent Office and the Tokyo High Court. In March 2000, the Tokyo High Court ruled in favor of Macrovision and dismissed the invalidation claim. The matter must now be confirmed by the Japanese Patent Office.

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. In the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by us. We seek injunctive relief, compensatory damages, treble damages, costs, and attorneys' fees arising from these claims. Cavendish's response to the complaint contained counterclaims alleging that we have violated the Sherman Antitrust Act, the Lanham Act, California's false advertising law, and California's Unfair Competition Act. The counterclaims seek injunctive relief, compensatory damages, treble damages, costs, and attorneys' fees. The counterclaims also seek a declaratory judgment that the United States patent held by us is invalid and that Cavendish's products do not infringe the patent. We intend to defend these allegations vigorously. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology.

We initiated a patent infringement lawsuit in March 1999 against Vitec Audio und Video GmbH, a German company, which manufactures what we believe to be a video copy protection circumvention device. The case is being heard in the District Court of Dusseldorf, Germany. Vitec has filed a reply brief arguing that its product does not infringe. The District Court has ruled in favor of Vitec. We are appealing the District Court's decision to the Court of Appeal. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

Item 5 - Other Information.

In March 2000, we announced that we signed a letter of intent to acquire privately held GLOBEtrotter Software of San Jose, California. We believe GLOBEtrotter is the leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers worldwide. We plan to acquire all outstanding shares and vested stock options of GLOBEtrotter for approximately 11.2 million shares of Macrovision common stock and to assume all unvested GLOBEtrotter stock options, subject to completion of due diligence, the approval of Macrovision's board of directors and stockholders, regulatory approvals, and the completion of a definitive agreement. We intend to account for the transaction as a pooling of interest.

In April 2000, the Company invested an additional $750,000 in AudioSoft pursuant to the agreement signed in August 1999, which required such additional commitment if AudioSoft attained certain commercial milestones. AudioSoft is a developer of secure e-music delivery technology and copyright management royalty reporting systems.

Item 6 - Exhibits and Reports on Form 8-K.

(a)   Exhibits.
         27.1  - Financial Data Schedule.

(b)   Reports on Form 8-K.

      During the quarter ended March 31, 2000, the Company filed two Current Reports on Form 8-K. On February 15, 2000, the Company filed a Current Report on Form 8-K relating to the announcement of its two-for-one stock split payable to stockholders on March 17, 2000. On March 31, 2000, the Company filed a Current Report on Form 8-K relating to the announcement of the signing of a letter of intent to acquire GLOBEtrotter.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Date: May 12, 2000     By: /S/ William A. Krepick
                           ---------------------------------------------------------
                           William A. Krepick, President and Chief Operating Officer

Date: May 12, 2000     By: /S/ Ian R. Halifax
                           ---------------------------------------------------------
                           Ian Halifax, Vice President, Finance and Administration,
                           Chief Financial Officer and Secretary