Form 10-Q
period 2000-06-30
MACROVISION CORP
filed 2000-08-11
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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
Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                       Outstanding as of July 31, 2000

Common Stock, $0.001 par value              40,450,148

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
               as of June 30, 2000 and December 31, 1999 ..................    3

         Condensed Consolidated Statements of Operations
               for the Three Month Period Ended June 30, 2000 and 1999
               and the Six Month Period Ended June 30, 2000 and 1999 ......    4

         Condensed Consolidated Statements of Cash Flows
               for the Six Month Period Ended June 30, 2000 and 1999.......    5

         Notes to Condensed Consolidated Financial Statements..............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........   17

         Risk Factors......................................................   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   25

Item 5.  Other Information ................................................   25

Item 6.  Exhibits and Reports on Form 8-K .................................   25

Signatures ................................................................   26

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             June 30,
                                                               2000           December 31,
                                                            (Unaudited)           1999
                                                          ---------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                              $        13,141    $         4,317
   Short-term investments                                         119,650             31,452
   Accounts receivable, less allowance for doubtful
        accounts of $1,007 and $984                                 9,603             11,662
   Inventories                                                         89                178
   Deferred tax assets                                              2,262              2,477
   Prepaid expenses and other assets                                4,012              1,066
                                                          ---------------    ---------------
         Total current assets                                     148,757             51,152

Property and equipment, net                                         1,613              1,655
Patents and other intangibles, net                                  1,459              1,647
Long-term marketable investment securities                        104,723             52,241
Intangibles associated with C-Dilla Ltd acquisition, net           15,145             16,631
Other assets                                                        7,464              4,524
                                                          ---------------    ---------------
                                                          $       279,159    $       127,850
                                                          ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $         1,674    $         1,267
   Accrued expenses                                                 4,389              4,726
   Deferred revenue                                                 2,941              3,124
   Income taxes payable                                               411              1,524
   Current portion of capital lease obligation                         19                 76
                                                          ---------------    ---------------
      Total current liabilities                                     9,434             10,717

Deferred tax liabilities                                           11,630             14,073
                                                          ---------------    ---------------
                                                                   21,064             24,790
Stockholders' equity:
   Common stock                                                        40                 36
   Additional paid-in capital                                     212,121             63,553
   Accumulated other comprehensive gain                            21,700             25,165
   Retained earnings                                               24,234             14,306
                                                          ---------------    ---------------
      Total stockholders' equity                                  258,095            103,060
                                                          ---------------    ---------------
                                                          $       279,159    $       127,850
                                                          ===============    ===============

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended     Six Months Ended
                                                                      June 30,              June 30,
                                                                -------------------    -------------------
                                                                  2000       1999        2000       1999
                                                                --------   --------    --------   --------
Net revenues                                                    $ 13,520   $  8,057    $ 26,246   $ 15,220
                                                                --------   --------    --------   --------

Costs and expenses:
   Cost of revenues                                                  610        768       1,764      1,439
   Research and development                                        1,239      1,108       2,340      1,739
   Selling and marketing                                           2,665      2,064       5,174      3,946
   General and administrative                                      2,029      1,196       4,030      2,577
   Amortization of intangibles from acquisition                      743        109       1,487        109
   In process research and development                                --      4,286          --      4,286
                                                                --------   --------    --------   --------

       Total costs and expenses                                    7,286      9,531      14,795     14,096
                                                                --------   --------    --------   --------

Operating  income (loss)                                           6,234     (1,474)     11,451      1,124
Interest and other income, net                                     2,928        405       4,932        823
                                                                --------   --------    --------   --------

       Income (loss) before income taxes                           9,162     (1,069)     16,383      1,947
Income tax expense (benefit)                                       3,610       (469)      6,455        689
                                                                --------   --------    --------   --------

       Net  income (loss)                                       $  5,552   $   (600)   $  9,928   $  1,258
                                                                ========   ========    ========   ========

Computation of basic and diluted earnings (loss) per share:
   Basic earnings (loss) per share                              $   0.14   $  (0.02)   $   0.25   $   0.04
                                                                ========   ========    ========   ========
   Shares used in computing basic earnings (loss) per share       40,275     35,901      39,742     35,725
                                                                ========   ========    ========   ========

   Diluted earnings (loss) per share                            $   0.13   $  (0.02)   $   0.24   $   0.03
                                                                ========   ========    ========   ========
   Shares used in computing diluted earnings (loss) per share     42,435     35,901      41,981     37,561
                                                                ========   ========    ========   ========

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Six Months Ended June 30,
                                                                        2000          1999
                                                                      ---------    ---------
Cash flows from operating activities:
Net income                                                            $   9,928    $   1,258
Adjustments to reconcile net income to net cash provided
        by operating activities:
   Depreciation and amortization                                          2,062          618
   Amortization of prepaid future royalties to C-Dilla Limited               --          166
   Deferred income taxes                                                    138         (368)
   Loss on disposal of assets                                               440           --
   Tax benefit from employee stock plans                                    655           --
   In-process research and development                                       --        4,286
   Stock compensation                                                       105           --
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets           180       (1,673)
       Accounts payable, accrued expenses, deferred revenue
          and income taxes payable                                       (1,226)        (684)
       Other                                                                 (9)          (2)
                                                                      ---------    ---------
       Net cash provided by operating activities                         12,273        3,601
                                                                      ---------    ---------

Cash flows from investing activities:
   Purchases and sales (net) of long-term and short-term marketable
        Investment securities                                          (142,490)      12,947
   Acquisition of property and equipment                                   (395)        (315)
   Payments for patents and other intangibles                              (391)        (279)
   Prepaid acquisition costs                                               (763)          --
   Investment in Digimarc                                                    --       (2,000)
   Minority equity investments in companies                              (6,950)          --
   Acquisition of C-Dilla Limited, net of cash acquired                      --      (11,960)
   Receivable from related party                                           (215)          --
   Other, net                                                                --           34
                                                                      ---------    ---------
       Net cash used in investing activities                           (151,204)      (1,573)
                                                                      ---------    ---------

Cash flows from financing activities:
   Payments on capital lease obligations                                    (57)         (56)
   Payments on note payable                                                  --          (12)
   Payment of stockholder's note receivable                                  --           78
   Proceeds from stock offering, net                                    146,104           --
   Proceeds from issuance of common stock, net                            1,708          776
                                                                      ---------    ---------
       Net cash provided by financing activities                        147,755          786
                                                                      ---------    ---------
Net increase in cash and cash equivalents                                 8,824        2,814
Cash and cash equivalents at beginning of period                          4,317        3,513
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $  13,141    $   6,327
                                                                      =========    =========
Supplemental cash flow information:
   Interest paid                                                      $       5    $       3
                                                                      =========    =========
   Income taxes paid                                                  $   6,452    $   2,027
                                                                      =========    =========
   Unrealized gain on investments, net of tax                         $  21,819    $      --
                                                                      =========    =========
   Stock issued for C-Dilla Ltd.                                      $      --    $   5,073
                                                                      =========    =========
   Issuance of options in acquisition of C-Dilla Ltd.                 $      --    $   1,829
                                                                      =========    =========

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and their results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-K filed on March 30, 2000, as amended, and the Company's Registration Statement on Form S-3 (Registration No. 333-95337).

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

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. In December 1999, Digimarc, in which the Company has a minority interest of 924,475 shares (or approximately 7.7%), consummated an initial public offering. In January 2000, the Company invested $4.0 million in TTR Technologies, Inc., a public company, representing 1,880,937 shares or approximately 11.4%. The fair market valuation for Digimarc and TTR is classified as long-term marketable investment securities on the consolidated balance sheets. As of June 30, 2000 and December 31, 1999, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair market value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, as a separate component of stockholders' equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of available-for-sale securities (in thousands):

                                                         June 30,   December 31,
                                                           2000         1999
                                                         --------   ------------

Cash equivalents - money market funds .................. $ 12,178     $  2,951
                                                         --------     --------
Investments:
   Corporate preferred certificates ....................       --        2,000
   Corporate bonds .....................................  157,927           --
   Municipal preferred certificates ....................       --        2,000
   United States government bonds and agency securities    21,563       33,469
   Equity investments ..................................   44,884       46,224
                                                         --------     --------
                                                          224,374       83,693
                                                         --------     --------
                                                         $236,552     $ 86,644
                                                         ========     ========

      As of June 30, 2000 and December 31, 1999 government bond securities and equity investments totaling $104.7 million and $52.2 million, respectively, are classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

      As of June 30, 2000 and December 31, 1999, the difference between the fair value and the amortized cost of available-for-sale securities was a gain of $36,825,000 and $42,634,000, respectively. These unrealized gains, net of deferred income tax, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income. As of June 30, 2000 and December 31, 1999, the weighted average portfolio duration and contractual maturity for the government bonds and other instruments was approximately ten months and eight months, respectively.

NOTE 3 - PUBLIC OFFERING, EXERCISE OF OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

On January 26, 2000, the Company consummated an offering (the "offering") of 3,820,000 shares of its Common Stock, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by stockholders of the Company. All shares were sold for $53.44 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $146 million. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders.

During the quarter ended June 30, 2000, the Company issued 241,957 shares of common stock and received proceeds of approximately $695,000 associated with the exercise of stock options.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following:

                                          June 30,             December 31,
                (In thousands)              2000                   1999
                                        -------------          ------------

                Raw materials           $          42          $         72
                Work in progress                   24                    26
                Finished goods                     23                    80
                                        -------------          ------------
                                        $          89          $        178
                                        =============          ============

NOTE 5 - OTHER ASSETS

The Company intends to hold its investments for the long term and monitors whether there has been something other than a temporary decline in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method, and these investments are classified as other assets in the accompanying condensed consolidated balance sheets as follows:

   (In thousands)

                                                      June 30,      December 31,
                                                        2000            1999
                                                      --------      ------------

Investment in CAC                                      $3,688          $3,688
Minority equity investments in companies                3,700             750
Deposits and other assets                                  74              86
                                                       ------          ------
                                                       $7,462          $4,524
                                                       ======          ======

During the quarter ended June 30, 2000, the Company made an additional $750,000 strategic investment, pursuant to the agreement signed in August 1999, in AudioSoft, a developer of secure e-music delivery technology and copyright management royalty reporting systems. The Company does not have the ability to exert significant influence over the company.

NOTE 6:  ACQUISITION

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

      In-process research and development .................        $ 4,286
      Developed technology ................................          3,824
      Core technology .....................................          7,844
      Acquired workforce ..................................            497
      Covenant not to compete .............................          1,788
      Goodwill ............................................          4,278
                                                                   -------
                                                                   $22,517
                                                                   =======

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

The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though the Company expected that the acquired in-process technology will be successfully developed, there is no assurance that commercial or technical viability of these products would be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

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

The Company amortizes such intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, noncompete agreements and goodwill. If the identified projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

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

NOTE 7- NET INCOME PER SHARE

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

                                    Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      2000       1999       2000       1999
                                     ------     ------     ------     ------
Basic EPS - weighted average
   number of common shares
   outstanding                       40,275     35,901     39,742     35,725
Effect of dilutive common shares
   - stock options outstanding        2,160         --      2,239      1,836
                                     ------     ------     ------     ------
Diluted EPS - weighted average
   number of common shares and
   common shares outstanding         42,435     35,901     41,981     37,561
                                     ======     ======     ======     ======

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its first fiscal quarter of 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on Applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting bulletin No. 101A (SAB 101A), Amendment; Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the third quarter of 2000 and is evaluating the effect that such adoption might have on its financial statements.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company is currently evaluating FIN 44 and has not yet determined the impact, if any, of adopting this Interpretation.

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

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:

                                                  Three Months Ended           Six Months Ended
                                                        June 30,                   June 30,
                                                 ----------------------      ---------------------
                                                   2000          1999          2000         1999
                                                 --------      --------      --------     --------
Video Copy Protection                            $ 11,857      $  7,474      $ 21,728     $ 14,339
Computer Software Copy Protection                   1,235           466         3,702          679
Video Scrambling                                      409           117           761          202
Other                                                  19            --            55           --
                                                 --------      --------      --------     --------
Total                                            $ 13,520      $  8,057      $ 26,246     $ 15,220
                                                 ========      ========      ========     ========

Operating Income:

                                                  Three Months Ended           Six Months Ended
                                                        June 30,                   June 30,
                                                 ----------------------      ---------------------
                                                   2000          1999          2000         1999
                                                 --------      --------      --------     --------
Video Copy Protection                            $  9,963      $  5,963      $ 18,012     $ 11,291
Computer Software Copy Protection                     (79)         (244)        1,100         (899)
Video Scrambling                                      348          (494)          157         (557)
Other                                                  13            --            39           --
                                                 --------      --------      --------     --------
  Segment income                                   10,245         5,225        19,308        9,835

Research and development                            1,239         1,108         2,340        1,739
General and administrative                          2,029         1,196         4,030        2,577
Amortization of intangibles from acquisition          743           109         1,487          109
In process research and development                    --         4,286            --        4,286
                                                 --------      --------      --------     --------

  Operating income (loss)                           6,234        (1,474)       11,451        1,124

Interest and other income, net                      2,928           405         4,932          823
                                                 --------      --------      --------     --------
  Income  (loss) before income taxes             $  9,162      $ (1,069)     $ 16,383     $  1,947
                                                 ========      ========      ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as the Company's expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000 and the Company's Registration Statement on Form S-3 (Registration No. 333-95337), which was declared effective by the Securities and Exchange Commission on January 25, 2000. There are no assurances that the Company has identified all possible problems that the Company might face. All investors should carefully read the annual report on Form 10-K and the Company's Registration Statement on Form S-3, together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

The Company was formed in 1983 and designs, develops and markets video copy protection and rights management technologies that provide copy protection for motion pictures and other proprietary content stored on videocassettes, DVDs or other media or is transmitted by cable, satellite or microwave transmission or over the Internet. In 1998, the Company broadened its focus to include the copy protection of other media, including multimedia computer software on CD-ROMs. The Company is headquartered in Sunnyvale, California and has subsidiaries in the United Kingdom and Japan.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                 Three Months ended
                                      June 30,
                                 ------------------
                                                           $             %
                                   2000        1999      Change        Change
                                 -------     ---------------------------------
Video Copy Protection
   Videocassette                 $ 3,342     $ 4,112     $  (770)       (18.7)%
   DVD                             4,138       1,664       2,474        148.7
   Pay-Per-View                    4,377       1,698       2,679        157.8
Computer Software Copy
Protection                         1,235         466         769        165.2
Video Scrambling                     409         117         292        249.6
Other                                 19          --          19           --
                                 -------     -------     -------
Total                            $13,520     $ 8,057     $ 5,463         67.8%
                                 =======     =======     =======

Net Revenues

Our net revenues for the second quarter of 2000 increased 67.8% from $8.1 million in the second quarter of 1999 to $13.5 million in 2000. Revenues from videocassette copy protection decreased $770,000 from $4.1 million in the second quarter of 1999 to $3.3 million in 2000 due to the explosive growth in the studio DVD business. Many of the studios are decreasing the use of copy protection on movies on VHS format and focusing on the DVD format. DVD copy protection revenues increased $2.5 million or 148.7% from $1.6 million in the second quarter of 1999 to $4.1 million in the first quarter of 2000 due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand including the international market. Digital PPV copy protection revenues increased $2.7 million or 157.8% from $1.7 million in the second quarter of 1999 to $4.4 million in the second quarter of 2000 due to continued increases in the shipments of copy protection enabled digital set-top boxes, new system operator licenses, and increased usage royalties.

Computer Software/CD-ROM Copy Protection revenues increased $769,000 from $466,000 in the second quarter of 1999 to $1.2 million in the second quarter of 2000 as the installed base of customers implemented our SafeDisc copy protection on their PC games and other consumer multimedia software. Revenues from Video Scrambling products increased 249.6% from $117,000 in the second quarter of 1999 to $409,000 in the second quarter of 2000 primarily due to shipments of Phasekrypt-enabled analog cable set-top boxes from one of our licensees to their customers in Brazil . Other revenue for the second quarter of 2000 was $19,000 relating to a consulting agreement.

We expect that, although the videocassette copy protection will remain a significant part of our business, it will continue to decline as a percentage of our revenues and profits and in absolute terms as our copy protection business in DVD, digital PPV and computer software continue to grow at much higher rates.

Gross Margin

Gross margin for the second quarter of 2000 was 95% compared to 90% for the same period in 1999. The increased percentage was a result of a higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization and litigation, and SafeDisc royalty expense prior to the acquisition of C-Dilla Ltd. We expect gross margins to decrease slightly in the future due to increased costs as our current patent litigation progresses.

Research and Development

Research and development expenses increased by $131,000 or 11.8% from $1.1 million in the second quarter of 1999 to $1.2 million in 2000. The increased expenses were a result of higher expenses relating to the software development at C-Dilla that was not part of Macrovision for the full quarter in 1999. These expenses were offset slightly by the reimbursement from TTR Technologies of expenses relating to the SafeAudio(TM) CD copy protection project and the one-time charges in 1999 relating to licensing fee for technology and bonuses paid to engineering employees at C-Dilla. Research and development expenses decreased as a percentage of net revenues from 14% for the second quarter of 1999 to 9% for the second quarter of 2000. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of the research and development activity at C-Dilla, and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses increased by $601,000 or 29.1% from $2.1 million in the second quarter of 1999 to $2.7 million in the second quarter of 2000. This increase was primarily due to the increased selling and marketing expenses in our Computer Software /CD-ROM Copy Protection business. Selling and marketing expenses decreased as a percentage of net revenues from 25.6% for the second quarter of 1999 to 19.7% for the second quarter of 2000. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in building market share in our Computer Software/CD-ROM Copy Protection and other digital rights management products.

General and Administrative

General and administrative expenses increased by $833,000 or 69.6% from $1.2 million in the second quarter of 1999 to $2.0 million in the second quarter of 2000 primarily due to a tax consulting project, increased insurance expenses and increased general and administrative expenses relating to our Computer Software/CD-ROM Copy Protection business. General and administrative expenses increased slightly as a percentage of net revenues from 14.8% in the second quarter of 1999 to 15.0% in the second quarter of 2000. General and administrative expenses are expected to increase over the prior periods as we continue to expand our new business in a number of new product areas.

Amortization of Intangibles from Acquisitions

The Company amortizes intangibles relating to the acquisition of C-Dilla in June of 1999 on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed the value of the acquired intangible assets may also become impaired.

In-process Research and Development

In June 1999, we allocated $4.3 million of the $23.2 million total purchase price for C-Dilla to in-process research and development projects. This allocation represents the estimated fair value based on risk adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla had five major copy protection/rights management projects in progress at the time of acquisition. These projects included a product being designed to protect DVD-ROMs from unauthorized replication or copying, three products being designed to prohibit the unauthorized copying of audio products and a product being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies.

The nature of the efforts required to develop the acquired in process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though the Company expected that the acquired in process technology will be successfully developed, there could be no assurance that commercial or technical viability of these products would be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

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

We amortize these intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in process research and development projects and the value of the acquired intangible assets may also become impaired.

Interest and Other Income

Other income increased $2.5 million or 623.0% from $405,000 in the second quarter of 1999 to $2.9 million in the second quarter of 2000, primarily from interest income received on the proceeds of our public stock offering in late January 2000.

Income Tax Expense (Benefit)

Income tax expense represents combined federal and state taxes at effective rates of 39% and 44% for the second quarter of 2000 and 1999, respectively. A tax benefit for the second quarter of 1999 was the result of the availability of operating losses and credits from the acquisition of C-Dilla.

Net Income

Net income for the second quarter of 2000 was $5.6 million compared to a loss of $600,000 for the second quarter of 1999. The loss in 1999 resulted primarily from the in-process research and development write-off and amortization of intangibles related to the acquisition of C-Dilla.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                  Six Months ended
                                      June 30,
                                 --------------------
                                                             $             %
                                   2000         1999        Change       Change
                                 --------    -----------------------------------
Video Copy Protection
   Videocassette                 $  6,907     $  8,334     $ (1,427)     (17.1)%
   DVD                              7,764        3,033        4,731      156.0
   Pay-Per-View                     7,057        2,972        4,085      137.4
Computer Software Copy
Protection                          3,702          679        3,023      445.2
Video Scrambling                      761          202          559      276.7
Other                                  55           --           55         --
                                 --------     --------     --------
Total                            $ 26,246     $ 15,220     $ 11,026       72.4%
                                 ========     ========     ========

Net Revenues

Our net revenues for the first six months of 2000 increased 72.4% from $15.2 million in the six months ended June 30, 1999 to $26.2 million for the first six months of 2000. Revenues from videocassette copy protection decreased $1.4 million from $8.3 million in the first six months of 1999 to $6.9 million in the comparable period of 2000 due to the explosive growth in the studio DVD business. Many of the studios are decreasing the use of copy protection on movies on VHS format and focusing on the DVD format. DVD copy protection revenues increased $4.7 million or 156.0% from $3.0 million in the first six months of 1999 to $7.7 million in the first six months of 2000 due to increases in DVD shipments as the domestic and international markets for both DVD players and DVD titles continued to expand at a rapid rate. Digital PPV copy protection revenues increased $4.1 million or 137.4% from $3.0 million in the first six months of 1999 to $7.1million in the six months ended June 30, 2000 due to continued increases in the shipments of copy protection enabled digital set-top boxes, new system operator licenses, and usage royalties from the activation of copy protection on PPV programs.

Computer Software/CD-ROM Copy Protection revenues increased $3.0 million from $679,000 in the first six months of 1999 to $3.7 million in the first six months of 2000 as the installed base of customers implemented our SafeDisc copy protection on their PC games and other consumer multimedia software. Revenues from Video Scrambling products increased 276.7% from $202,000 in the first six months of 1999 to $761,000 in the first six months of 2000 primarily due to Phasekrypt-enabled analog set top box shipments from one of our licensees to their customers in Brazil . Other revenue for the first six months of 2000 was $55,000 relating to a consulting agreement.

We expect that, although videocassette copy protection will remain a significant part of our business, it will continue to decline as a percentage of our revenues and profits, and in absolute terms as our copy protection business in DVD, digital PPV and computer software continue to grow at much higher rates. Our international and export revenues as a percentage of net revenues increased from 42.8% for the first six months of 1999 to 51.4% for the first six months of 2000 due to higher video copy protection revenues in DVD and digital PPV, and Computer Software/CD-ROM copy protection revenues.

Gross Margin

Gross margin for the first six months of 2000 was 93% compared to 91% for the same period in 1999. The increased percentage was a result of a higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses, offset slightly by the write-down of patents, assets and inventory related to the Video Scrambling Group as the Company redirects its efforts to other growing markets that it serves. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization and litigation, and SafeDisc royalty expense prior to the acquisition of C-Dilla Ltd. We expect gross margins to decrease slightly in the future due to increased costs as our current patent litigation progresses.

Research and Development

Research and development expenses increased by $601,000 or 34.6% from $1.7 million in the first six months of 1999 to $2.3 million in 2000. The increased expenses were a result of higher expenses relating to the software development at C-Dilla that was not part of Macrovision for the full six months of 1999. These expenses were offset slightly by the reimbursement from TTR Technologies for expenses relating to the SafeAudio(TM) CD copy protection project and the one-time charges in 1999 relating to licensing fee for technology and bonuses paid to engineering employees at C-Dilla. Research and development expenses decrease as a percentage of net revenues from 14% for the second quarter of 1999 to 9% for the second quarter of 2000. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of the research and development activity at C-Dilla and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses increased by $1.2 million or 31.1% from $4.0 million in the first six months of 1999 to $5.2 million in the second quarter of 2000. This increase was primarily due to the increased selling and marketing expenses in our Computer Software /CD-ROM Copy Protection. Selling and marketing expenses decreased as a percentage of net revenues from 25.9% for the first six months of 1999 to 19.7% for the first six months of 2000. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in selling and marketing Computer Software/CD-ROM Copy Protection and other digital rights management products.

General and Administrative

General and administrative expenses increased by $1.4 million or 36.1% from $2.6 million in the first six months of 1999 to $4.0 million in the first six months of 2000 primarily due to a tax consulting project, increased insurance expenses and general and administrative expenses relating to our Computer Software/CD Copy Protection business. General and administrative expenses decreased slightly as a percentage of net revenues from 16.9% in the first six months of 1999 to 15.4% in the first six months of 2000. General and administrative expenses are expected to increase over the prior periods as we continue to expand our business in a number of new product areas.

Amortization of Intangibles from Acquisitions

The Company amortizes intangibles relating to the acquisition of C-Dilla in June of 1999 on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed the value of the acquired intangible assets may also become impaired.

In-process Research and Development

In June 1999, we allocated $4.3 million of the $23.2 million total purchase price for C-Dilla to in-process research and development projects. This allocation represents the estimated fair value based on risk adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla had five major copy protection/rights management projects in progress at the time of acquisition. These projects included a product being designed to protect DVD-ROMs from unauthorized replication or copying, three products being designed to prohibit the unauthorized copying of audio products and a product being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies.

The nature of the efforts required to develop the acquired in process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though the Company expected that the acquired in process technology will be successfully developed, there could be no assurance that commercial or technical viability of these products would be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

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

We amortize these intangibles on a straight line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in process research and development projects and the value of the acquired intangible assets may also become impaired.

Interest and Other Income

Other income increased $4.1 million or 499.3% from $823,000 in the first six months of 1999 to $4.9 million in the first six months of 2000, primarily from interest income received on the proceeds of our public stock offering in late January 2000.

Income Tax Expense

Income tax expense represents combined federal and state taxes at effective rates of 39% and 35% for the first six months of 2000 and 1999, respectively. The lower rate in 1999 was due to higher tax-exempt interest and the availability of operating losses and credits from the acquisition of C-Dilla.

Net Income

Net income for the first six months of 2000 was $9.9 million compared to $1.3 million for the first six months of 1999, which included the in-process research and development write-off as well as amortization of intangibles related to the acquisition of C-Dilla.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses. Our operating activities provided net cash of $12.3 and $3.6 million in the first six months of 2000 and 1999, respectively. In the first six months of 2000, net cash was provided primarily by net income, reduced by an increase in prepaids and a decrease in income taxes offset by decreases in accounts receivables and an increase in accounts payable. For the first six months of 1999, net cash was provided primarily by net income, reduced by an increase in accounts receivable offset slightly by an increase in accounts payable and income taxes payable.

Investing activities used net cash of $151.2 million and $1.6 million in the first first six months of 2000 and 1999, respectively. For the first six months of 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities from the funds received from the public offering, the minority equity investments in companies and the prepaid expenses related to the acquisition of GLOBEtrotter. For the first six months of 1999, net cash used in investing activities was primarily the acquisition of C-Dilla Ltd. and the additional investment in Digimarc, offset by the net investment in short and long-term investment securities. The investment in Digimarc was in connection with a round of third-party financing obtained by Digimarc. We made capital expenditures of $395,000 and $315,000 in the first six months of 2000 and 1999, respectively. We also paid $391,000 and $279,000 in the first six months of 2000 and 1999, respectively, related to patents and other intangibles during those periods.

Net cash provided by financing activities was $147.8 million in the first six months of 2000 resulted from our January public offering. In 1999, the net cash provided from financing activities was primarily related to the issuance of common stock upon the exercise of stock options, stock purchases under the our stock purchase plan and the final payment of a stockholder's note receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $192.6 million as of June 30, 2000. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $684,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of June 30, 2000.

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

Strategic Investments. We have expanded our technology base in current as well as new markets through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR Technologies, RPK and InterActual Technologies. These investments, totaling $52.3 million, represented 18.7% of our total assets as of June 30, 2000. CAC, AudioSoft, RPK and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR Technologies are publicly traded companies.

In March 2000, we announced that we signed a letter of intent to acquire privately held GLOBEtrotter Software of San Jose, California. In June 2000, we signed a definitive acquisition agreement with GLOBEtrotter. GLOBEtrotter is a leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and the leading direct supplier of software asset management products to corporate customers worldwide. Assuming stockholders approval regarding certain necessary actions such as the issuance of our shares, increasing the authorized shares of our stock and approving the 2000 Equity Incentive Plan, we will acquire all outstanding shares of GLOBEtrotter for 8.9 million shares of Macrovision common stock and to assume all vested and unvested GLOBEtrotter stock options in exchange for options to purchase approximately 760,000 shares of Macrovision common stock.

On July 18, 2000, we filed a definitive proxy statement requesting the necessary approvals at the annual meeting of stockholders on August 24, 2000. Regulatory approvals of the merger are also being obtained.

RISK FACTORS

We depend on video copy protection technology and on advocacy of this technology by major motion picture studios, and failure of the major motion picture studios to support out technology could harm our business.

In the event that the major motion picture studios, or other customers of our video copy protection technology were to determine that the benefits of using our technology did not justify the cost of licensing the technology, demand for our technology would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes and DVDs of movies and other copyrighted materials that video retailers sell or rent to consumers. These fees represented 77.2%, 65.5% and 55.9% of our net revenues during 1998, 1999 and the first six months of 2000, respectively.

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

Our customer base is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry. Historically, we have derived the majority of our net revenues from a relatively small number customers. For 1998, one of our customers accounted for more than 12% of our net revenues. For 1999, no one customer accounted for more than 10% of our net revenues. For the first six months of 2000, revenues from one of our customers accounted for 11% of our net revenues. The Motion Picture Association of America studios as a group accounted for 45.1%, 34.4% and 31.4 % of our net revenues in 1998, 1999 and the first six months of 2000, respectively.

We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with six of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from 2000 to 2004. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

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

International and export sales together represented 44.5%, 45.6% and 51.4% of our net revenues in 1998, 1999 and the first six months of 2000, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and computer software CD-ROMs, and the use of copy protection in these media.

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

In the computer software copy protection market, a number of individuals have developed and posted SafeDisc hacks on the Internet, or CD cloning software. If we are not able to develop frequent SafeDisc software releases and new digital signatures, which deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. Although the anti-circumvention provisions in the Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to risks associated with expanding our technological base through strategic investments.

We have recently expanded our technological base in current as well as new markets through strategic investments in companies with complementary technologies or products, which may not prove to be of long-term benefit to us. We currently hold minority equity interests in four privately held companies, Command Audio Corporation, AudioSoft, RPK and Interactual and two publicly traded companies, Digimarc and TTR.

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

While our copy protection capability is embedded in more than 43 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only four system operators have activated copy protection for digital PPV programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV will depend in large part on the support of the major motion picture studios in advocating the incorporation of copy protection technology into the hardware and network infrastructure required to distribute such video programming. The Motion Picture Association of America studios may not require copy protection for any of their PPV movies or PPV system operators may not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom.

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

Our digital watermarking technology may not be selected by the DVD/CCA. The group whose digital video watermarking solution is selected will have a significant advantage in licensing its technology to video content owners worldwide, and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. Even if the DVD/CCA adopts our solution, other companies may elect to compete in this market. If the solution being developed by Philips, Digimarc and ourselves is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group will be at a competitive disadvantage in marketing our solution. The solution being developed by our group may not be selected as the standard by the DVD/CCA or our solution may not achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve. If this happens, our future revenue opportunities will be negatively impacted.

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

We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. As of June 30, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

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

Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. We believe that this conclusion was reached in error. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of the Macrovision patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent is slightly reduced but is not expected to have a material effect on the value of this patent to our business. In short, the patent remains valid and part of our business.

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. in the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by us. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Cavendish's response to the complaint contained a counterclaim alleging that we have violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by us is invalid and that Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously. In July 2000, The District Court issued a ruling on claim construction regarding patent infringement. It is not clear, however, whether the claim construction ruling would be adverse against us in effect. Trial is scheduled to commence in May 2001. If an adverse ruling is ultimately reached on patent infringement, we may incur legal competition from Dwight-Cavendish and a corresponding decline in demand for our technology could have a material adverse effect on our business.

We initiated a patent infringement lawsuit in March 1999 against Vitec Audio und Video GmbH, a German company, which manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We have in turn appealed the District Court's ruling in July 2000. If an adverse ruling on the appeal is ultimately reached against us, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

Item 5 - Other Information.

In March 2000, we announced that we signed a letter of intent to acquire privately held GLOBEtrotter Software of San Jose, California. In June 2000, we signed a definitive acquisition agreement with GLOBEtrotter. GLOBEtrotter is the leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and the leading direct supplier of software asset management products to corporate customers worldwide. If approved by our stockholders and the GLOBEtrotter stockholders, we will acquire all outstanding shares of GLOBEtrotter for 8.9 million shares of Macrovision common stock and assume all vested and unvested GLOBEtrotter stock options in exchange for options to purchase approximately 760,000 shares of Macrovision common stock.

On July 18, 2000, we filed a definitive proxy statement requesting the approvals by Macrovision's stockholders at the annual meeting of stockholders on August 24, 2000. Regulatory approvals of the merger are also being obtained.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)     Exhibits.

                    27.1 - Financial Data Schedule.

      (b)     Reports on Form 8-K.

      During the quarter ended June 30, 2000, the Company filed no Current Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation


Date:  August 11, 2000     By:   /S/ William A. Krepick
       ----------------       --------------------------------------------------
                              William A. Krepick, President and Chief Operating
                              Officer


Date:  August 11, 2000     By:   /S/ Ian R. Halifax
       ----------------       --------------------------------------------------
                                 Ian Halifax, Vice President, Finance and
                                 Administration, Chief Financial Officer and
                                 Secretary