Form 10-Q
period 2000-09-30
MACROVISION CORP
filed 2000-11-14
CIK 1027443

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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
Yes |X|   No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                        Outstanding as of October 31, 2000

Common Stock, $0.001 par value               49,623,437

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
           as of September 30, 2000 and December 31, 1999 ..................  3

         Condensed Consolidated Statements of Income
           for the Three Month Period Ended September 30, 2000 and 1999
           and the Nine Month Period Ended September 30, 2000 and 1999 .....  4

         Condensed Consolidated Statements of Cash Flows
           for the Nine Month Period Ended September 30, 2000 and 1999......  5

         Notes to Condensed Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................... 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 16

         Risk Factors....................................................... 17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 24

Item 2.  Changes in Securities ............................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders ............... 25

Item 5.  Other Information ................................................. 26

Item 6.  Exhibits and Reports on Form 8-K .................................. 26

Signatures ................................................................. 26

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $  38,605       $   4,710
   Short-term investments                                       105,919          31,452
   Accounts receivable, less allowance for doubtful
        accounts of $1,133 and $1,059, respectively              14,855          12,929
   Inventories                                                      159             265
   Receivables from related party                                    --             555
   Deferred tax assets                                            2,580           2,477
   Prepaid expenses and other assets                              5,523           2,683
                                                              ---------       ---------
         Total current assets                                   167,641          55,071

Property and equipment, net                                       2,192           1,831
Patents and other intangibles, net                                2,242           2,391
Long-term marketable investment securities                       83,097          52,241
Intangibles associated with C-Dilla Ltd acquisition, net         14,401          16,632
Other assets                                                      7,151           4,524
                                                              ---------       ---------
                                                              $ 276,724       $ 132,690
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   2,506       $   1,394
   Accrued expenses                                               4,818           6,320
   Deferred revenue                                               9,526           6,847
   Income taxes payable                                           1,979           1,574
   Current portion of capital lease obligation                       --              76
                                                              ---------       ---------
      Total current liabilities                                  18,829          16,211

Notes payable                                                        --             133
Deferred tax liabilities                                          3,219          14,073
                                                              ---------       ---------
                                                                 22,048          30,417
Stockholders' equity:
   Common stock                                                      50              46
   Additional paid-in capital                                   254,968          63,753
   Stockholder note receivable                                     (297)             --
   Deferred stock-based compensation                            (25,224)             --
   Accumulated other comprehensive gain                          10,134          25,165
   Retained earnings                                             15,045          13,309
                                                              ---------       ---------
      Total stockholders' equity                                254,676         102,273
                                                              ---------       ---------
                                                              $ 276,724       $ 132,690
                                                              =========       =========

                  See the accompanying notes to these condensed
                       consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                                --------------------      --------------------
                                                                  2000         1999         2000         1999
                                                                -------      -------      -------      -------
Net revenues                                                    $20,446      $13,824      $55,303      $35,819
                                                                -------      -------      -------      -------

Costs and expenses:
   Cost of revenues                                               1,476        1,333        3,988        3,463
   Research and development                                       2,114        1,521        5,452        4,262
   Selling and marketing                                          3,418        3,325       10,601        9,054
   General and administrative                                     2,596        1,780        7,686        5,119
   Amortization of intangibles from acquisition                     743          683        2,230          791
   Acquisition costs related to GLOBEtrotter Software Inc.        2,061           --        2,061           --
   Deferred stock-based compensation related to
       GLOBEtrotter Software Inc.                                 2,405           --       13,251           --
   In process research and development                               --           --           --        4,285
                                                                -------      -------      -------      -------

       Total costs and expenses                                  14,813        8,642       45,269       26,974
                                                                -------      -------      -------      -------

Operating income                                                  5,633        5,182       10,034        8,845
Interest and other income, net                                    3,127          371        8,022        1,213
                                                                -------      -------      -------      -------

       Income before income taxes                                 8,760        5,553       18,056       10,058
Income tax expense                                                3,957        1,273       10,459        2,024
                                                                -------      -------      -------      -------

       Net  income                                              $ 4,803      $ 4,280      $ 7,597      $ 8,034
                                                                =======      =======      =======      =======

Computation of basic and diluted earnings per share:
   Basic earnings per share                                     $  0.10      $   .09      $  0.15      $  0.18
                                                                =======      =======      =======      =======

   Shares used in computing basic earnings per share             49,502       45,391       48,949       44,840
                                                                =======      =======      =======      =======

   Diluted earnings per share                                   $  0.09      $   .09      $  0.15      $  0.17
                                                                =======      =======      =======      =======

   Shares used in computing diluted earnings per share           52,230       47,627       51,759       46,764
                                                                =======      =======      =======      =======

                  See the accompanying notes to these condensed
                       consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                           2000            1999
                                                                         ---------       ---------
Cash flows from operating activities:
Net income                                                               $   7,597       $   8,034
Adjustments to reconcile net income to net cash provided
        by operating activities:
   Stock-based compensation                                                 13,477              --
   Depreciation and amortization                                             3,350           1,790
   Amortization of prepaid future royalties to C-Dilla Limited                  --             166
   Deferred income taxes                                                      (620)         (2,289)
   Loss on disposal of assets                                                  397               7
   Tax benefit from employee stock plans                                     2,045             756
   In-process research and development                                          --           4,286
   Changes in operating assets and liabilities:
       Accounts receivable, inventories, and other current assets           (4,686)         (1,830)
       Accounts payable, accrued expenses, deferred revenue
          and income taxes payable                                           2,694           1,664
       Other                                                                    13              62
                                                                         ---------       ---------
       Net cash provided by operating activities                            24,267          12,646
                                                                         ---------       ---------

Cash flows from investing activities:
   Purchases and sales (net) of long-term and short-term marketable
        Investment securities                                             (126,699)         11,600
   Acquisition of property and equipment                                    (1,151)           (437)
   Payments for patents and other intangibles                                 (577)           (394)
   Minority equity investments in companies                                 (6,610)         (2,750)
   Acquisition of C-Dilla Limited, net of cash acquired                         --         (11,960)
   Note receivable from related party                                          555            (481)
   Other, net                                                                   --              48
                                                                         ---------       ---------
       Net cash used in investing activities                              (134,482)         (4,374)
                                                                         ---------       ---------

Cash flows from financing activities:
   Payments on capital lease obligations                                       (76)            (83)
   Payments on note payable                                                   (133)           (335)
   Payment of stockholder's note receivable                                     --              78
   Cash distribution to stockholders                                        (5,858)         (5,150)
   Proceeds from stock offering, net                                       146,104              --
   Proceeds from issuance of common stock, net                               4,073           1,326
                                                                         ---------       ---------
       Net cash provided (used) by financing activities                    144,110          (4,164)
                                                                         ---------       ---------
Net increase in cash and cash equivalents                                   33,895           4,108
Cash and cash equivalents at beginning of period                             4,710           4,607
                                                                         ---------       ---------
Cash and cash equivalents at end of period                               $  38,605       $   8,715
                                                                         =========       =========
Supplemental cash flow information:
   Interest paid                                                         $       5       $       8
                                                                         =========       =========
   Income taxes paid                                                     $   8,023       $   2,117
                                                                         =========       =========
   Stock and stock options issued for GLOBEtrotter Software, Inc.        $  38,475       $      --
                                                                         =========       =========
   Stock and stock options issued for C-Dilla Ltd.                       $      --       $   6,902
                                                                         =========       =========

                  See the accompanying notes to these condensed
                       consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and their results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, and other disclosures, including risk factors, included in the Company's Annual Report on Form 10-K filed on March 30, 2000, as amended.

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

On August 31, 2000, the Company completed its acquisition of GLOBEtrotter Software, Inc. through the issuance of 8,944,548 shares of common stock of Macrovision in exchange for all the outstanding common stock of GLOBEtrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter Software, Inc.

NOTE 2 - REVENUE RECOGNITION

In connection with its acquisition of GLOBEtrotter Software, Inc., the Company generates a portion of its revenue from licensing GLOBEtrotter's software and performance of services related to the support of this software. The Company follows the provisions of Statements of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

License revenue is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed and determinable, collection is probable, and when all other significant obligations have been fulfilled. For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value (VSOE) exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 98-9. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the contract period.

Service revenues include consulting fees for training, support, and other services and are recognized as revenue as the services are performed. Maintenance and support revenues are deferred and recognized ratably over the contract period.

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. In December 1999, Digimarc, in which the Company has a minority interest of 924,475 shares (or approximately 7.7%), consummated an initial public offering. In January 2000, the Company invested $4.0 million in TTR Technologies, Inc., a public company, representing 1,880,937 shares or approximately 11.4%. The fair market valuation for Digimarc and TTR is classified as long-term marketable investment securities on the consolidated balance sheets. As of September 30, 2000 and December 31, 1999, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair market value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income as a separate component of stockholders' equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

The following is a summary of available-for-sale securities (in thousands):

                                                           September 30,    December 31,
                                                               2000            1999
                                                             --------        --------
Cash equivalents - money market funds .................      $ 15,793        $  2,963
                                                             --------        --------
Investments:
   Corporate preferred certificates ...................            --           2,000
   Corporate bonds ....................................       152,781              --
   Municipal preferred certificates ...................            --           2,000
   United States government bonds and agency securities        11,493          33,469
   Equity investments .................................        24,742          46,224
                                                             --------        --------
                                                              189,016          83,693
                                                             --------        --------
                                                             $204,809        $ 86,656
                                                             ========        ========

As of September 30, 2000 and December 31, 1999, government bond securities and equity investments totaling $83.1 million and $52.2 million, respectively, are classified as long-term marketable investment securities in the accompanying consolidated balance sheet.

As of September 30, 2000 and December 31, 1999, the difference between the fair value and the amortized cost of available-for-sale securities was a gain of $17,254,000 and $42,634,000, respectively. These unrealized gains, net of deferred income tax, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income. As of September 30, 2000 and December 31, 1999, the weighted average portfolio duration and contractual maturity for the government bonds and other instruments was approximately ten months and eight months, respectively.

NOTE 4 - PUBLIC OFFERING, EXERCISE OF OPTIONS, EMPLOYEE STOCK PURCHASE PLAN AND DIRECTOR'S FEES

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

During the quarter ended September 30, 2000, the Company issued 188,417 shares of common stock and received proceeds of approximately $1,907,000 associated with the exercise of stock options. Also during the quarter ended

September 30, 2000, the Company issued 42,965 shares of common stock under the Employee Stock Purchase Plan and received proceeds of approximately $438,000. The Company issued 150 shares of common stock pursuant to the Director's compensation plan in lieu of cash of approximately $15,000.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following:

                                         September 30,     December 31,
       (In thousands)                        2000              1999
                                         -------------     ------------

       Raw materials                         $      32        $      72
       Work in progress                             14               26
       Finished goods                              113              167
                                         -------------     ------------
                                             $     159        $     265
                                         =============     ============

NOTE 6 - OTHER ASSETS

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

(In thousands)

                                                    September 30,   December 31,
                                                        2000            1999
                                                    -------------   ------------

Investment in CAC                                      $    3,688     $    3,688
Minority equity investments in companies                    3,360            750
Deposits and other assets                                     103             86
                                                    -------------   ------------
                                                       $    7,151     $    4,524
                                                    =============   ============

NOTE 7 - ACQUISITION

On August 31, 2000, the Company completed its acquisition of privately held GLOBEtrotter Software, Inc. of San Jose, California. GLOBEtrotter is a leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers worldwide. The acquisition of GLOBEtrotter was accounted for as a pooling-of-interests combination and accordingly, the consolidated financial statements for the periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter. The results of operations previously reported by the separate pooled enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                      Nine Months Ended        Nine Months Ended
                                     September 30, 2000       September 30, 1999
                                     ------------------       ------------------

Net revenues:
    Macrovision                                $ 40,616                 $ 24,583
    GLOBEtrotter                                 14,687                   11,236
                                               --------                 --------
    Combined                                   $ 55,303                 $ 35,819
                                               ========                 ========

Net income:
    Macrovision                                $ 15,059                 $  3,543
    GLOBEtrotter                                 (7,462)                   4,491
                                               --------                 --------
    Combined                                   $  7,597                 $  8,034
                                               ========                 ========

NOTE 8 - NET INCOME PER SHARE

Basic "EPS" is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be antidilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In March 2000, the Company issued one additional share for every share outstanding, thus effecting a two 2 for 1 stock splits. All share information presented has been retroactively adjusted for the effect of the stock split. In August 2000, the Company completed its acquisition of GLOBEtrotter Software, Inc. The transaction has been accounted for using the "pooling of interests" method. All share information presented has been retroactively adjusted to reflect the combination of the companies. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                             Three Months Ended        Nine Months Ended
                                               September 30,              September 30,
                                              2000         1999         2000         1999
                                            -------      -------      -------      -------
Basic EPS - weighted average number of
   common shares outstanding                 49,502       45,391       48,949       44,840
Effect of dilutive common shares -
   stock options outstanding                  2,728        2,236        2,810        1,924
                                                         -------      -------      -------
Diluted EPS - weighted average number
   of common shares and common shares
   outstanding                               52,230       47,627       51,759       46,764
                                            =======      =======      =======      =======
Anti-dilutive shares excluded               138,000       88,000       76,000      368,000
                                            =======      =======      =======      =======

The anti-dilutive shares excluded from the diluted earnings per share calculation noted in the above table represent the average number of stock options that were not included in the diluted earnings per share calculation because they were anti-dilutive as the exercise price was greater than the average market price.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment; Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SAB 101B "Second Amendment: Revenue Recognition in Financial Statements" delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and is evaluating the effect that such adoption might have on its financial statements.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occured after either December 15, 1998, or January 12, 2000. Accordingly, the Company has adopted the provisions of FIN 44 without significant impact to its statements of consolidated financial position and results of operations.

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three industry segments as follows: Video Copy Protection, Computer Software Copy Protection and Electronic License Management ("ELM") Software. In the Video Copy Protection segment, the Company licenses its video technologies for videocassette, DVD and digital pay-per-view applications. In the Computer Software Copy Protection segment, the Company licenses copy protection technology in the multimedia software market. In the Electronic License Management Software segment, the Company licenses ELM solutions to independent software vendors (ISVs), software asset management tools for business applications and maintenance contracts for its software.

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

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:
                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                  ----------------------       ----------------------
                                                    2000          1999           2000          1999
                                                  --------      --------       --------      --------
Video Copy Protection                             $ 12,501      $  7,673       $ 34,230      $ 22,012
Computer Software Copy Protection                    1,769         1,442          5,471         2,121
Electronic License Management Software               6,076         4,460         14,687        11,236
Other                                                  100           249            915           450
                                                  --------      --------       --------      --------
Total                                             $ 20,446      $ 13,824       $ 55,303      $ 35,819
                                                  ========      ========       ========      ========

Operating Income:
                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                  ----------------------       ----------------------
                                                    2000          1999           2000          1999
                                                  --------      --------       --------      --------
Video Copy Protection                             $ 10,327      $  5,907       $ 28,339      $ 17,197
Computer Software Copy Protection                      586           579          1,686          (319)
Electronic License Management Software               4,597         2,750         10,451         7,051
Other                                                   42           (70)           238          (627)
                                                  --------      --------       --------      --------
  Segment income                                    15,552         9,166         40,714        23,302

Research and development                             2,114         1,521          5,452         4,262
General and administrative                           2,596         1,780          7,686         5,119
Amortization of intangibles from acquisition           743           683          2,230           791
Acquisition costs related to GLOBEtrotter            2,061            --          2,061            --
Deferred compensation expense                        2,405            --         13,251            --
In process research and development                     --            --             --         4,285
                                                  --------      --------       --------      --------

  Operating income                                   5,633         5,182         10,034         8,845

Interest and other income, net                       3,127           371          8,022         1,213
                                                  --------      --------       --------      --------
  Income before income taxes                      $  8,760      $  5,553       $ 18,056      $ 10,058
                                                  ========      ========       ========      ========

NOTE 11 - SUBSEQUENT EVENTS

On October 5, 2000, Macrovision acquired the assets of Manchester (UK) based Productivity through Software plc ("PtS") which are applicable to PtS' license management business. PtS has served as the exclusive European distributor for Macrovision's GLOBEtrotter Software subsidiary since the early 1990s. Macrovision's GLOBEtrotter subsidiary will form a European sales and support group near Manchester which will consist of 18 former PtS employees who will sell, service, and support GLOBEtrotter products in the United Kingdom and throughout Europe.

On October 20, 2000, Macrovision made an additional equity investment of $21.8 million in Digimarc Corporation, the world leader in digital watermark technology and applications. This increases Macrovision's equity interest in the company to 12.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements concerning future matters such as the Company's expectations for gross margins, operating expenses and capital needs and other statements regarding matters that are not historical are forward-looking statements. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward-looking statements as a result of the risks set forth in this Form 10-Q and in the "Risk Factors" section of the Company's 1999 Annual Report on Form 10-K filed on March 30, 2000. There are no assurances that the Company has identified all possible problems that the Company might face. All investors should carefully read the annual report on Form 10-K, together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

The Company was formed in 1983 and designs, develops and markets video copy protection technologies for motion pictures and other proprietary content stored on videocassettes, DVDs or that is transmitted by cable, satellite or microwave transmission. In 1998, the Company broadened its focus to include copy protection and digital rights management for other media, including multimedia computer software on CD-ROMs. In 2000, the Company expanded into licensing Electronic License Management, ("ELM") solutions and software asset management tools for business. The Company is headquartered in Sunnyvale, California and has subsidiaries in San Jose, California, the United Kingdom and Japan.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                  Three Months ended
                                    September 30,
                                 --------------------         $            %
                                   2000         1999        Change       Change
                                 -------      -------      -------      -------

Video Copy Protection
   Videocassette                 $ 2,603      $ 3,374      $  (771)      (22.9)%
   DVD                             5,669        2,032        3,637       179.0
   Pay-Per-View                    4,229        2,267        1,962        86.5
Computer Software Copy
   Protection                      1,769        1,442          327        22.7
Electronic License Management
    Software                       6,076        4,460        1,616        36.2
Other                                100          249         (149)      (59.8)
                                 -------      -------      -------
Total                            $20,446      $13,824      $ 6,622        47.9%
                                 =======      =======      =======

Net Revenues

Our net revenues for the third quarter of 2000 increased 47.9% from $13.8 million in the third quarter of 1999 to $20.4 million in 2000. DVD copy protection revenues increased $3.7 million or 179.0% from $2.0 million in the third quarter of 1999 to $5.7 million in the third quarter of 2000 due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand throughout the world. Digital PPV copy protection revenues increased $1.9 million or 86.5% from $2.3 million in the third quarter of 1999 to $4.2 million in the third quarter of 2000 due to continued growth in the shipments of copy protection enabled digital set-top boxes, new system operator licenses, and increased usage royalties. Revenues from videocassette copy protection decreased $771,000 from $3.4 million in the third quarter of 1999 to $2.6 million in 2000 due to the significant growth in the studio DVD video business and the concurrent trend for many of the studios to decrease the use of copy protection on movies on VHS format and focus on the DVD format and we expect this trend to continue.

Computer Software/CD-ROM Copy Protection revenues increased $327,000 or 22.7% from $1.4 million in the third quarter of 1999 to $1.8 million in the third quarter of 2000 due to the increased level of business from several of our major software publishers. Revenues from our Electonic License Management Software products increased 36.2% from $4.5 million in the third quarter of 1999 to $6.1 million in the third quarter of 2000 primarily due to the acquisition of two new major customers. Other revenue for the third quarter of 2000 was $100,000 relating to our encryption technology.

Gross Margin

Gross margin for the third quarter of 2000 was 93% compared to 90% for the same period in 1999. The increased percentage was a result of a higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, software product support and patent amortization and patent litigation expense related to patent protection. We expect gross margins to remain at or close to these levels in the future.

Research and Development

Research and development expenses increased by $593,000 or 39.0% from $1.5 million in the third quarter of 1999 to $2.1 million in 2000. The increased expenses resulted from higher expenses relating to software development for the Computer Software Copy protection business and from development of GLOBEtrotter Electronic License Management software products. Research and development expenses decreased as a percentage of net revenues from 11.0% for the third quarter of 1999 to 10.3% for the third quarter of 2000. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity relating to digital rights management and ELM products, and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses increased by $93,000 or 2.8% from $3.3 million in the third quarter of 1999 to $3.4 million in the third quarter of 2000. This slight increase was primarily due to the increased selling and marketing expenses in our Computer Software /CD-ROM Copy Protection business offset by lower spending for advertising in the Electronic License Management software business. Selling and marketing expenses decreased as a percentage of net revenues from 24.1% for the third quarter of 1999 to 16.7% for the third quarter of 2000. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in building market share in our Computer Software/CD-ROM Copy Protection ELM software and other digital rights management products.

General and Administrative

General and administrative expenses increased by $816,000 or 45.8% from $1.8 million in the third quarter of 1999 to $2.6 million in the third quarter of 2000 primarily due to a tax consulting project, increased insurance expenses, increased legal and increased general and administrative expenses relating to our Electonic License Management business at GLOBEtrotter. General and administrative expenses decreased slightly as a percentage of net revenues from 12.9% in the third quarter of 1999 to 12.7% in the third quarter of 2000. General and administrative expenses are expected to increase in the future as we continue to expand our administrative support infrastructure to serve a larger, diversified business.

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

Acquisition Costs Related to GLOBEtrotter Software, Inc.

The one-time costs relating directly to the acquisition of GLOBEtrotter Software, Inc., in the amount of $2.1 million reflect the legal, accounting, consulting, and regulatory fees incurred for the acquisition.

Deferred Stock-Based Compensation

Globetrotter granted 783,742 options to certain of its employees in January 2000 at an exercise price equal to the underlying market value of GLOBEtrotter common stock as supported by a valuation done in December 1999. However, because of the chronological proximity of the letter of intent with Macrovision (March 27, 2000) and the option issuance (i.e. January 25, 2000), deferred stock-based compensation amortization has been recorded to reflect the amortization of the deferred stock-based compensation created by the exchange of GLOBEtrotter options for Macrovision options, which have exercise prices less than the deemed fair market value on the date of grant. Macrovision's closing share price on January 25, 2000 (the date of the option grant) of $52.19 was used to calculate total deferred stock-based compensation of approximately $38.5 million. The amortization of the deferred stock-based compensation for the three month period ended September 30, 2000 was $2.4 million. The expense associated with the stock-based compensation award will continue to result in substantial non-cash compensation charges to future earnings.

Interest and Other Income

Interest and other income increased $2.8 million or 742.9% from $371,000 in the third quarter of 1999 to $3.1 million in the third quarter of 2000, primarily from interest income received on the proceeds of our public stock offering in late January 2000.

Income Tax Expense

Income tax expense represents combined federal and state taxes at effective rates of 45% and 23% for the third quarter of 2000 and 1999, respectively. As GLOBEtrotter elected S corporation status for federal and state income tax purposes, tax expense relating to their respective income is not provided for on the combined statements for the third quarter of 2000 prior to August 31, 2000 (the acquisition date) and the third quarter of 1999 thus lowering the rate. Deferred stock-based compensation, related to in-the-money stock options issued, is not tax deductible and hence drives a higher effective rate for 2000.

Net Income

Net income for the third quarter of 2000 was $4.8 million compared to $4.3 million for the third quarter of 1999. The minor increase in net income (compared to the increase in revenue) for the third quarter of 2000 resulted primarily from acquisition costs of $2.1 million related to GLOBEtrotter Software Inc. and the related deferred stock-based compensation of $2.4 million.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                   Nine Months ended
                                      September 30,
                                 ----------------------        $           %
                                   2000          1999        Change      Change
                                 --------      --------     --------    --------
Video Copy Protection
   Videocassette                 $  9,511      $ 11,709     $ (2,198)    (18.8)%
   DVD                             13,433         5,065        8,368     165.2
   Pay-Per-View                    11,286         5,238        6,048     115.5
Computer Software Copy
   Protection                       5,471         2,121        3,350     157.9
Electronic License Management
   Software                        14,687        11,235        3,452      30.7
Other                                 915           451          464     102.9
                                 --------      --------     --------
Total                            $ 55,303      $ 35,819     $ 19,484      54.4%
                                 ========      ========     ========

Net Revenues

Our net revenues for the first nine months of 2000 increased 54.4% from $35.8 million in the nine months ended September 30, 1999 to $55.3 million for the first nine months of 2000. DVD copy protection revenues increased $8.4 million or 165.2% from $5.1 million in the first nine months of 1999 to $13.4 million in the first nine months of 2000 due to increases in DVD shipments as the domestic and international markets for both DVD players and DVD titles continued to expand at a rapid rate. Digital PPV copy protection revenues increased $6.1 million or 115.5% from $5.2 million in the first nine months of 1999 to $11.3 million in the nine months ended September 30, 2000 due to continued growth in the shipments of copy protection enabled digital set-top boxes, new system operator licenses, and usage royalties from the activation of copy protection on PPV programs. Revenues from videocassette copy protection decreased $2.2 million or 18.8% from $11.7 million in the first nine months of 1999 to $9.5 million in the comparable period of 2000 due to the significant growth in the studio DVD business and the concurrent trend for studios to decrease the use of copy protection on movies on VHS format and to focus on the DVD format and we expect this trend to continue.

Computer Software/CD-ROM Copy Protection revenues increased $3.4 million or 157.9% from $2.1 million in the first nine months of 1999 to $5.5 million in the first nine months of 2000 due to the increased level of business from several of our major software publishers. Revenues from our Electronic License Management Software products increased 30.7% from $11.2 million in the first nine months of 1999 to $14.7 million in the first nine months of 2000 primarily due to growth in ELM software acceptance by ISVs. Other revenue for the first nine months of 2000 was $915,000 relating to our video encryption technology and a consulting agreement.

Our international and export revenues as a percentage of net revenues increased from 42.2% for the first nine months of 1999 to 44.3% for the first nine months of 2000 due to higher video copy protection revenues in DVD and digital PPV, Computer Software/CD-ROM copy protection revenues and Electronic License Management Software revenues.

Gross Margin

Gross margin for the first nine months of 2000 was 93% compared to 90% for the same period in 1999. The increased percentage was a result of a higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses, offset slightly by the write-down of patents, assets and inventory related to our video scrambling technology. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization, patent litigation expense related to patent protection, software support and SafeDisc royalty expense paid to C-Dilla Ltd prior to the acquisition of C-Dilla Ltd. We expect gross margins to remain at or close to these levels in the future.

Research and Development

Research and development expenses increased by $1.2 million or 27.9% from $4.3 million in the first nine months of 1999 to $5.5 million in 2000. The increased expenses were a result of higher expenses relating to the software development at C-Dilla that was not part of Macrovision for the full nine months of 1999. These expenses were offset by the reimbursement from TTR Technologies for expenses relating to the SafeAudio(TM) CD copy protection project, lower expenses for GLOBEtrotter rights management software products and the one-time charges in 1999 relating to licensing fee for technology and bonuses paid to engineering employees at C-Dilla. Research and development expenses decrease as a percentage of net revenues from 11.8% for the first nine months of 1999 to 9.9% for the first nine months of 2000. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity related to digital rights management and ELM products, and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses increased by $1.5 million or 17.1% from $9.1 million in the first nine months of 1999 to $10.6 million in the first nine months of 2000. This increase was primarily due to the increased selling and marketing expenses in our Computer Software/CD-ROM Copy Protection and Electronic License Management businesses, primarily from increased headcount.. Selling and marketing expenses decreased as a percentage of net revenues from 25.3% for the first nine months of 1999 to 19.2% for the first nine months of 2000. Selling and marketing expenses are expected to increase over the prior year periods as we continue to expand our efforts in selling and marketing Computer Software/CD-ROM Copy Protection, Electronic License Management Software and other digital rights management products.

General and Administrative

General and administrative expenses increased by $2.6 million or 50.1% from $5.1 million in the first nine months of 1999 to $7.7 million in the first nine months of 2000 primarily due to a tax consulting project, increased insurance expenses and increased general and administrative expenses relating to our Electronic License Management business and for our Computer Software/CD Copy Protection business. General and administrative expenses decreased as a percentage of net revenues from 14.3% in the first nine months of 1999 to 13.9% in the first nine months of 2000. General and administrative expenses are expected to increase over the prior periods as we continue to expand our administrative support infrastructure to serve a larger, diversified business.

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

Acquisition Costs Related to GLOBEtrotter Software, Inc.

The costs relating directly to the acquisition of GLOBEtrotter Software, Inc., in the amount of $2.1 million reflect the legal, accounting, consulting, and regulatory fees incurred for the acquisition.

Deferred Stock-Based Compensation

Globetrotter granted 783,742 options to certain of its employees in January 2000 at an exercise price equal to the underlying market value of GLOBEtrotter common stock as supported by a valuation done in December 1999. However, because of the chronological proximity of the letter of intent with Macrovision (March 27, 2000) and the option issuance (i.e. January 25, 2000), deferred stock-based compensation amortization has been recorded to reflect the amortization of the deferred stock-based compensation created by the exchange of GLOBEtrotter options for Macrovision options, which have exercise prices less than the deemed fair market value on the date of grant. Macrovision's closing share price on January 25, 2000 (the date of the option grant) of $52.19 was used to calculate total deferred stock-based compensation of approximately $38.5 million. The amortization of the deferred stock-based compensation for the nine month period ended September 30, 2000 was $13.3 million. The expense associated with the stock-based compensation award will continue to result in substantial non-cash compensation charges to future earnings.

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

The value assigned to purchased in process technology was determined by estimating the completion percentage of research and development efforts at the acquisition date, forecasting risk adjusted revenues considering completion percentage, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present values. The completion percentages were estimated based on costs incurred to date, importance of completed development tasks and elapsed portion of the total project time.

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

Interest and Other Income

Interest and other income increased $6.8 million or 561.3% from $1.2 million in the first nine months of 1999 to $8.0 million in the first nine months of 2000, primarily from interest income received on the proceeds of our public stock offering in late January 2000.

Income Tax Expense

Income tax expense represents combined federal and state taxes at effective rates of 58% and 20% for the first nine months of 2000 and 1999, respectively. As GLOBEtrotter elected S corporation status for federal and state income tax purposes, tax expense relating to their respective income is not provided for on the combined statements for the first eight months of 2000 prior to August 31, 2000 (the acquisition date) and the first nine months of 1999 thus lowering the rate. Deferred stock-based compensation, related to in-the-money stock options issued, is not tax deductible and hence drives a higher effective rate for 2000.

Net Income

Net income for the first nine months of 2000 was $7.6 million compared to $8.0 million for the first nine months of 1999. The slight decrease for the first nine months of 2000 compared to 1999 resulted primarily from one-time acquisition costs of $2.1 million related to GLOBEtrotter Software, Inc. and the related deferred stock-based compensation expense of $13.3 million.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses. Our operating activities provided net cash of $24.3 and $12.6 million in the first nine months of 2000 and 1999, respectively. In the first nine months of 2000, net cash was provided primarily by net income, increases from the amortization of deferred stock compensation, depreciation and amortization, increases in accounts payable and deferred revenue reduced by an increase in accounts receivable, prepaids and a decrease in accrued expenses. For the first nine months of 1999, net cash was provided primarily by net income adjusted for noncash charges and in-process research and development, reduced by an increase in accounts receivable and offset slightly by an increase in deferred revenue and income taxes payable.

Investing activities used net cash of $134.5 million and $4.4 million in the first nine months of 2000 and 1999, respectively. For the first nine months of 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities from employing funds received from the public offering and the minority equity investments in companies. For the first nine months of 1999, net cash used in investing activities was primarily the acquisition of C-Dilla Ltd. and the investments in Digimarc and AudioSoft, offset by the net sales and maturities in short and long-term investment securities. The investment in Digimarc and AudioSoft were in connection with separate rounds of third-party financing obtained by each company. We made capital expenditures of $1.2 million and $437,000 in the first nine months of 2000 and 1999, respectively. We also paid $577,000 and $394,000 in the first nine months of 2000 and 1999, respectively, related to patents and other intangibles during those periods.

Net cash provided by financing activities was $144.1 million in the first nine months of 2000 resulting from our January public offering and proceeds from issuance of stock under various stock option plans partially offset by the dividend distribution to shareholders of GLOBEtrotter. In 1999, the net cash used in financing activities was primarily related to the dividendcash distribution to shareholders of GLOBEtrotter offset slightly by the issuance of stock under various stock option plans.

Recent Accounting Pronouncements

See Note 9.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $202.9 million as of September 30, 2000. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $644,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of September 30, 2000.

Foreign Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in England and Japan operate in their local currency, thereby partially offsetting the above operational exposure to the respective currency royalties collected.

Strategic Investments. We have expanded our technology through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR Technologies, Secure Media and InterActual Technologies. These investments, totaling $31.8 million, represented 11.5% of our total assets as of September 30, 2000. CAC, AudioSoft, RPK and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR Technologies are publicly traded companies.

On August 31, 2000, the Company completed its acquisition of privately held GLOBEtrotter Software, Inc. of San Jose, California. GLOBEtrotter is a leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers worldwide. We acquired all the outstanding shares of GLOBEtrotter for 8,944,548 shares of Macrovision common stock and assumed all vested and unvested GLOBEtrotter stock options in exchange for options to purchase 821,852 shares of Macrovision common stock.

RISK FACTORS

We depend on a majority of our revenues from the continued use by major movie studios of our video copy protection technology.

In the event that the major motion picture studios, or other customers of our video copy protection technology determined that the benefits of our technology did not justify the cost of licensing the technology, demand for our technology and our revenues would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes, DVDs and digital pay per view, or PPV programs. These fees represented 62.1%, 61.4% and 61.9% of our net revenues during 1998, 1999 and the first nine months of 2000, respectively.

Any future growth in revenues from these fees will depend on the use of our video copy protection technology on a larger number of videocassettes, DVDs or digital pay-per-view, or PPV, programs. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that content owners and retailers would gain as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other venues.

Any decline in demand for our video copy protection technology, including a change of video copy protection policy by the major motion picture studios or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video copy protection technology, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our copy protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV programs, our business would be harmed.

Our operating results may fluctuate, which may adversely affect the price of our common stock.

Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. We may not be able to grow in future periods, or we may not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis. Fluctuations in our operating results may cause the price of our common stock to decline.

Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter, due primarily to the delay inherent in reporting from certain licensees, resulting in potential volatility in the price of our common stock. Factors which could cause the price of our common stock to decline include:

            o the timing of releases of popular movies on videocassettes, DVDs or by digital PPV transmission;

            o the ability of the Motion Picture Association of America studios to produce one or more "blockbuster" titles on an annual basis;

            o the degree of acceptance of our copy protection technologies by major motion picture studios and software companies;

            o the timing of releases of computer software CD-ROM multimedia titles;

            o the degree to which various hacking technologies are viewed to be successful by our customers, and

            o the acceptance of our rights management software by software vendors and end-user organizations.

We experience seasonality in our operating results, which may affect the price of our common stock.

We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from multimedia CD-ROM copy protection will also reflect this seasonal trend. However, our ELM business has not historically experienced such seasonal behavior.Our revenues generally have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base and a majority of our net revenues is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business. Historically, we have derived the majority of our net revenues from a relatively small number customers. The Motion Picture Association of America studios as a group accounted for 30.2%, 24.7% and 23.6 % of our net revenues in 1998, 1999 and the first nine months of 2000, respectively.

We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with six of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from 2000 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

We depend on high-value license agreements during the reporting period from major software customers for our Electronic License Management products and the inability to capture these agreements could result in a decline in our revenues and profits.

Currently, a significant portion of our Electronic License Management revenues are generated from perpetual licenses, under which license fee revenue is recognized upfront on a one-time basis. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. As a result, we are transitioning to an annual license (or subscription) model which results in ratable recognition of the license fee over a 12-month period. This provides better visibility into future revenues, and smoothes peaks and troughs in revenue flows that result from perpetual licenses. If we are unable to persuade major customers to adopt the annual

(or subscription) model, and we continue to rely on the capture of a small number of high-value licenses in a given period, this may result in volatility in our net revenues and operating income.

We are dependent on international sales for a substantial amount of our revenue.
   We face diverse risks in our international business, which could adversely affect our operating results.

International and export sales together represented 38.3%, 40.5% and 44.3% of our net revenues in 1998, 1999 and the first nine months of 2000, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and computer software CD-ROMs, and the use of copy protection in these media. Worldwide adoption of our ELM technology will also be an important driver of future growth.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the United States, the requirement for copy protection and rights management solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection technology.

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

            o     difficulty in staffing and managing foreign operations; and

            o     fluctuations in foreign currency exchange rates.

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

We may be unable to integrate the GLOBEtrotter operations, and if we cannot do so, it could harm our business.

The acquisition of GLOBEtrotter has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. Our future results of operations will depend in part on the ability of our officers and other key employees to integrate the operations, financial control systems and employees into our operations. We will need to augment our existing financial and management systems or implement new systems. We may not be able to augment or to implement these systems efficiently, or on a timely basis, or to manage the integration successfully. The failure to do so could harm our business.

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

In the Electronic License Management market, our product includes patented technologies. Any legal action that we may initiate regarding these patents may be time-consuming to pursue, involve costly litigation, divert management's attention from operations or may not be successful. (See "Part II. , Item 1. Legal Proceedings")

We are exposed to risks associated with expanding our technology base through strategic investments.

We have recently expanded our technology base through strategic investments in companies with complementary technologies or products, which may not prove to be of long-term benefit to us. We currently hold minority equity interests in four privately held companies, Command Audio Corporation, AudioSoft, Secure Media and InterActual and two publicly traded companies, Digimarc and TTR.

The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources. We may in the future be required to write off all or part of one or more of these investments which could harm our business.

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

We compete for employees in California's Silicon Valley, one of the most challenging employer environments in the United States. Hiring key personnel is highly competitive. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. The loss of key employees could harm our business.

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

We continue to discuss our solution and our implementation plans with the studios and other industry participants, but risks of patent infringement lawsuits still remain an issue for the studios and hardware companies. Our plan is to continue with the development and release of our group's watermarking solution and search for a way to minimize or eliminate the patent risks for users.

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

For us to be successful in this new market, producers of multimedia CD-ROMs must accept copy protection generally and also adopt our SafeDisc solution. Copy protection of multimedia CD-ROMs may not be accepted if consumers react negatively to of copy protected CD-ROMs because they are prevented from copying their favorite applications or if copy protection impairs the playability of a CD-ROM. Moreover, copy protection may not be effective or compatible with all PC and CD-ROM hardware platforms or configurations or may prove to be easily circumvented.

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

We have recently entered the ELM market, and we do not know if we will be successful in selling our products in this market.

We acquired GLOBEtrotter Software, Inc. in August 2000. GLOBEtrotter's major product line is FLEXlm, a product that allows independent software vendors to license their products electronically, and monitor and enforce compliance with their licensed use rights. GTlicensing, allows software vendors to create, ship and track licenses online. SAMSuite, is an end-user software asset management product. There is no assurance of our ability to grow and be successful in this market and if we are unsuccessful in this market, our business would be harmed.

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

We believe that our ELM products have no major competition other than software vendors who attempt to develop their own rights management applications for their software products. In the event that software vendors succeed with their internal developments,or to forego the implementation of such applications, this would adversely affect our business.

Problems related to the year 2000 risks may not appear for several months after January 1, 2000.

We believe that we have successfully rendered our product, internal management and other administrative systems and external information systems year 2000 compliant. As of September 30, 2000, we have experienced no disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and have received no reports of any year 2000 compliance problems with our products. To date, the total cost of our efforts to address year 2000 compliance has not been material.

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

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. in the United States District Court for the District of Northern California (Case No. 99-20011). The complaint alleges that Cavendish infringes a United States patent held by us. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Cavendish's response to the complaint contained a counterclaim alleging that we have violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by us is invalid and that Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously. In July 2000, The District Court issued a ruling on claim construction regarding patent infringement. Following the claim construction ruling, Cavendish moved for summary judgment on the patent infringement portion of the lawsuit. The hearing date for the patent infringement summary judgment was September 25, 2000. We were permitted to file an additional reply brief on October 6, 2000 arguing that Cavendish would still infringe on our patent in light of the claim construction ruling based on some internal tests that we had performed. Judge Infante has not ruled on the summary judgment. A trial is still scheduled for mid-to-late 2001. If an adverse ruling is ultimately reached on patent infringement against Macrovision, we may incur legal competition from Dwight-Cavendish and a corresponding decline in demand for our technology could have a material adverse effect on our business. If an adverse ruling is ultimately reached on the counterclaims against Macrovision, significant monetary damages may be levied against us.

We initiated a patent infringement lawsuit in March 1999 against Vitec Audio und Video GmbH, a German company, which manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We have in turn appealed the District Court's ruling in July 2000. We are awaiting the Court of Appeal's decision. If an adverse ruling on the appeal is ultimately reached against us, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In December 1997, GLOBEtrotter added Wind River System to the patent infringement suit. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding pending GLOBEtrotter litigation. Subsequently, GLOBEtrotter added Rainbow Technologies to the patent infringement suit. Wind River Systems subsequently settled the litigation with GLOBEtrotter in October 1998. Wind River Systems has since entered into a license agreement with GLOBEtrotter to use FLEXlm. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotte and its founder, Matthew Christiano alleging antitrust violations, unfair competition, tortious interference of business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case has been bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In February 2000, GLOBEtrotter filed an appeal with the Court of Appeals for the Federal Circuit on the summary judgement of claims 55-59 based on erroneous claim construction. GLOBEtrotter argued its case at the appeal hearing on October 2, 2000. GLOBEtrotter is awaiting the CAFC's decision. The patent infringement trial is scheduled for April 2001. The trial for the remaining claims and the counterclaims are scheduled for September 2001. If an adverse ruling is ultimately reached on patent infringement, GLOBEtrotter may incur legal competition from Rainbow Technologies and a corresponding decline in demand for GLOBEtrotter's technology could have a material adverse effect on its business. If an adverse ruling is ultimately reached on the counterclaims against GLOBEtrotter, significant monetary damages may be levied against GLOBEtrotter.

Item 2 - Changes in Securities

On August 31, 2000, the Company completed its acquisition of privately held GLOBEtrotter Software, Inc. of San Jose, California. GLOBEtrotter is a leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and the leading direct supplier of software asset management products to corporate customers worldwide. We acquired all the outstanding shares of GLOBEtrotter for 8,944,548 shares of Macrovision common stock and assumed all vested and unvested GLOBEtrotter stock options in exchange for options to purchase 821,852 shares of Macrovision common stock. The Company did not register any of the shares of common stock of the Company issued to the GLOBEtrotter shareholders. The California Commissioner of Corporations held a hearing and determined the terms and conditions of the merger were fair. Thus, the shares issued to the GLOBEtrotter shareholders were exempt under
Section 3 (00)(10) of the Securities Act of 1933.

Item 4 - Submission of Matters to a Vote of Security Holders.

(a)   The Company held its Annual Meeting of Stockholders on August 24, 2000.

(b)   The Company's stockholders voted upon the following matters:

      (1) Election of directors. All nominees were elected, with the votes indicated below:

                                                                    Authority
                    Name                          Votes For          Withheld

            John O. Ryan                         35,798,658           487,570
            William A. Krepick                   35,798,658           487,570
            Richard S. Matuszak                  35,789,800           496,428
            Donna S. Birks                       35,020,425         1,265,803
            William N. Stirlen                   35,979,297           306,931
            Thomas Wertheimer                    35,979,160           307,068

      (2) To amend the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 250,000,000 shares. 25,768,398 votes were cast in favor of the increase, 4,786,695 votes were cast against, 44,989 abstained and there were 5,686,146 nonvotes.

      (3) To approve the issuance of approximately 8,944,550 shares of the Company's common stock in exchange for approximately 8,098,958 shares of GLOBEtrotter Software, Inc. so that Macrovision may acquire GLOBEtrotter. 30,545,530 votes were cast in favor of the acquisition, 6,970 votes were cast against, 47,582 abstained and there were 5,686,146 nonvotes.

      (4) To approve the creation of the Company's 2000 Equity Incentive Plan. 23,012,069 votes were cast in favor of the plan, 7,522,199 votes were cast against, 65,814 abstained and there were 5,686,146 nonvotes.

      (5) To approve an amendment to the Company's 1996 Directors Stock Option Plan to authorize 126,000 additional shares to be available under the Plan. 23,806,819 votes were cast in favor of the amendment, 6,716,791 votes were cast against, 76,472 abstained and there were 5,686,146 nonvotes.

      (6) Appointment of KPMG LLP as auditors of the Company's financial statements for the fiscal year ending December 31, 2000. 36,239,084 votes were cast in favor of the appointment, 4,697 votes were cast against and there were 42,447 abstentions.

Item 5 - Other Information.

On October 5, 2000, Macrovision acquired the assets of Manchester (UK) based Productivity through Software plc ("PtS") which are applicable to PtS' license management business. PtS has served as the exclusive European distributor for Macrovision's GLOBEtrotter Software subsidiary since the early 1990s. Macrovision's GLOBEtrotter subsidiary will form a European sales and support group near Manchester which will consist of 18 former PtS employees who will sell, service, and support GLOBEtrotter products in the United Kingdom and throughout Europe.

On October 20, 2000, Macrovision made an additional equity investment of $21.8 million in Digimarc Corporation, the world leader in digital watermark technology and applications. This increases Macrovision's equity interest in the company to 12.5%.

On October 30, 2000, Macrovision appointed Matt Christiano, founder of GLOBEtrotter Software, Inc. to Macrovision's Board of Directors bringing the number of directors to a total of six.

Item 6 - Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

                  27.1  - 2000 Financial Data Schedule.
                  27.2 - 1999 Financial Data Schedule.

      (b)   Reports on Form 8-K.

      During the quarter ended September 30, 2000, the Company filed one Current Report on Form 8-K. On September 15, 2000, the Company reported on Form 8-K the acquisition of GLOBEtrotter Software, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation


Date:  November 14, 2000       By: /S/ William A. Krepick
       ------------------          ---------------------------------------------
                                   William A. Krepick, President and Chief
                                   Operating Officer


Date:  November 14, 2000       By: /S/  Ian R. Halifax
       ------------------          ---------------------------------------------
                                   Ian Halifax, Vice  President, Finance and
                                   Administration, Chief Financial Officer and
                                   Secretary