Form 10-K
period 2000-12-31
MACROVISION CORP
filed 2001-04-02
CIK 1027443

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    |X| ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of March 15, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $1,526,678,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 15, 2001, there were 50,036,748 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders to be held on May 24, 2001, are incorporated by reference in Items 10-13 of Part III hereof.

                             MACROVISION CORPORATION

                                    FORM 10-K

                                      INDEX

                                     PART I

ITEM 1. BUSINESS ......................................................    2

ITEM 2. PROPERTIES ....................................................   24

ITEM 3. LEGAL PROCEEDINGS .............................................   24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   25

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......   26

ITEM 6. SELECTED FINANCIAL DATA .......................................   27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...........................   28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...   37

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ...........................   38

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS .............................   38

ITEM 11. EXECUTIVE COMPENSATION .......................................   38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ...............................................   38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   38

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K ..........................................   38

SIGNATURES ............................................................   41

      Discussions of some of the matters contained in this Annual Report on Form 10-K for the Macrovision Corporation ("Macrovision," "we" or "us") may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions "Item
1. - Business" and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations." We have based these forward-looking statements on our current expectations and projections about future events, which include implementing our business strategy, developing and introducing new technologies, obtaining and expanding market acceptance of the technologies we offer, and competition in our markets.

      In some cases, you can identify these forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend," or "continue," and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business - Risk Factors."

                                     PART I

ITEM 1. BUSINESS.

      Macrovision Corporation, a Delaware corporation formed in 1983, develops and licenses rights management and copy protection technologies. Our customers include major Hollywood studios, independent video producers, enterprise and consumer software vendors, digital set-top box manufacturers and digital pay-per-view ("PPV") network operators. We provide content owners with the means to market, distribute and protect video, software and audio content.

      Our business originated in video copy protection. Our technology has been used to copy protect over 3.4 billion videocassettes worldwide since 1985. In 1997, we leveraged our copy protection technology into the DVD platform. Most Motion Picture Association of America studios use our video copy protection technologies to protect some or all movie releases on videocassette or DVD. Our customers include Disney, Paramount, Sony Pictures Entertainment, Twentieth Century Fox, Universal Studios, Warner Brothers and DreamWorks. We believe that our technologies are accepted as the de facto industry standard for video copy protection.

      As a result of our August 2000 acquisition of GLOBEtrotter Software, Inc. ("GLOBEtrotter"), we added a suite of electronic license distribution ("ELD") and electronic license management ("ELM") technologies to our product portfolio. These offerings encompass the areas of electronic software distribution, electronic licensing, electronic license management, software asset management and electronic license distribution. In October 2000, we acquired certain assets of GLOBEtrotter's European distributor, Productivity through Software plc ("PtS"), which were applicable to PtS' electronic license management business.

      We have built, and continue to add to, a large patent portfolio that provides the basis for our license driven business model. We generate recurring revenues from a variety of sources. In our video business, we receive unit-based royalties on videocassettes, DVDs, and set-top boxes. We obtain transaction or use-based royalties for PPV movies, and license fees from a range of hardware manufacturers, digital satellite and cable network operators. In our software business, we receive unit-based royalties on CD-ROMs, a combination of time-based licenses and perpetual licenses for our ELM technology, and recurring fees for maintenance.

      To further expand our rights management and copy protection capabilities, we have extended our strategic relationship with Digimarc Corporation ("Digimarc"), a leading digital watermarking technology company, to develop a copy protection solution to address next-generation, digital-to-digital copying. We entered into a strategic relationship with TTR Technologies, Ltd. ("TTR") to develop copy protection technology for audio CDs, which represents a new market for us. We have also made strategic investments in InterActual Technologies, Inc. ("InterActual"), a developer of interactive DVD technology, SecureMedia Inc. ("SecureMedia"), a developer of encryption technologies and AudioSoft International SA ("AudioSoft"), a developer of copyright management reporting systems for music. We intend to continue to evaluate and pursue additional strategic relationships that are complementary or additive to our existing technologies and served markets.

      We own or have rights to various copyrights, trademarks and trade names used in our business. These include Macrovision-Registered Trademark(R), Protecting Your Image-Registered Trademark(R), GLOBEtrotter(R), Colorstripe(TM), SafeDisc(TM), SafeCast(TM), SafeAudio(TM), FLEXlm(R), GTlicensing(TM) and SAMsuite(TM).

Industry Background

      The industry shift towards digital media renders content owners increasingly vulnerable to unauthorized use of their content. Consumers' ability to make unauthorized copies of video and audio content has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD-ROM recorders, audio CD recorders and personal video recorders that allow in-home copying of videocassettes, DVDs, digital PPV programs, CD-ROMs, and audio CDs. As technological advances facilitate digital copying at declining prices, motion picture studios and music labels have become more concerned with protecting their intellectual property. Independent software vendors (ISVs) are similarly concerned about unauthorized or illicit use of their software, be it in the enterprise environment (where license parameters may be ignored) or at home (where entertainment software may be copied and redistributed).

      Content owners lose billions of dollars every year to casual copying and piracy. The latest data available from Motion Picture Association of America estimates that in 1999 video piracy cost the major studios more than $2.5 billion in lost revenues. The Software Information & Industry Association estimates that computer software and video game companies based in the United States lost $12 billion worldwide in 1999 due to software piracy.

      As a result, a number of government and legislative initiatives have been enacted in recent years to encourage technologies that protect the rights of the content owners.

      In the United States, the Digital Millennium Copyright Act was enacted in October 1998. This law requires all VCRs to comply with analog copy protection technologies, such as those covered in our patents, beginning in May 2000. Approximately 80% of all VCRs manufactured prior to 1999 comply. The Act includes a clause that outlaws all circumvention devices and technologies that could be used to defeat any type of copy protection technology. The United States law is based on a set of guidelines adopted by the World Intellectual Property Organization in 1996 for amending basic copyright laws to deal with the protection of digital media.

      The European Union is continuing to discuss a proposed copyright directive, which we believe includes a provision aimed at controlling hardware and software circumvention devices and technologies.

      In Japan, a revised copyright law that went into effect in October 1999 prohibits the sale, manufacture, and import of circumvention devices. The Japan Industry Standard requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered by Macrovision patents.

      Video

      VHS Copy Protection. Motion picture studios wish to maximize the economic value from each feature film or other video program over its copyright life. Independent studies show that studios and video retailers lose VHS and DVD revenues when consumers make copies of movies, whether from home video or PPV releases. The International Recording Media Association has estimated that 50% of all households in the United States own two or more VCRs. These households are capable of making unauthorized copies of prerecorded videocassettes. Because over 90% of all United States households own at least one VCR, any of these households that also owns a DVD player or a digital PPV set top box can make high quality VHS copies directly from their DVD players or set-top boxes, unless programs are copy protected. Even with the focus on digital media and growth in DVD, VCR sales continue to grow as prices fall. With over 600 million VCRs installed throughout the world, and with this continued growth in VCR sales, we believe that VCRs will remain a home copying threat to video content owners for many years to come.

      DVD Copy Protection. DVD hardware and media became commercially available in the United States in 1997 and, through the end of 2000, approximately 15.3 million DVD players had been shipped by manufacturers in North America, according to the Consumer Electronics Association. The very rapid growth of DVD presents serious copy protection concerns to the studios. Without effective copy protection, any one of the approximately 600 million VCRs throughout the world can, when combined with a DVD player, make large numbers of videocassette copies of a non-copy protected DVD. These copies are almost equal in quality to professionally prerecorded videocassettes. Because of their superior picture quality, lower manufacturing cost, relative ease of use and smaller size, DVDs are expected to supplant videocassettes over time as the preferred home video distribution medium. As DVD becomes the standard in home viewing, we expect the need for reliable copy protection to remain important. The International Recording Media Association estimates that 474 million DVD-Video discs were manufactured in 2000, growing to 1.4 billion in 2002, representing a 96% annual growth rate.

      PPV Copy Protection. Digital PPV enables consumers to purchase and view movies and other programming in their homes through cable or satellite systems. Based on data from Paul Kagan & Associates, we believe that digital PPV revenues at the studio level were approximately $513 million in 2000. By contrast, studio revenues from their home video business exceeded $11 billion in 2000. PPV distribution offers motion picture studios higher profit margins than they receive from home video rentals or sales. Studios have realized the importance of copy protection in digital PPV networks, and many of them have required digital PPV system operators to install copy protection capability in their digital set-top boxes.

      In an effort to protect their home video revenues, studios typically release a movie on PPV between one and three months after it is released on videocassette or DVD. Digital PPV providers have demonstrated that they can substantially increase the buy rates for PPV by offering subscribers up to 60 PPV channels per cable/DBS system, and by promoting convenience of frequent start times and greater variety of movies. In the United States, the digital PPV system operators have installed copy protection capability in their digital set top boxes. However, they have indicated that they will not activate copy protection until the studios release their movies to the PPV system operators at the same time as they release them to home video. This standoff between the system operators and the studios is less of an issue in international markets, where studios have been able to insist that PPV movies must be copy protected.

      Software

      Electronic License Management (ELM). Software vendors who sell to enterprise customers are also vulnerable to unauthorized use of their proprietary rights. Large organizations, which typically support many end user applications, may inadvertently allow users to run applications beyond the scope of their license terms; in other words, users may be obtaining "free" use of the software vendor's application. As a result, software vendors may not be capturing all the revenues they are due from their customer base. This has led to increased focus on capturing all software usage revenue that is due from the end user customer, driving demand for technology solutions that manage and control an application's usage in the end user environment. Electronic license management is a solution to this problem. According to International Data Corporation, over 50% of software revenue will be delivered using electronic licensing by 2003, and virtually all software revenues will be derived from electronic licensing by 2008.

      Consumer Software Copy Protection. With the proliferation of inexpensive high capacity PC-based hard disc drives, the increased penetration of Internet connections to the home, and the availability of higher bandwidth connections, consumers now have the means to widely distribute software content. Many consumers have the capability to copy from a CD-ROM, download computer software to their hard drives, copy those downloaded files onto a CD-recorder device, and distribute the unauthorized copied software through CD-ROMs or electronically over the Internet. Recently, CD-recordable drives have been introduced that are priced below $150 and are expected to become standard features in personal computers in the near future. In addition, blank CD-ROM discs can be purchased for less than $1 in the United States. As a result, computer software and PC-based video game companies are facing an additional threat of lost revenues due to consumer copying of CD-ROM software.

      Internet. The Internet is increasingly being used as a means to distribute content, particularly software. The proliferation of online content providers, combined with new and evolving methods of online content delivery, has created a large market opportunity for rights management and copy protection solutions. We believe that there is a significant need for rights management solutions that address these new and emerging Internet downloading and streaming business models.

      Audio. Major music labels have expressed interest in technology that would prevent the copying of audio CDs to a PC or CD recordable device. Based on data from the Record Industry Association of America, we believe that the music industry is a $40 billion per year industry compared to the $16 billion per year home video industry. We believe that there has never been an effective copy protection technology for audio, because no one has been able to develop a copy protection technique that does not interfere with the playback of the original music. With the emergence of file-sharing technologies, and the availability of low cost hardware that facilitates copying of CDs, we believe that music labels are seeking a copy protection solution to prevent losses due to piracy. Macrovision Solutions

      We develop and market a broad array of rights management and copy protection technologies. We offer video copy protection technologies that address the video content protection needs of motion picture studios and other content owners, program distributors, and cable and satellite PPV system operators. We provide ELM and ELD solutions to a range of software vendors, including application developers, major systems suppliers and embedded software vendors. We also supply software asset management technologies to enable end user organizations to manage internal application usage. We offer CD-ROM copy protection and rights management technologies to a variety of software publishers in the PC games, home education, information publishing, and desktop applications software markets. We are actively involved in developing and acquiring various technologies to meet the needs of emerging delivery systems such as downloading and streaming of media via the Internet, as well as technologies to prevent the unauthorized copying of audio CDs.

      Video Copy Protection. Our video copy protection technologies allow consumers to view programming stored on prerecorded videocassettes, DVDs or transmitted as digital PPV programs via cable or satellite, but deter unauthorized consumer copying of such programming. Videocassettes are encoded with our video copy protection signal as they are manufactured. Our licensed copy protection signal generator equipment is installed in over 230 commercial duplication facilities in 35 countries around the world. The unique patented aspects of our copy protection signal are transparent to a TV set, but are disruptive to the recording circuits of VCRs. The result is that videocassettes encoded with our anticopy process will play normally on a TV set, but will cause unwatchable copies to be made on the vast majority of VCRs. Our patented technology takes advantage of the differences in TV signal processing circuits, VCR playback circuits, and VCR recording circuits without the need for the installation of any Macrovision components in VCRs.

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

      Electronic License Management. Our FLEXlm technology allows independent software vendors to license their products in various ways, and to monitor the usage and enforce compliance with license terms in an enterprise-wide intranet, or within an application service provider ("ASP") extranet environment. Once FLEXlm is integrated into the software product, the product is enabled for delivery across the Internet, as well as through more traditional media, such as CD-ROM. The FLEXlm license server consists of two processes that together perform the function of granting or refusing license requests based on contents of a license file that describes authorized license use within an organization.

      Our GTlicensing technology is a license distribution tool for software vendors, allowing vendors to ship and track licenses online without direct human intervention. The system supports multi-tier software distribution, including the capability for third party distributors to sell software from participating vendors and allowing end-users to pick up their licenses across the Internet.

      Our SAMsuite technology is a software asset management solution, designed for end-user companies that purchase large amounts of software from third parties. SAMsuite captures and analyzes software usage data to help users maximize their return on investment, and allocate related costs by project, department or user, and administers license servers over global networks.

      Consumer Software Copy Protection and Rights Management. Our SafeDisc technology seeks to prevent the copying of CD-ROM computer software by encrypting the executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software. This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD-ROM hardware. Because SafeDisc is designed to operate while the disc is in the CD-ROM drive, it is ideally suited to PC games and home education software. The technology is licensed directly to interactive software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD-ROM during the manufacturing process. SafeDisc was introduced in September 1998 and has been licensed to more than 20 software publishers and 100 replicators worldwide.

      Our SafeCast family of digital rights management products is designed to provide software publishers with a variety of marketing options for both packaged media and Internet delivery. It enables the software publisher to establish license terms, which govern the use of the application. These license terms can be promotional in nature. For example, a software publisher may want to give the user a limited free trial period that expires after a certain time. At the end of that period, the user would have to pay the publisher for a permanent license.

Products Under Development

      We have two primary new product development programs in progress: Audio CD copy protection and digital video watermarking.

      Audio CD Copy Protection. Audio CD copy protection is a technology based on TTR Technologies, Inc.'s ("TTR") Musicguard audio copy protection offering. Our joint development/joint marketing arrangement with TTR gives us the exclusive worldwide rights to market audio copy protection technology. We have been working on our joint development program over the last year, and are about to enter field trials with our SafeAudio technology with two major music labels. Depending upon the success of these field trials, our goal is to introduce the technology to the market towards the end of 2001. Because of the limited testing and field trials to date, the development project should be considered high risk, and it may not result in a commercial product if the music labels deem their field tests unsatisfactory.

Digital Video Watermarking. Digital watermarking is a digital-to-digital copy protection solution designed to address the next generation of digital video recording devices. We are working with Philips and Digimarc (the "Millennium Group") to create a solution that will become the digital-to-digital copy protection standard. We are simultaneously exploring a cooperative arrangement with a rival consortium (the "Galaxy Group") that is also promoting a digital-to-digital copy protection solution. Our goal is to position Macrovision to be the licensing agent for the group(s) so that we may benefit from the eventual deployment of video watermarking.

      The Macrovision Strategy

      Leverage Key Customer Relationships. We currently maintain strong relationships with customers in various industry and market segments, including:

      o Video content providers such as the major Hollywood studios and independent movie producers;

      o Enterprise and consumer software vendors, serving both business-to-business and business-to-consumer segments;

      o Content distributors such as the leading cable and satellite television system operators; and

      o Consumer electronics manufacturers of DVD players, CD-ROM drives, and digital set-top boxes.

      We intend to build our business by capitalizing on these customer relationships and delivering our existing and future rights management and copy protection technologies.

      Introduce New Product Applications and Technologies. Simultaneously, we intend to develop additional rights management solutions to sell to our extensive customer base, thereby deriving incremental revenues. We have committed significant resources to expand our technology base, to enhance our existing products and to introduce additional products. We intend to propagate our technologies and maintain our technology leadership by investing significant resources in research and development, and by participating in industry standard-setting efforts and organizations. We intend to pursue opportunities for rights management and copy protection solutions in the following areas:

      o     Digital video;

      o     Audio CDs;

      o     Internet downloaded and streamed audio and video files;

      o     Internet downloaded software files;

      o     DVD-ROM; and

      o     Improved authentication, compression, and encryption technologies.

      Expand and Protect Patent Position. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies. We have patented many of these proprietary solutions, and they underpin our strong competitive position and financial model. We have acquired key software rights management and copy protection patents through our recent acquisitions. We have invested additional resources in developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We use these patents to limit the proliferation of such devices and we have initiated disputes relating to infringement of these patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies.

      Continue To Make Strategic Investments. We have made strategic equity investments in Digimarc, Command Audio Corporation ("CAC"), AudioSoft, SecureMedia, InterActual and TTR. We intend to continue to expand our technology portfolio by pursuing licensing arrangements, joint ventures, strategic investments and acquisitions of companies whose technologies or proprietary rights complement our rights management and copy protection technologies.

      We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR, SecureMedia and InterActual. These investments, totaling $53.3 million, represented 17.8% of our total assets as of December 31, 2000. CAC, AudioSoft, SecureMedia and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. In October 2000, we made an additional equity investment of $21.8 million in Digimarc increasing our ownership to approximately 12.4%.

      Maintain Our High-Margin Revenue Model. In expanding our customer base and technology portfolio, we intend to continue to pursue our intellectual property-based licensing model which includes high margin and recurring revenues. In assessing minority investments and acquisitions, we seek to generate incremental revenues and operating income, preserving our profit margins. Where possible, we look for accretive acquisition transactions and minority investments that do not have a detrimental impact on earnings.

Technology Licensing, Sales and Marketing

      Technology Licensing. We license our portfolio of rights management and copy protection technologies. We believe that content owners utilize our solutions to protect and increase their revenue streams from their respective customers. We receive royalties and recurring revenues as follows:

      o Video content owners typically pay us a per unit licensing fee for the right to use our proprietary technology for videocassette and DVD copy protection;

      o Enterprise software vendors pay us to license our technology using either time-based subscription or perpetual licenses. In addition, such customers pay us annual maintenance fees;

      o Consumer software publishers pay us a per unit licensing fee to use our technology for CD-ROM copy protection, and transaction based, time-based, or perpetual licenses for our DRM technology;

      o Digital set-top box manufacturers license our video copy protection technologies for an up-front fee and a per unit royalty;

      o Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video copy protection technology into their networks for PPV services. In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV programming is activated by system operators; and

      o DVD hardware manufacturers (Consumer electronic's DVD player manufacturers and PC DVD ROM suppliers) license our technology for an up-front fee and annual maintenance/certification fees.

      Sales and Marketing. We market our rights management and copy protection technologies directly to content owners in both the video and software markets. Our primary sales strategy is to sell at senior levels, covering customers' international operations. We supplement our direct sales efforts with reseller programs and service partnerships among video duplicator and replicator organizations. We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters.

      We develop worldwide product specifications and marketing programs for our rights management and copy protection technologies in our Silicon Valley offices, and sell and support our products and technologies through our US sales force, and through our wholly owned subsidiaries in the United Kingdom and Japan.

Customers

      Video Copy Protection

      Video Content. Our copy protection technology has been applied to more than 3.4 billion videocassettes worldwide since 1985, including more than 500 million videocassettes in 2000. Since the inception of DVD in 1997, our copy protection has been applied to nearly 400 million DVDs, including more than 250 million DVDs in 2000. Our copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

      o     Artisan Home Entertainment;       o     Buena Vista Home Video;

      o     Columbia House;                   o     Columbia TriStar Home Video
                                                    (Sony Pictures
      o     DreamWorks;                             Entertainment)

      o     New Line Home Video;              o     HBO Home Video;

      o     Twentieth Century Fox;            o     Paramount Pictures;

      o     Warner Home Video.                o     Universal Studios Home Video
                                                    and

      One customer accounted for more than 10% of our net revenues in 2000. No customer accounted for more than 10% of our net revenues in 1999 or 1998.

      We also license our video copy protection technology to "Special Interest" customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of our video copy protection technology to "Special Interest" customers. Revenues from "Special Interest" customers in the United States accounted for approximately 5%, 11% and 11% of our video copy protection revenues in 2000, 1999, and 1998, respectively.

      PPV System Operators. We have licensed our digital PPV copy protection technology for incorporation into the networks of 20 system operators, including:

      o     British Sky Broadcasting;         o     Cable and Wireless
                                                    Communications;
      o     DIRECTV;
                                              o     EchoStar;
      o     Galaxy Latin America;
                                              o     Hong Kong Telecom;
      o     NTL;
                                              o     Sky Latin America;
      o     SkyPerfecTV;
                                              o     Sprint Corporation; and
      o     Video Networks Ltd.

      These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated. To this point, only our international customers listed above have activated copy protection in their networks; US operators have not yet committed to the studios that they will activate copy protection, even though the technology is implemented in their network infrastructure. Other notable system operators which have not signed license agreements with us, but which are requiring Macrovision-capable set-top boxes in their networks include:
AT&T, Comcast, Cox Enterprises, Deutsche Telecom, Rogers Cable, Time Warner and Via Digital.

      Consumer Electronics Hardware Manufacturers. We believe that our DVD copy protection technology is currently the only digital-to-analog copy protection solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2000, 189 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology in their hardware.

      Our PPV copy protection technology is embedded in more than 40 million digital set-top boxes currently in use worldwide. We have licensed our copy protection technology for digital PPV to 58 set-top box manufacturers, including:

      o     A.B. Pace Micro Technology;       o     EchoStar;

      o     Hughes;                           o     Motorola (General Instrument
                                                    division);
      o     Nokia;
                                              o     Philips;
      o     Scientific-Atlanta;
                                              o     Sony; and
      o     THOMSON multimedia.

      We have also authorized 63 semiconductor companies to incorporate our digital PPV and DVD copy protection technologies in their semiconductor and reference designs. These companies generally pay a one-time service fee to verify correct implementation of our video copy protection technology in digital-to-analog application specific integrated circuits ("ASICS") that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box manufacturers.

      We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from consumer software copy protection and DRM technologies will continue to reflect this seasonal trend. Our ELM business also exhibited seasonal strength in the fourth calendar quarter of 2000. Our revenues generally have tended to be lower in the summer months, particularly in Europe.

      International and export sales together represented 42.28%, 40.24% and 37.95% of our net revenues in 2000, 1999 and 1998, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and consumer software, and the use of copy protection in these media. Worldwide adoption of our ELM technology will also be an important driver of future growth.

      Software

      Electronic License Management. We believe our license management software is the industry leader. We provide electronic license delivery ("ELD") and electronic license management ("ELM") technology to software companies in a range of market segments, with more than 2,000 software vendor customers worldwide, including:

      o     AutoDesk;                         o     Cadence;

      o     Cisco;                            o     Sun Microsystems;

      o     Sybase and                        o     Synopys Inc.

In addition we have licensed software asset management companion products to over 500 corporate end users, which enable these end users to deploy, manage, and track the software they have purchased from our software vendor customers, as well as other third party software vendors.

      Consumer Software Publishers. We entered the consumer software market in 1998 with our SafeDisc product, aimed at those applications that require the CD-ROM to be inserted in the drive to run the application; typically PC games and home entertainment applications. We estimate that over 45 million discs were copy-protected with SafeDisc in 2000. Our copy protection technology for consumer software is used by the following leading software publishers:

      o     Electronic Arts;                  o     Eidos;

      o     GT Interactive;                   o     Hasbro;

      o     Havas;                            o     Interplay;

      o     Lego;                             o     Mattel;

      o     Microsoft;                        o     Take 2;

      o     3DO and                           o     Ubisoft.

      Our PC games software customers have a wide choice of licensed replicators that they can use throughout the world. Over 100 replicators have been licensed with the majority having already installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems.

      To expand our SafeDisc business beyond our direct licensing program with the major publishers, we have established a reseller program that allows replicators to be SafeDisc value added resellers for the small publisher market.

      We are now beginning to see early adopter customers for our SafeCast family of rights management products for the consumer software publisher. Such customers include:

     o  Autodesk;                             o     BBC;

     o  Electronic Arts;                      o     Microsoft;

     o  Phocis and                            o     Take 2.

      Although SafeCast is a more complex sale to software publishers, with a longer sales cycle than SafeDisc, we believe that over time, as Internet bandwidth increases, there will be increasing demand for this digital rights management technology.

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

      Our videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in the vertical blanking interval of a standard video signal. The vertical blanking interval is the blank space between the video fields that are nominally refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacturing. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control circuit in the recording system of most VCRs, but not to affect a similar circuit in the television set. Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized consumer-made copy of that same videocassette, the picture typically is very distorted and has substantially reduced entertainment value. Our video copy protection technology is effective against most consumer copying, but generally does not deter professional pirates who use professional duplication and video processing equipment. Under the U.S. Digital Millennium Copyright Act of 1998, all VCRs sold in the U.S. after May 2000 are required by law to respond to our copy protection technology.

      DVD and Digital PPV Copy Protection. The DVD and digital PPV versions of our video copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by most "black box" circumvention devices that were sold in the past. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The integrated circuit is activated by copy protection control codes, which are integrated into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR.

      Electronic Licensing. Software vendors integrate FLEXlm into their products to monitor or control a customer's compliance with a product's license terms. By embedding electronic licensing into a product, software vendors define a customer's license rights in a human readable "license file". The technology generates electronic license certificates that describe the license rights of software users. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates the license rights, or simply provide notification to the user or system administrator when license use has exceeded the customer's license rights. This allows customers to buy and sell software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches. These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date).

      Vendors integrate electronic licensing into a product in a few lines of code without "hard-coding" license policies into their products. This avoids the need to change a product's source code and to support multiple releases when licensing terms change for a product. License terms are described in a human readable text file as an electronic license certificate, where Marketing, Sales, Support or Order Administration staff define licensing policies, without the need for software engineers to make changes in software. Software vendors can include information identifying customer and other purchasing information as part of the license certificate. This is done so that if the software and license were diverted to another company, an audit trail is left, making discovery of improper use of the license far more likely.

      Electronic licensing also records the use of software licensing into a transaction log called the "Report Log". The information in this log is authenticated and compressed so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing business model. In addition, customers may use this information to better manage their software assets and to "bill back" software-related costs to different departments or projects in the company. The SAMsuite product family contains this functionality.

      Consumer Software Copy Protection and Rights Management. Each CD-ROM published with the SafeDisc technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. The digital signature, which cannot be copied by CD recorders or transferred from a CD-ROM to a hard disc drive, or sent over the Internet, is added to each original disc during the mastering/replication process. When a user inserts an original disc in a CD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD-recordable device or professional mastering equipment to duplicate a CD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy. If an unauthorized copy is made, decryption will not take place and the copy will not run.

      SafeDisc also contains anti-hacking technology to prevent the compromise of its security features. The anti-hacking technology is designed not only to deter consumer copying, but also to thwart destructive hackers and commercial hackers. Because of our widespread penetration in the PC games' market, hackers have targeted and cracked, to various degrees, several versions of SafeDisc. For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community. We develop new product releases approximately four to eight times per year incorporating new anti-hacking features.

      SafeDisc is covered by a pending patent application, and is compliant with Philips' worldwide Yellow Book CD-ROM standard. We believe that SafeDisc is the only copy protection technology that has received Philips' certification for compliance.

      SafeCast is a consumer software DRM application. SafeCast authenticates the end user's license by transferring the software publisher's embedded digital rights management technology from either a CD-ROM disc or from Internet downloaded software to the user's PC hard drive at the time the application is initially installed. SafeCast protects the launch of a licensed application by confirming that the session conforms to the license terms established by the application's publisher. The publisher establishes license terms that determine how the application may be used.

Research and Development

      Our research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new patentable technologies related to our various rights management markets and copy protection markets. Our core competencies are in encrypted software, license management software, anti-hacking software, digital and analog video and audio engineering, copy protection engineering, watermarking, CD-ROM architecture, and integrated circuit design.

      As a member of the Millennium group (Philips, Digimarc, and Macrovision), we are jointly developing a digital video watermarking solution to address the digital-to-digital copy protection requirements associated with the next generation of DVD recording devices. Digital watermarks embedded in movies and other video material provide basic copyright, record control, and playback control information either to allow or to disallow playback, viewing and copying onto another digital device. The jointly developed technology is based on our patented play control technology, Digimarc's patented watermarking technology, and Philips' patented watermarking and authentication technology. Our solution can survive numerous transformations, such as from digital to analog and back to digital, or from one video format to another. The digital watermarks are designed to be imperceptible to the viewer, but to be read easily by special purpose detection circuits that may ultimately be deployed in DVD digital recorders and players. This jointly developed technology is intended to protect movies and other video content from unauthorized reproduction using digital recording devices.

      With TTR Technologies, we are jointly developing a solution for CD audio copy protection. This is a complex and high-risk development project, as we believe other industry attempts to design a copy protection solution have not, to date, been successful. Any solution must meet the combined objectives of playability (where the original audio content can be heard with no discernable reduction in audio quality) and effectiveness (where a satisfactory level of copy protection is provided). Following our own internal testing procedures, we are now entering field tests with two music labels. Their feedback will determine the success of, and the next steps for, this development project.

      In 2000, 1999 and 1998, our expenses for research and development were $7.8 million, $6.5 million, and $4.1 million, respectively.

Intellectual Property Rights

      Patents Issued & Pending. We hold 53 United States patents and have 45 United States patent applications pending. Of 31 relate to our copy protection technologies, 14 relate to video scrambling, 4 relate to audio scrambling and 4 relate to electronic license management. Of the pending patent applications, 5 relate to consumer software copy protection. Our issued United States patents expire through 2018. Our core group of patents expires through the year 2008. We have filed applications for improvement patents to extend the expiration dates beyond the current expiration dates. We also have 317 foreign patents issued and 331 foreign patent applications pending in 40 countries. Of the issued foreign patents, 259 relate to our copy protection technologies, 54 relate to video scrambling, 24 relate to audio scrambling, and 3 relate to electronic license management.

      Circumvention Technology Patents. Included in the patents related to our copy protection technologies are 13 United States and 52 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We have historically used these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices. We have one lawsuit of this type pending in Germany to require the defendant to discontinue the sale of devices that circumvent our video copy protection technologies as we believe the device infringes one or more of our circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the value of our protection technology might decline due to the legal availability of such a circumvention device or we might have to obtain rights to the offending devices to protect the value of our technology.

Competition

      Video Copy Protection. We believe that there are currently no significant video copy protection competitors. Occasionally, companies have developed hardware based on our technology for sale in small foreign markets where we have not sought patent protection. Our video copy protection technologies are proprietary and have broad international patent coverage. It is possible, however, that a competitive video copy protection technology could be developed in the future. For example, one of our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication.

      Digimarc, Philips, and Macrovision, together known as the Millennium Group, are jointly developing a digital media copy protection solution, using proprietary watermarking and play control technologies, to address the digital-to-digital copy protection and play control requirements associated with the next generation of DVD recording devices. Our group submitted its proposed solution to the Copy Protection Technical Working Group, an industry standards body. The Millennium Group is competing with another consortium, the Galaxy Group, which is comprised of IBM, NEC, Sony, Hitachi, and Pioneer. We believe that our group's solution offers a number of advantages in security and resistance to hacking, as well as in the economics of implementation. We also believe that our group has a dominant patent position with 16 issued patents. During the past year an industry decision as to which standard would be selected was delayed due to concerns over intellectual property conflicts. Potential customers did not want to select either the Millennium or Galaxy solution for fear that they might be subject to patent infringement action by the other group. As a result, the Millennium and Galaxy groups have been exploring ways of combining their technologies and patents to alleviate this concern. Discussions are ongoing.

      Electronic License Management. The ELM market is new and rapidly evolving. Our primary competition currently comes from independent software vendors who try to develop their own ELM solutions. Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies who have historically offered hardware dongle products and are shifting to software-based protection. Operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could begin to develop their own e-commerce solutions.

      Consumer Software Copy Protection and Rights Management. We believe that there are a limited number of competitors in the consumer software copy protection market, including LaserLock, PAN Technologies and Sony's DADC optical disk manufacturing subsidiary. None of these companies appear to have made significant penetration with major publishers in developed countries, and we believe that we have captured the majority market share of the PC games market.

      It is possible that our own customers may develop software copy protection technologies on their own. It is also possible that personal computer operating system and microprocessor companies like Microsoft, Red Hat, and Intel, may develop or license copy protection modules or systems that are internal to the PC.

      We believe that our ability to compete depends on many factors both within and beyond our control. These include the performance of our technology, including ease of use, compatibility with installed base of PC and CD-ROM drives and our ability to stay ahead of the efforts of hackers. We also rely on the effectiveness of our sales and marketing efforts, including our ability to establish and support a worldwide base of licensed replicators, and to provide through third party replication equipment vendors the digital signature technology and associated quality control systems.

Operations and Technical Support

      We have technical support and certification operations to support our DVD manufacturer licensees, set top box licensees, ELM licensees, authorized semiconductor manufacturers, and our other hardware licensees.

      We provide technical support to our videocassette, DVD, digital PPV, ELM and consumer software customers in various ways:

      o We support our licensed duplicators with hardware installation assistance and quality control. In addition, we support licensed duplicator sales personnel by providing sales training and sales incentive programs and literature and by participating in trade shows;

      o We support the efforts of television, VCR and DVD hardware manufacturers, digital PPV system operators and PPV set-top box manufacturers to design hardware that properly incorporates our video copy protection technologies;

      o We assist semiconductor manufacturers in incorporating our video copy protection technologies into a variety of digital video integrated circuits;

      o We regularly test the effectiveness and transparency of our video copy protection technologies on representative samples of consumer televisions and VCRs to determine whether modifications or enhancements may be necessary;

      o We assist our software licensees in incorporating our electronic license management software into their software products;

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

Strategic Investments

      We intend to expand our technology base through strategic investments in companies with complementary technologies or intellectual property. We have made strategic investments in the following companies:

      Digimarc (Nasdaq: DMRC). In December 1997, we made our initial investment in Digimarc. We made two subsequent investments in June 1999 and October 2000. Digimarc completed an initial public offering in December 1999. As of December 31, 2000, we currently own approximately 12.4% of Digimarc. We have an agreement with Digimarc to jointly develop and market a digital video watermarking copy protection solution to address the digital-to-digital copying issues associated with the next generation of recordable DVD and digital videocassette recording devices.

      Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. Digimarc's technologies enable new communications capabilities related to protecting copyrights, deterring counterfeiting or piracy and, directly linking physical content with the Internet.

      TTR (Nasdaq: TTRE). In January 2000, we invested $4.0 million to acquire a minority interest in TTR. In addition, we have entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. As of December 31, 2000, we hold approximately 11.1% of the outstanding shares of TTR.

      AudioSoft. In August 1999, we acquired a 7.3% ownership interest in AudioSoft, a developer of secure e-music delivery technology and copyright management royalty reporting systems. We do not have the ability to exert significant influence over AudioSoft. In 2000, we invested on a net basis, an additional $410,000 based on the attainment of certain commercial milestones. In addition, we received, from AudioSoft, $55,000 and $105,000 for 2000 and 1999, respectively, under a consulting agreement by which we provide technical, business and strategic consulting. AudioSoft is an e-commerce solutions company dedicated to the secure electronic distribution of music over the Internet. AudioSoft technologies provide the music industry with a turnkey solution to deliver copyrighted music electronically over the Internet on a worldwide basis and to ensure that music copyright collection societies are properly compensated for performing and mechanical rights.

      Command Audio Corporation. In October 1995, Command Audio Corporation, or CAC, was initially incorporated as our wholly-owned subsidiary to commercialize a distinct and new audio-on-demand technology. CAC's audio-on-demand system consists of a program center that provides continuously updated news and information on a subscription basis and a hand-held portable receiver that stores the information. The system allows consumers to control the timing and content of the program playback. In August 1996, we divested all but 19.8% of our ownership in CAC. We assigned to CAC all rights in specified technology and released our reversion rights in technology that we had previously assigned to CAC. CAC agreed to pay to us royalties equal to 2.0% of its gross revenues for 12 years, beginning when CAC has operating revenues from certain sources or, at our election, at any time prior thereto. As of December 31, 2000, we have invested $3.7 million and own approximately 7.7% of the outstanding shares of this private company.

      SecureMedia (formerly known as RPK Security, Inc.). In March 2000, we invested $1.0 million to acquire a 5.1% interest in SecureMedia. SecureMedia is a private company that develops encryption technology for high flow Internet applications such as streaming media and digital communication.

      InterActual. In March 2000, we invested $1.2 million to acquire 5.6% of InterActual. InterActual is a private company whose technology integrates DVD content with Web access, enabling content developers to link the DVD experience with that of the Web, establishing a platform for e-commerce driven by the DVD title.

      These investments, totaling $53.3 million, represented 17.8% of our total assets as of December 31, 2000. CAC, AudioSoft, SecureMedia and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

Employees

      As of December 31, 2000, we had 234 employees. Of these employees, 69 are based outside of the United States. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages.

      We use a variety of incentive programs to motivate our employees, including annual performance-based bonuses, stock purchase plans, stock options, special recognition awards, and a package of other benefit programs including a 401(k) plan, medical/dental benefits, compensating time off for community service and health club and educational reimbursement.

      Our engineering teams develop new products and enhance existing offerings, as well as contribute to our technical due diligence efforts when we make strategic investments, conclude joint development agreements, or acquire rights to third party technologies.

      Our technical support staff provides customer sales support and conducts extensive compatibility and effectiveness tests for our various rights management and copy protection technologies. In addition, this staff runs an extensive certification lab to confirm that our licensees have implemented our video copy protection technologies properly in integrated circuits and DVD or set-top box hardware.

      Our sales and marketing groups include senior executives who manage our business lines and provide executive level account management to our major customers. We also have a direct sales staff that works with our content owner and software vendor customers. Our in-house legal department provides licensing and patent counsel to our business executives.

                                  RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

                                  Company Risks

The success of our business depends on the continued use by major movie studios of our video copy protection technology.

      In the event that major motion picture studios determined that the benefits of our technology did not justify the cost of licensing the technology, demand for our technology and our revenues would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes, DVDs and digital pay per view, or PPV programs. These fees represented 60.9%, 61.4% and 62.1% of our net revenues during 2000, 1999 and 1998, respectively.

      Any future growth in revenues from these fees will depend on the use of our video copy protection technology on a larger number of videocassettes, DVDs or digital PPV programs. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

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

      Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. Due to limited visibility in software licensing revenues and revenues that are generated from perpetual licenses, under which license fee revenue is recognized upfront on a one-time basis, we may experience volatility in revenues which may cause us to not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis. Fluctuations in our operating results may cause the price of our common stock to decline.

      Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter. This is primarily due to the delay inherent in reporting from certain licensees and closing of new sales agreements, resulting in potential volatility in the price of our common stock. Factors which could cause the price of our common stock to decline include:

      o The timing of releases of popular movies on videocassettes, DVDs or by digital PPV transmission;

      o The ability of the Motion Picture Association of America studios to produce one or more "blockbuster" titles on an annual basis;

      o The degree of acceptance of our copy protection technologies by major motion picture studios and software companies;

      o The acceptance of our electronic licensing and DRM software by software vendors and end-user organizations;

      o The timing of releases of computer software CD-ROM multimedia titles; and

      o The extent to which various hacking technologies are viewed to be successful by our customers.

We experience seasonality in our operating results, which may affect the price of our common stock.

      We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from consumer software copy protection and DRM technologies will continue to reflect this seasonal trend. Our ELM business also exhibited seasonal strength in the fourth calendar quarter of 2000. Our revenues generally have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

      Our customer base and a majority of our net revenues is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business. Historically, we have derived the majority of our net revenues from a relatively small number of customers. The Motion Picture Association of America studios as a group accounted for 24.8%, 23.9% and 30.2% of our net revenues in 2000, 1999 and 1998, respectively.

      We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with five of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the United States. These agreements expire at various times ranging from 2000 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

We depend on high-value license agreements during the reporting period from major software customers for our Electronic License Management products and the inability to capture these agreements could result in a decline in our revenues and profits.

      Currently, a significant portion of our Electronic License Management revenues are generated from perpetual licenses, under which license fee revenue is recognized upfront on a one-time basis. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. As a result, we are transitioning to an annual license (or time-based) model which results in ratable recognition of the license fee over a 12-month period. This provides better visibility into future revenues, and smoothes peaks and troughs in revenue flows that result from perpetual licenses. If we are unable to persuade major customers to adopt the annual (or time-based) model, and we continue to rely on the capture of a small number of high-value licenses in a given period, this may result in volatility in our net revenues and operating income.

We are dependent on international sales for a substantial amount of our revenue.
   We face diverse risks in our international business, which could adversely affect our operating results.

      International and export sales together represented 42.28%, 40.24% and 37.95% of our net revenues in 2000, 1999 and 1998, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and consumer software, and the use of copy protection in these media. Worldwide adoption of our ELM technology will also be an important driver of future growth.

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

      Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and other applications requiring our copy protection solutions or if regulations governing our international business change. For example, under the United States Export Administration Act of 1979, encryption algorithms such as those used in our consumer software copy protection technology are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We may not be able to integrate the GLOBEtrotter operations in a timely manner, and if so, it could have an adverse impact on our business.

      The acquisition of GLOBEtrotter has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. Our future results of operations will depend in part on the ability of our officers and other key employees to integrate the operations, financial control systems and employees into our operations. We will need to augment our existing financial and management systems or implement new systems. We may not be able to augment or to implement these systems efficiently, without disruption, or on a timely basis, or to manage integration successfully. We may not be able to achieve operational and other business synergies. We may be forced to devote substantial management time and resources to manage geographically dispersed operations. We may experience the loss of key personnel as a result of integration and consolidation of certain administrative functions. The failure to manage integration successfully could harm our business.

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

      A limited number of DVD manufacturers may build products that either do not contain our copy protection technology, or include features that allow consumers to bypass copy protection. Though we believe this is in contravention of the U.S. Digital Millennium Copyright Act, as well as the basic DVD CSS license, proliferation of these products could cause a decline in demand for our technologies, which could harm our business. Any legal or other enforcement action that we may initiate could be time consuming to pursue, result in costly litigation, and divert management's attention from day-to-day activities.

      In the Electronic License Management market, our product includes patented technologies. Any legal action that we may initiate regarding these patents may be time-consuming to pursue, involve costly litigation, divert management's attention from operations or may not be successful. (See "Part I., Item 3.
Legal Proceedings")

      In the consumer software copy protection segment, a number of individuals have developed and posted SafeDisc hacks on the Internet, or CD cloning software. If we are not able to develop frequent SafeDisc software releases and new digital signatures, which deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. Although the anti-circumvention provisions in the Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

We are exposed to risks associated with expanding our technology base through strategic investments.

      We have expanded our technology base through strategic investments in companies with complementary technologies or intellectual property, which may not prove to be of long-term benefit to us. We currently hold minority equity interests in the following privately held companies; Command Audio Corporation, AudioSoft, SecureMedia and InterActual; and two publicly traded companies, Digimarc and TTR.

      The negotiation, creation and management of these strategic relationships typically involve a substantial commitment of our management time and resources. We may in the future be required to write off all or part of one or more of these investments that could harm our business.

      Our strategic investments typically involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic investments by us may not allow us to enter and compete effectively in new markets or enhance our business in any current markets.

      We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR Technologies, SecureMedia and InterActual. These investments, totaling $53.3 million, represented 17.8% of our total assets as of December 31, 2000. CAC, AudioSoft, SecureMedia and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. In October 2000, we made an additional equity investment of $21.8 million in Digimarc increasing our ownership to approximately 12.4%.

We must continue to provide satisfactory support and maintenance services to our ELM customers.

      Our future success will depend on our ability to provide adequate software support and maintenance services to our ELM customers. As they release new applications or modify their software to run on new platforms, it is important that their business is not disrupted as a result of inadequate support from us. Failure to deliver such services could harm our business.

We depend on third parties to develop SafeDisc compatible encoding and quality assurance equipment and applications software.

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

We must establish and maintain licensing relationships with companies other than content owners or software publishers to continue to expand our business, and failure to do so could harm our business prospects.

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

Calamities, power shortages or power interruptions at our Silicon Valley offices could disrupt our business and adversely affect our operations. The inability to obtain electricity at cost effective rates will increase our operating expenses and could affect our earnings.

      Our principal operations are located in Sunnyvale, California and our GLOBEtrotter operations are located in San Jose, California. We are in the process of consolidating the operations of these two offices at a facility in the same general location. These facilities are in areas of seismic activity near active earthquake faults. Any earthquake, fire or other calamity affecting our facilities may disrupt our business and substantially affect our operations.

      We also rely on the major Northern California public utility, Pacific Gas & Electric Company (PG&E), to supply electric power to our facilities. Due to problems associated with the deregulation of the power industry in California, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling black-outs. To date, we have not been materially adversely affected by such power black-outs. However, more significant disruptions of our power supply may occur in the future. These interruptions could delay delivery or development of our technologies or increase our operating costs, in either case having a material adverse effect on our operations. We do not presently have a backup power generating facility. In addition, we expect that any long-term solution to California's power crisis could entail a substantial increase in electricity costs to users, such as us. This would increase our operating costs and would decrease our operating income if we were unable to pass along these costs to our customers in the price of our products.

                                 Industry Risks

We license technology for digital PPV copy protection, and if this market does not grow as anticipated or we are unable to serve this market effectively, our revenues will be adversely affected.

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

      Further, consumers may react negatively to copy protected PPV programming because they may feel they have an entitlement having in the past routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, some television sets or combinations of VCRs and television sets may exhibit impaired pictures while displaying a copy protected digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business would be harmed.

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

We entered the market for consumer software copy protection and rights management, and we do not know if our momentum will continue in selling our products in this market.

      Both the markets for PC hardware and software games publishers have experienced macroeconomic pressures over the last year. Unit sales of PC's have slowed; major PC suppliers have announced weaker financial results than expected. Several PC games software publishers have reported financial difficulties and experienced management and employee turnover. If economic conditions in this segment continue to be difficult, demand for our copy protection and rights management solutions (which is linked to the volume of PC games and consumer titles sold) could decline. This would result in lower revenues and operating income for this line of business.

      A number of competitors and potential competitors are developing CD-ROM copy protection solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. If these competitors provide superior or more cost-effective solutions, our business will be harmed.

We have recently entered the ELM market, and we do not know if we will be successful in selling our products in this market.

      We acquired GLOBEtrotter Software, Inc. in August 2000. GLOBEtrotter's major product line is FLEXlm, a product that allows independent software vendors to license their products electronically, and monitor and enforce compliance with their licensed use rights. GTlicensing allows software vendors to create, ship and track licenses online. SAMSuite is an end-user software asset management product. There is no assurance of our ability to grow and be successful in this market and if we are unsuccessful in this market, our business would be harmed.

      Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures. Demand for our FLEXlm technology is driven, to some degree, by end user demand for software applications. If economic conditions for software vendors continue to be difficult, demand for our ELM technology could decline. This would result in lower revenues and operating income for this line of business.

We are entering the market for music CD copy protection and we do not know if we will be successful in selling our products in this market.

      We entered into a strategic relationship with TTR to develop and market a copy protection system that will inhibit casual copying of music CDs using dual-deck CD recorder systems or personal computer systems. A number of competitors and potential competitors may be developing similar and related music copy protection solutions. The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear what the reaction of the major music labels would be to any consumer resistance.

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

      We believe that our ELM products have no major competition other than software vendors who attempt to develop their own ELM applications for their software products. In the event that software vendors succeed with their internal developments, or to forego the implementation of such applications, this would adversely affect our business.

                                Investment Risks

The price of our common stock may be volatile.

      The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

      -     actual or anticipated fluctuations in operating results;

      -     announcements of technical innovations;

      -     new products or new contracts;

      -     competitors or their customers;

      -     governmental regulatory action;

      -     developments with respect to patents or proprietary rights;

      -     changes in financial estimates by securities analysts; and

      -     general market conditions.

      In addition, announcements by the Motion Picture Association of America or its members, satellite television operators, cable television operators or others regarding motion picture production or distribution, consumer companies' business combinations, evolving industry standards or other developments could cause the market price of our common stock to fluctuate substantially.

      Further, the trading prices of the stocks of many technology companies reflect price/earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.

ITEM 2. PROPERTIES.

      Our principal operations are located in a 43,960 square foot building in Sunnyvale, California. The lease for this building expires on June 30, 2002 and we have the right to renew the lease for two additional terms of five years each. Our GLOBEtrotter operations are in a leased facility in San Jose, California with a leased sales office in Wellesley, Massachusetts. We also lease space for sales, marketing and technical staff in South Ruislip, Woodley and Runcorn in the United Kingdom and in Tokyo, Japan.

      We are currently in the process of consolidating our two California offices. This move may result in increased costs as well as a temporary disruption to the business.

ITEM 3. LEGAL PROCEEDINGS.

      We are involved in legal proceedings related to some of our intellectual property rights.

      Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. We believe that this conclusion was reached in error. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first proceedings regarding this appeal will take place on April 11, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on our business.

      In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleges that Dwight-Cavendish infringes a United States patent held by us. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that we have violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by us is invalid and that Dwight-Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously. In July 2000, the District Court issued a ruling on claim construction regarding patent infringement. Following the claim construction ruling, Dwight-Cavendish moved for summary judgment on the patent infringement portion of the lawsuit. Our position was that Dwight-Cavendish would still infringe in light of the claim construction ruling based on some internal tests that we had performed. In November 2000, The District Court ruled in our favor to deny Dwight-Cavendish's summary judgment motion. In December 2000, the District Court denied Dwight-Cavendish's motion for leave to file a request for reconsideration. In January 2001, we filed a motion to dismiss Dwight-Cavendish's counterclaim. The hearing on this motion is scheduled for April 9, 2001. Settlement discussions between the two parties are ongoing. Trial is scheduled for mid-to-late 2001. If an adverse ruling is ultimately reached on patent infringement against us, we may incur legal competition from Dwight-Cavendish in our videocassette, DVD, and PPV copy protection markets, and a corresponding decline in demand for our technology could have a material adverse effect on our business. If an adverse ruling is ultimately reached on the counterclaims against us, significant monetary damages may be levied against us.

      We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company, that manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by us. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing has been scheduled for September 2001. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

      In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North

America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBEtrotter litigation. Subsequently, GLOBEtrotter added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBEtrotter`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBEtrotter`s patent infringement suit. GLOBEtrotter filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBEtrotter's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. A hearing on the reconsideration motion is scheduled for May 29, 2001. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBEtrotter may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBEtrotter's technology could have a material adverse effect on its business. If an adverse ruling is ultimately reached on the counterclaims against GLOBEtrotter, significant monetary damages may be levied against GLOBEtrotter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Our common stock has been traded on the Nasdaq National Market under the symbol "MVSN" since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock. There have been two 2-for-1 stock splits, in August 1999 and in March 2000. All share and per share information presented have been retroactively adjusted for the effect of both such stock splits.

                                                 High                    Low
                                                 ----                    ---
   1999
   First Quarter...............................  10.063                  7.406
   Second Quarter..............................  18.719                  8.344
   Third Quarter...............................  23.531                 14.031
   Fourth Quarter..............................  39.250                 21.625

   2000
   First Quarter...............................  86.125                 30.250
   Second Quarter..............................  77.000                 35.625
   Third Quarter............................... 107.000                 68.062
   Fourth Quarter..............................  80.375                 39.218

      As of March 15, 2001, there were 126 holders of record of our common stock, based upon information furnished by Boston EquiServe, Boston, MA, the transfer agent for our securities. We believe, based upon security positions listings, that there are more than 10,500 beneficial owners of our common stock. As of March 15, 2001, there were 50,036,748 shares of common stock outstanding.

      We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all earnings for use in our business operations and in the expansion of our business.

ITEM 6. SELECTED FINANCIAL DATA.

      On August 31, 2000, we completed our acquisition of GLOBEtrotter Software, Inc. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter. The following table sets forth selected consolidated financial data and other operating information. The data have been derived from combination of the Company's and GLOBEtrotter's audited financial statements for the years ended December 31, 2000, 1999 and 1998 and GLOBEtrotter's unaudited financial statements for the years ended December 31, 1997 and 1996, which, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The financial data and other operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                               Year Ended December 31,
                                                                -----------------------------------------------------
                                                                  2000       1999       1998       1997        1996
                                                                --------   --------   --------   --------    --------
                                                                        (in thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues                                                    $ 80,116   $ 52,076   $ 36,446   $ 31,063    $ 25,243
                                                                --------   --------   --------   --------    --------
Costs and expenses:
   Cost of revenues (excluding
      deferred stock-based compensation expense of $542)           5,425      4,885      2,435      2,693       2,867
   Research and development (excluding deferred stock-based
      compensation expense of $3,950)                              7,822      6,463      4,072      3,541       3,434
   Selling and marketing (excluding deferred stock-based
      compensation expense of $10,213)                            15,037     12,713      9,652      8,857       7,446
   General and administrative (excluding deferred stock-based
      compensation expense of $828)                               12,717      7,169      7,437      6,285       5,458
   Amortization of goodwill and other intangibles from
      acquisitions (1)                                             4,878      1,600         --         --          --
   Amortization of deferred stock-based compensation              15,533         --         --         --          --
   In-process research and development (1)                            --      4,285         --         --          --
                                                                --------   --------   --------   --------    --------
       Total costs and expenses                                   61,412     37,115     23,596     21,376      19,205
                                                                --------   --------   --------   --------    --------
       Operating income from continuing operations                18,704     14,961     12,850      9,687       6,038
Interest and other income (expense), net                          10,714      1,634      1,179        480        (235)
                                                                --------   --------   --------   --------    --------
       Income from continuing operations before income taxes      29,418     16,595     14,029     10,167       5,803
Income taxes                                                      15,825      4,108      4,020      2,447       1,249
                                                                --------   --------   --------   --------    --------
       Income from continuing operations                          13,593     12,487     10,009      7,720       4,554
Loss from discontinued operations, net of tax benefit                 --         --         --         --        (827)
                                                                --------   --------   --------   --------    --------
       Net income                                                 13,593     12,487     10,009      7,720       3,727
Preferred stock dividends                                             --         --         --       (156)       (587)
                                                                --------   --------   --------   --------    --------
       Net income available to common stockholders              $ 13,593   $ 12,487   $ 10,009   $  7,564    $  3,140
                                                                ========   ========   ========   ========    ========

Basic earnings per share                                        $   0.28   $   0.28   $   0.25   $   0.22          --
                                                                ========   ========   ========   ========    ========

Shares used in computing basic earnings per share (1)             49,135     45,031     40,850     34,739          --
                                                                ========   ========   ========   ========    ========

Diluted earnings per share                                      $   0.26   $   0.27   $   0.23   $   0.21          --
                                                                ========   ========   ========   ========    ========

Shares used in computing diluted earnings per share (1)           51,386     47,096     43,046     36,675          --
                                                                ========   ========   ========   ========    ========

                                                                                    December 31,
                                                                  2000       1999       1998       1997        1996
                                                                --------   --------   --------   --------    --------
Consolidated Balance Sheet Data:                                                    (in thousands)
Cash, cash equivalents and short-term investments               $107,909   $ 36,162   $ 27,483   $ 13,761    $  3,481
Working capital                                                  123,895     38,860     29,431     15,969       3,345
Total assets                                                     296,438    132,690     70,530     33,491      16,314
Long-term obligations, net of current portion                         56        133        367        476         296
Total stockholders' equity                                       275,975    102,273     60,292     25,306       8,246

      (1) See Note 1 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in the Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend," or "continue," and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.

Overview

      We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, consumer software publishers, hardware manufacturers, digital set-top box manufacturers, digital PPV system operators and commercial replicators/duplicators. In 2000, we entered the market for Electronic License Management, ("ELM") solutions for software vendors and software asset management tools for business through the acquisition of GLOBEtrotter Software Inc.

      The following table provides net revenues information by product line (dollars in thousands):

                                               Year ended December 31,
                                         -----------------------------------
                                            2000         1999         1998
                                         ---------    ---------    ---------
Video Copy Protection:
     Videocassette ...................   $  12,899    $  15,877    $  15,770
     DVD .............................      20,867        8,629        3,096
     Pay-Per-View ....................      15,062        7,477        3,760
Consumer Software Copy Protection ....       8,372        4,754          344
Electronic License Management Software      21,770       14,686       12,012
Other ................................       1,146          653        1,464
                                         ---------    ---------    ---------

Total ................................   $  80,116    $  52,076    $  36,446
                                         =========    =========    =========

      The following table provides percentage of net revenure informaton by product line:

                                               Year ended December 31,
                                         -----------------------------------
                                            2000         1999         1998
                                         ---------    ---------    ---------
Video Copy Protection:
     Videocassette ...................        16.1%        30.5%        43.3%
     DVD .............................        26.0         16.6          8.5
     Pay-Per-View ....................        18.8         14.4         10.3
Consumer Software Copy Protection ....        10.5          9.1          0.9
Electronic License Management Software        27.2         28.2         33.0
Other ................................         1.4          1.2          4.0
                                         ---------    ---------    ---------

Total ................................       100.0%       100.0%       100.0%
                                         =========    =========    =========

Video Copy Protection.

      Videocassette Copy Protection. Since inception, we have derived the majority of our revenues and operating income from licensing our videocassette copy protection technology. As expected, in 2000, our videocassette copy protection revenues no longer provided the major proportion of our revenues, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Our customers have included the home video divisions of members of the Motion Picture Association of America, more than 500 videocassette duplication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes. We typically receive license fees based upon the number of copy protected videocassettes that are produced by Motion Picture Association of America studios or other content owners. License fees from Motion Picture Association of America studios represented a significant portion of such fees in 2000, 1999 and 1998. Videocassette copy protection revenues represented 16.1%, 30.5% and 43.3% of our net revenues in 2000, 1999 and 1998, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

      DVD Copy Protection. In 1997, we introduced copy protection for DVDs. Our customers have included members of the Motion Picture Association of America and "Special Interest" rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive annual license fees from DVD hardware manufacturers. DVD copy protection has increased from 8.5% of net revenues in 1998 to 26.0% of net revenues in 2000. Revenues from DVD copy protection solutions are expected to grow in both absolute dollars and as a percentage of net revenues in 2001 as the penetration of DVDs and DVD players in the market increases.

      PPV Copy Protection. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive digital PPV copy protection revenues from hardware royalties, up-front license fees, and PPV programming royalties. Digital PPV revenues were 18.8%, 14.4% and 10.3% of our net revenues in 2000, 1999 and 1998, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. To date, such transaction-based royalty payments have not been significant. Revenues from PPV copy protection are expected to grow in absolute dollar terms in 2001.

Consumer Software Copy Protection and Rights Management

      In 1998, we made a minority equity investment in C-Dilla and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for approximately $12.8 million in cash, 218,398 shares of our common stock valued at $5.1 million and stock option grants in Macrovision valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. Due to increased market acceptance of our solution, we expect revenues from Consumer Software Copy Protection to increase in 2001. We typically receive license fees based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. Consumer software copy protection revenues represented 10.5% of our net revenues for 2000. We expect that our consumer software copy protection licenses will generate a material part of our net revenues in 2001.

Electronic License Management Software

      In August 2000, we acquired GLOBEtrotter Software, Inc., a leading supplier of electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of GLOBEtrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter Software, Inc. GLOBEtrotter generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 27.2%, 28.2% and 33.0% of our net revenues in 2000, 1999 and 1998, respectively. We expect that our electronic license management business will increase in absolute dollars and as a percentage of net revenues in 2001.

Costs and Expenses

      Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners, costs of equipment used to apply our technology and royalties due C-Dilla based on revenues from copy protection of CD-ROMs prior to our June 1999 acquisition. Also included in cost of revenues are patent amortization and enforcement costs. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

      We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the following year. We believe that this trend has been principally due to the tendency of certain of our customers to release new video and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We anticipate that revenues from our electronic license management business may also reflect a similar seasonal trend. In addition, revenues tend to be lower in the summer months, particularly in Europe.

Results of Operations

      The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

                                                                         Years ended December 31,
                                                                       --------------------------
                                                                         2000      1999      1998
                                                                       ------    ------    ------
Net revenues .......................................................    100.0%    100.0%    100.0%
                                                                       ------    ------    ------
Costs and expenses:
    Cost of revenues ...............................................      6.8       9.4       6.6
    Research and development .......................................      9.8      12.4      11.2
    Selling and marketing ..........................................     18.8      24.4      26.5
    General and administrative .....................................     15.9      13.8      20.4
    Amortization of goodwill and other intangibles from acquisitions      6.1       3.1        --
    Amortization of deferred stock-based compensation ..............     19.4        --        --
    In-process research and development ............................       --       8.2        --
                                                                       ------    ------    ------
       Total costs and expenses ....................................     76.7      71.3      64.7
                                                                       ------    ------    ------
       Operating income ............................................     23.3      28.7      35.3
Interest and other income, net .....................................     13.4       3.1       3.2
                                                                       ------    ------    ------
       Income before income taxes ..................................     36.7      31.8      38.5
Income taxes .......................................................     19.7       7.8      11.0
                                                                       ------    ------    ------
       Net income ..................................................     17.0%     24.0%     27.5%
                                                                       ======    ======    ======

Comparison of Years Ended December 31, 2000 and 1999

      The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                      Years ended December 31,
                                      ------------------------
                                                                   $          %
                                           2000       1999      Change      Change
                                         --------   -------------------------------
Video Copy Protection
   Videocassette                         $ 12,899   $ 15,877   $ (2,978)      (18.8)%
   DVD                                     20,867      8,629     12,238       141.8
   Pay-Per-View                            15,062      7,477      7,585       101.4
Consumer Software Copy Protection           8,372      4,754      3,618        76.1
Electronic License Management Software     21,770     14,686      7,084        48.2
Other                                       1,146        653        493        75.5
                                         --------   --------   --------
Total                                    $ 80,116   $ 52,076   $ 28,040        53.8%
                                         ========   ========   ========

      Net Revenues. Our net revenues for 2000 increased 53.8% from $52.1 million in 1999 to $80.1 million in 2000. Revenues from videocassette copy protection decreased $3.0 million or 18.8% from $15.9 million in 1999 to $12.9 million in 2000, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. DVD copy protection revenues increased $12.2 million or 141.8% from $8.6 million in 1999 to $20.9 million in 2000, due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand. Digital PPV copy protection revenues increased $7.6 million or 101.4% from $7.5 million in 1999 to $15.1 million in 2000 due to the continued roll-out of copy protection enabled digital set-top boxes in the direct broadcast satellite (DBS) and cable TV markets, along with the conversion of legacy analog set-top boxes by certain operators. Consumer Software Copy Protection revenues increased $3.6 million or 76.1% from $4.8 million in 1999 to $8.4 million in 2000 due to the increased deployment of our solution by several major software publishers and adoption by new customers. Revenues from our electronic license management software products increased $7.1 million or 48.2% from $14.7 million in

1999 to $21.8 million in 2000 primarily due to growth in ELM software acceptance by ISVs. Other revenue increased $493,000 or 75.5% from $653,000 in 1999 to $1.1 million in 2000, primarily from royalties on our pay TV analog scrambling technology shipments into Brazil by one of our licensees.

      Cost of Revenues. Cost of revenues as a percentage of net revenues declined from 9.4% for 1999 to 6.8% for 2000. This decrease was primarily due to the higher level of revenues in 2000 from royalties and license fees, which had a substantially lower cost of revenues. Cost of revenues increased $540,000 from $4.9 million in 1999 to $5.4 million in 2000 primarily due to higher duplicator/replicator fees associated with a higher volume of duplication royalty costs associated with our watermarking license agreement with Digimarc and the write-off of our patents related to our legacy video scrambling products, offset by lower patent defense costs and inventory reserves. Cost of revenues includes items such as product costs, duplicator/replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expense prior to the acquisition of C-Dilla. We expect gross margin to increase as a result of increases in royalties and license fees, partially offset by increased patent defense costs associated with current patent litigation.

      Research and Development Research and development expenses increased by $1.3 million or 21.0% from $6.5 million in 1999 to $7.8 million in 2000. The increased expenses related to software development activities at C-Dilla that were only included in Macrovision's operations for approximately six months of 1999. This increase was offset by reimbursement from TTR Technologies of expenses relating to the SafeAudio CD copy protection project and lower expenses for GLOBEtrotter rights management software products. There were one-time charges in 1999 relating to licensing fees for technology and bonuses paid to engineering employees at C-Dilla. Research and development expenses decreased as a percentage of net revenues from 12.4% in 1999 to 9.7% in 2000. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity relating to digital rights management and ELM products, and as we develop new technologies in other related areas.

      Selling and Marketing Selling and marketing expenses increased by $2.3 million or 18.3% from $12.7 million in 1999 to $15.0 million in 2000. This increase was primarily due to the increased selling and marketing expenses in our consumer software copy protection and electronic license management businesses, resulting from increased headcount. Selling and marketing expenses decreased as a percentage of net revenues from 24.4% in 1999 to 18.8% in 2000. Selling and marketing expenses are expected to increase in absolute terms over the prior year periods as we continue to expand our efforts in selling and marketing consumer software copy protection, electronic license management software and other digital rights management products.

      General and Administrative. General and administrative expenses increased by $5.5 million or 77.4% from $7.2 million in 1999 to $12.7 million in 2000 primarily due to a one-time charge related to our acquisition of GLOBEtrotter, a tax consulting project, increased insurance expenses and increased general and administrative expenses relating to our electronic license management business and for our consumer software copy protection business. General and administrative expenses increased as a percentage of net revenues from 13.8% in 1999 to 15.9% in 2000. Without the one-time charge of $2.2 million associated with the acquisition of GLOBEtrotter, general and administrative expenses would have increased by $3.3 million, or 47.2% to $10.5 million. General and administrative expenses are expected to increase in absolute terms over the prior periods as we continue to expand our administrative support infrastructure to serve a larger, diversified business.

      Amortization of Goodwill and Other Intangibles from Acquisitions. We amortize intangibles relating to the acquisition of C-Dilla, in June of 1999, on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, the value of the acquired intangible assets may also become impaired. The Company amortized $3.0 million in 2000 related to the goodwill and other intangibles.

      In October 2000, we acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). We paid approximately $23.3 million in cash and related acquisition costs, and assumed liability to service current customer maintenance contracts. In addition, we may pay an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets. The purchase price was allocated to employee retention, PtS's customer base and other goodwill. We will amortize these intangibles on a straight-line basis over three years. Goodwill and other intangibles associated with the transaction amounted to $23.5 million which includes an additional $200,000 related to contingent payments through December 31, 2000. We amortized $1.9 million of goodwill and other intangibles in 2000.

      Amortization of Deferred Stock-Based Compensation. In connection with the acquisition of GLOBEtrotter, approximately 783,742 GLOBEtrotter employee stock options have been exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the year ended December 31, 2000 was $15.5 million. The expense associated with the stock-based compensation award will continue to result in substantial non-cash compensation charges to future earnings.

      Interest and Other Income, Net. Interest and other income increased $9.1 million or 556% from $1.6 million in 1999 to $10.7 million in 2000, primarily from interest income received on the proceeds of our public stock offering in January 2000.

      Income Taxes. Income tax expense represents combined federal and state taxes at effective rates of 53.8% and 24.8% for 2000 and 1999, respectively. As GLOBEtrotter was an S corporation for federal and state income tax purposes, tax expense relating to its income is not provided for on the combined statements for the first eight months of 2000 prior to August 31, 2000 (the acquisition date) and the period ended December 31, 1999, thus lowering the effective rate. Deferred stock-based compensation expense, related to in-the-money stock options issued, is not tax deductible and hence drives a higher effective rate for 2000.

Comparison of Years Ended December 31, 1999 and 1998

      The following table provides revenue information by general product lines for the periods indicated (dollars in thousands):

                                       Year ended December 31,
                                       -----------------------
                                                                 $          %
                                           1999       1998    Change      Change
                                          -------   -------   -------
Video Copy Protection
   Videocassette                          $15,877   $15,770       107         .7%
   DVD                                      8,629     3,096     5,533      178.7%
   Pay-Per-View                             7,477     3,760     3,717       98.9%
Consumer Software Copy Protection           4,754       344     4,410    1,282.0%
Electronic License Management  Software    14,686    12,012     2,674       22.3%
Other                                         653     1,464      (811)     (55.4)%
                                          -------   -------   -------
Total                                     $52,076   $36,446    15,630       42.9%
                                          =======   =======   =======

      Net Revenues. Our net revenues for 1999 increased 42.9% from $36.4 million in 1998 to $52.1 million in 1999. Revenues from videocassette copy protection increased $107,000 from $15.8 million in 1998 to $15.9 million in 1999 due to increased videocassette copy protection royalties for the hit fitness video "Tae-Bo," offset by a slight decrease in Hollywood studio royalties and copy protected videocassette volume. DVD copy protection revenues increased $5.5 million or 178.7% from $3.1 million in 1998 to $8.6 million in 1999 due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand. Digital PPV copy protection revenues increased $3.7 million or 98.9% from $3.8 million in 1998 to $7.5 million in 1999 due to continued increases in the shipments of copy protection enabled digital set-top boxes as the digital subscriber base grew in the direct broadcast satellite (DBS) and cable TV domestic and international markets. Revenues increased in consumer software copy protection, electronic license management software and PPV, from 1998 to 1999. Consumer software copy protection revenues increased $4.4 million from $344,000 in 1998 to $4.8 million in 1999 as new customers implemented our SafeDisc copy protection on their PC games and other consumer multimedia software during the year, with strong growth in copy protected units during the traditionally strong third quarter in anticipation of holiday season releases. Revenues from our electronic license management software products increased $2.7 million or 22.3% from $12.0 million in 1998 to $14.7 million in 1999 primarily due to growth in electronic license management software acceptance by ISVs. Other revenues were generated by our legacy Video Scrambling products, which decreased 55.4% from $1.5 million in 1998 to $653,000 in 1998 as we continued to experience weak demand for this technology.

      Cost of Revenues. Cost of revenues as a percentage of net revenues increased from 6.6% for 1998 to 9.4% for 1999. This increase was primarily due to the higher level of support costs for the electronic license management software in 1999. Cost of revenues increased $2.5 from $2.4 million in 1998 to $4.9 million in 1999 primarily due higher support costs for the electronic license management software, higher duplicator/replicator fees associated with a higher volume of duplication and higher patent defense costs. Cost of revenues includes items such as product costs, duplicator/replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expense prior to the acquisition of C-Dilla.

      Research and Development. Research and development expenses increased by $2.4 million or 58.7% from $4.1 million in 1998 to $6.5 million in 1999. The increased expenses were a result of a one-time licensing fee of $300,000 related to technology acquisition, one-time continuation bonuses of $99,000 paid to engineering employees in C-Dilla and the absorption of research and development expenses at C-Dilla following its acquisition. Research and development expenses increased as a percentage of net revenues from 11.2% for 1998 to 12.4% for 1999. If not for the one-time charges noted above, the percentage would have remained relatively stable for 1999.

      Selling and marketing Selling and marketing expenses increased by $3.0 million or 31.7% from $9.7 million in 1998 to $12.7 million in 1999. This increase was primarily for one-time continuation bonuses of $290,000 paid to sales and marketing employees of C-Dilla, higher compensation and benefits associated with additional headcount in the Consumer Software Copy Protection business, along with the increased advertising and marketing for the business unit. Many of these expenses were offset in 1998 by C-Dilla's reimbursement of specific marketing related expenses under the Joint Marketing Agreement and the marketing and selling expenses at C-Dilla prior to its acquisition. Selling and marketing expenses decreased as a percentage of net revenues from 26.5% for 1998 to 24.4% for 1999. If not for the one-time charges noted above, the percentage would have declined further to 23.9% for 1999.

      General and Administrative. General and administrative expenses decreased by $268,000 or 3.6% from $7.4 million in 1998 to $7.2 million in 1999 primarily due the allocation of certain administration expenses at GLOBEtrotter in 1999. General and administrative expenses declined as a percentage of net revenues from 20.4% in 1998 to 13.8% in 1999.

      In-Process Research and Development. In June 1999, we allocated $4.3 million of the $23.2 million total purchase price for C-Dilla to in-process research and development projects. This allocation represents the estimated fair value based on risk adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, this amount was expensed as a non-recurring charge as the in-process technology had not yet reached technological feasibility and had no alternative future uses. C-Dilla had five major copy protection/rights management projects in progress at the time of acquisition. These projects include a product that is being designed to protect DVD-ROMs from unauthorized replication or copying, three products that are being designed to prohibit the unauthorized copying of audio products and a product that is being designed to allow DVD manufacturers to track where any DVD has been manufactured and trace illegal copies.

      The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities necessary to establish that the product will meet its design requirements including functions, features and technical performance requirements. Though we currently expect that the acquired in-process technology will be successfully developed, commercial or technical viability of these products may not be achieved. Furthermore, future developments in the computer software industry, changes in the delivery of audio products, changes in other product offerings or other developments may cause us to alter or abandon these plans.

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

      We will amortize these intangibles on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, we may not realize the value assigned to the in-process research and development projects and the value of the acquired intangible assets may also become impaired.

      Interest and Other Income. Other income increased $455,000 or 38.6% from $1.2 million in 1998 to $1.6 million in 1999, primarily from interest income received on the proceeds of our public stock offering in late June 1998.

      Income Taxes. Income tax expense represents combined federal and state taxes at effective rates of 24.8% and 28.7% for 1999 and 1998, respectively. The lower rate for 1999 was the result of utilizing post acquisition C-Dilla net operating losses to reduce our 1999 taxes combined with higher tax-exempt interest earned in 1999. As GLOBEtrotter was an S corporation for federal and state income tax purposes, tax expense relating to their respective income is not provided for on the combined statements.

                         Quarterly Results of Operations

      On August 31, 2000, we completed the acquisition of GLOBEtrotter Software, Inc. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter. The following table sets forth certain quarterly unaudited consolidated financial data for the periods indicated, as well as the percentage of our net revenues represented by such data. The data has been derived from our unaudited consolidated financial statements and, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Such data should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                    Quarter ended
                                                                         1999
                                                  Mar. 31      Jun. 30         Sep. 30       Dec. 31
                                                ----------    ----------     ----------    ----------
                                                                       (in thousands)
Net revenues                                    $   10,262    $   11,733     $   13,824    $   16,257
Costs and expenses:

   Cost of revenues                                  1,022         1,108          1,333         1,422
   Research and development                          1,115         1,626          1,521         2,201
   Selling and marketing                             2,797         2,932          3,325         3,659
   General and administrative                        1,740         1,599          1,780         2,050
   Amortization of goodwill and other
     intangibles from acquisitions                      --           109            683           808
   Amortization of deferred stock-based
     compensation expense                               --            --             --            --
   In-process research and development                  --         4,285             --            --
                                                ----------    ----------     ----------    ----------
        Total costs and expenses                     6,674        11,659          8,642        10,140
                                                ----------    ----------     ----------    ----------
        Operating income                             3,588            74          5,182         6,117
Interest and other income, net                         435           408            371           420
                                                ----------    ----------     ----------    ----------
        Income (loss) before income taxes            4,023           482          5,553         6,537
Income taxes                                         1,193          (442)         1,273         2,084
                                                ----------    ----------     ----------    ----------
        Net income (loss)                       $    2,830    $      924     $    4,280    $    4,453
                                                ==========    ==========     ==========    ==========

Earnings per common share
               Basic                            $     0.06    $     0.02     $     0.09    $     0.11
               Diluted                          $     0.06    $     0.02     $     0.09    $     0.10
                                                                      Quarter ended
                                                                            2000
                                                     Mar. 31       Jun. 30        Sep. 30       Dec. 31
                                                   ----------     ----------    ----------    ----------
                                                                       (in thousands)
Net revenues                                       $   16,171     $   18,686    $   20,446    $   24,813
Costs and expenses:

   Cost of revenues                                     1,476          1,036         1,476         1,437
   Research and development                             1,570          1,768         2,114         2,370
   Selling and marketing                                3,276          3,907         3,418         4,436
   General and administrative                           2,451          2,639         4,657         2,970
   Amortization of goodwill and other
     intangibles from acquisitions                        743            743           743         2,649
   Amortization of deferred stock-based
     compensation expense                               8,732          2,115         2,405         2,281
   In-process research and development                     --             --            --            --
                                                   ----------     ----------    ----------    ----------
        Total costs and expenses                       18,248         12,208        14,813        16,143
                                                   ----------     ----------    ----------    ----------
        Operating income                               (2,077)         6,478         5,633         8,670
Interest and other income, net                          2,002          2,892         3,127         2,693
                                                   ----------     ----------    ----------    ----------
        Income (loss) before income taxes                 (75)         9,370         8,760        11,363
Income taxes                                            2,853          3,648         3,957         5,367
                                                   ----------     ----------    ----------    ----------
        Net income (loss)                          $   (2,928)    $    5,722    $    4,803    $    5,996
                                                   ==========     ==========    ==========    ==========

Earnings per common share
               Basic                               $    (0.06)    $     0.12    $     0.10    $     0.12
               Diluted                             $    (0.06)    $     0.11    $     0.09    $     0.12

                                                                  As a percentage of net revenues
Net revenues                                         100.0%        100.0%         100.0%        100.0%
Costs and expenses:
   Cost of revenues                                    9.9           9.5            9.6           8.8
   Research and development                           10.9          13.9           11.0          13.5
   Selling and marketing                              27.2          25.0           24.1          22.5
   General and administrative                         17.0          13.6           12.9          12.6
  Amortization of goodwill and other
    intangibles from acquisitions                       --           0.9            4.9           5.0
  Amortization of deferred stock-based
    compensation expense                                --            --             --            --
  In-process research and development                   --          36.5             --            --
                                                ----------    ----------     ----------    ----------
        Total costs and expenses                      65.0          99.4           62.5          62.4
                                                ----------    ----------     ----------    ----------
        Operating income                              35.0           0.6           37.5          37.6
Interest and other income, net                         4.2           3.5            2.7           2.6
                                                ----------    ----------     ----------    ----------
        Income (loss) before income taxes             39.2           4.1           40.2          40.2
Income taxes                                          11.6          (3.8)           9.2          12.8
                                                ----------    ----------     ----------    ----------

        Net income (loss)                             27.6%          7.9%          31.0%         27.4%
                                                ==========    ==========     ==========    ==========

                                                               As a percentage of net revenues
Net revenues                                         100.0%         100.0%        100.0%        100.0%
Costs and expenses:
   Cost of revenues                                    9.1            5.5           7.2           5.8
   Research and development                            9.7            9.5          10.3           9.6
   Selling and marketing                              20.3           20.9          16.7          17.8
   General and administrative                         15.2           14.1          22.8          12.0
  Amortization of goodwill and other
    intangibles from acquisitions                      4.6            4.0           3.6          10.7
  Amortization of deferred stock-based
    compensation expense                              54.0           11.3          11.8           9.2
  In-process research and development                   --             --            --            --
                                                ----------     ----------    ----------    ----------
        Total costs and expenses                     112.9           65.3          72.4          65.1
                                                ----------     ----------    ----------    ----------
        Operating income                             (12.9)          34.7          27.6          34.9
Interest and other income, net                        12.4           15.4          15.2          10.9
                                                ----------     ----------    ----------    ----------
        Income (loss) before income taxes             (0.5)          50.1          42.8          45.8
Income taxes                                          17.6           19.5          19.3          21.6
                                                ----------     ----------    ----------    ----------
                                                                             ----------    ----------
        Net income (loss)                            (18.1)%         30.6%         23.5%         24.2%
                                                ==========     ==========    ==========    ==========

      Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include the timing of release of popular titles on videocassettes or DVDs or by digital PPV transmission, the timing of release of popular computer games on CD-ROM, the timing of a small number of our ELM high-value perpetual licenses during any period, the degree of acceptance of our copy protection technologies by major motion picture studios and computer game publishers, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, the development of our direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities. Because a high percentage of our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

      We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $37.0 million, $18.7 million and $11.3 million in 2000, 1999 and 1998, respectively. In 2000, net cash was provided primarily by net income, increases due to the amortization of deferred stock compensation, increases in tax benefit from employee stock benefit plans, depreciation and amortization, increases in accounts payable and deferred revenue reduced by an increase in accounts receivable, income tax receivable, prepaids and a decrease in accrued expenses and income taxes payable.

      Investing activities used net cash of $165.1 million, $12.6 million, and $33.3 million in 2000, 1999 and 1998, respectively. For 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities from employing funds received from a public offering of
1.7 million shares of our common stock completed in January 2000, the minority equity investments in companies and the acquisition of the assets of PtS relating to our ELM business. We made capital expenditures of $1.7 million, $495,000 and $349,000 in 2000, 1999 and 1998, respectively. We also paid
$811,000, $541,000, and $666,000 in 2000, 1999 and 1998, respectively, related to patents and other intangibles during those periods.

      Net cash provided by (used in) financing activities was $145.7 million, $(6.1) million and $24.0 million in 2000, 1999 and 1998, respectively. In 2000 net cash was provided from our January public offering and proceeds from issuance of stock under various stock option plans partially offset by the dividend distribution to shareholders of GLOBEtrotter.

      At December 31, 2000, we had $22.4 million in cash and cash equivalents, $85.5 million in short-term investments and $109.5 million in long-term marketable investment securities, which includes the fair market valuation of our holdings in Digimarc and TTR, which we presently intend to hold for the long term. We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $2.1 million. We may also use cash resources to fund the consolidation of our California facilities. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We also have future minimum lease payments of approximately $5.9 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Recently Issued Accounting Pronouncements

      In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 for its first quarter of fiscal 2001. The Company expects adoption of SFAS Nos. 133 and 138 will not have a material effect on financial position or results from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

      Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $169.0 million as of December 31, 2000. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $607,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of December 31, 2000.

      Foreign Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the U.K. and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

      Strategic Investments. We have expanded our technological base in current as well as new markets through strategic investments in companies, technologies, or products. We currently hold minority equity interests in CAC, Digimarc, AudioSoft, TTR Technologies, SecureMedia and InterActual. These investments, totaling $53.3 million, represented 17.8% of our total assets as of December 31, 2000. CAC, AudioSoft, SecureMedia and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLELEMENTARY DATA.

      The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

      The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders ( the "Proxy Statement") to be held on May 24, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   1. Financial Statements

            The following statements are filed as part of this report:

            o     Report of Independent Auditors (See F-2)

            o     Consolidated Balance Sheets at December 31, 2000 and 1999 (See
                  F-3)

            o Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 (see F-4)

            o Consolidated Statement of Stockholders Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998 (see F-5)

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 (See F-6)

            o     Notes to Consolidated Financial Statements (See F-7)

                  2. Financial Statement Schedules

            The Schedule of Valuation and Qualifying Accounts is contained in footnote 2 to the Consolidated Financial Statements.

                  3. Exhibits

2.01 Agreement and Plan of Merger with GLOBEtrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000.(1)

2.02 Agreement For Sale of Shares relating to C-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of C-Dilla Limited.(8)/**

2.03 Business Sale Agreement among Productivity through Software PLC, C-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000. Pursuant to Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.*

3.01 Amended and Restated Certificate of Incorporation of Macrovision Corporation.(2)

3.02 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation.

3.03 Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000.

10.01 Stock Option Plan and related documents of Macrovision Corporation.(3)

10.02 Macrovision Corporation's 1996 Equity Incentive Plan and related documents.(3)

10.03 Macrovision Corporation's 1996 Directors Stock Option Plan.(6)

10.04 Macrovision Corporation's 1996 Employee Stock Purchase Plan and related documents.(3)

10.05 Macrovision Corporation's Executive Incentive Plan.(3)

10.06 Macrovision Corporation's 2000 Equity Incentive Plan.(7)

10.07 Offer Letter to Ian R. Halifax dated October 8, 1999.

10.08 Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers.(3)

10.09 Recapitalization and Stock Purchase Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation.(3)

10.10 Restricted Stock Acquisition Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November 29, 1996.(3)

10.11 Technology Transfer and Royalty Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November 29, 1996.(3)

10.12 Letter dated December 6, 1996 from Macrovision Corporation to Command Audio Corporation.(3)

10.20 Lease Agreement dated April 21, 1995, by and between Macrovision Corporation and Caribbean Geneva Investors.(3)

10.21 Standard Sublease dated September 21, 1995, by and between Macrovision Corporation and Deutsch Technology Research, together with Lease Agreement dated May 26, 1992, by and between Macrovision Corporation and Crossroads Investment Group.(3)

10.24 Second Amendment to Restricted Stock Acquisition Agreement dated as of January 29, 1997 by and between Macrovision Corporation and Command Audio Corporation.(3)

10.25 Letter dated February 10, 1997 from Macrovision Corporation to Command Audio Corporation.(3)

10.26 Promissory Note dated January 7, 1997 executed by Command Audio Corporation.(3)

10.27 Letter Agreement dated November 24, 1999 between Macrovision Corporation and TTR Technologies.(9)/**

10.28 Subscription Agreement between Macrovision Corporation and C-Dilla Limited dated February 17, 1998.(4)/**

10.29 Software Marketing License and Development Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998.(5)/**

10.30 Digimarc Corporation Series C Preferred Stock Purchase Agreement by and among Digimarc Corporation and the purchasers named in Schedule I.(6)

10.31 Key Employee Agreement dated August 31, 2000 for Matthew Christiano.

10.32 Key Employee Agreement dated August 31, 2000 for Sallie Calhoun.

10.33 Standard Office Lease dated February 1, 2000 by and between GLOBEtrotter Software, Inc. and the Christiano Family Trust and Amendment No. 1 to the Lease.

21.01 List of subsidiaries.

23.01 Consent of KPMG LLP, Independent Auditors.

- ----------

(1) Previously filed with the Commission on July 28, 2000 as Annex B to the 2000 Definitive Proxy Statement filed pursuant to Schedule 14A. Pursuant to Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.

(2) Incorporated by reference to Exhibit 3.02 of our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.

(3) Incorporated by reference to the exhibit of the same number in our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.

(4) Incorporated by reference to Exhibit 10.01 to our Form 10-QSB/A filed on June 23, 1998.

(5) Incorporated by reference to Exhibit 10.02 to our Form 10-QSB filed on May 15, 1998.

(6) Previously filed with the Commission 1 to Schedule 13-D filed by us on June 23, 2000.

(7) Previously filed with the Commission on July 28, 2000 as Annex D to the 2000 Definitive Proxy Statement filed pursuant to Schedule 14A.


(8) Previously filed with the Commission as Exhibit 2.01 to our Form 8-K dated as of June 18, 1999. Pursuant to Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.

(9) Previously filed with the Commission as Exhibit 10.01 to our Registration Statement on Form S-3 (Registration No. 333-93477) declared effective on January 24, 2000.

*The Registrant has requested confidential treatment for certain portions of this exhibit.

** Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

      We filed three Form 8-Ks during the fourth quarter of 2000, related to the acquisition of certain assets of Manchester (UK) - based Productivity through Software plc (PtS) relating to PtS' license management business (filed October 5, 2000); Board of Directors' approval of an amendment to the insider trading policy to permit its officers, directors and other insiders to enter into trading plans or arrangements for the sale of the Registrant's stock (filed December 8, 2000); and the presentation of the quarterly results of operations of the Company reflecting the combined operations of Macrovision and GLOBEtrotter Software, Inc. that was accounted for under the "pooling of interests" method (filed December 7, 2000).

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of April, 2001.

                                 MACROVISION CORPORATION

                                 By: /s/ William Krepick
                                     -------------------------------------
                                     William A.  Krepick
                                     President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name                              Title                                         Date
- ----                              -----                                         ----

Principal Executive Officer:

/s/ John O. Ryan                  Chairman of the Board of Directors, Chief     April 2, 2001
- --------------------------          Executive Officer, Secretary and Director
John O. Ryan

Principal Financial Officer and
  Principal Accounting Officer:

/s/ Ian R. Halifax                 Vice President, Finance and Administration    April 2, 2001
- --------------------------           and Chief Financial Officer
Ian R. Halifax

Additional Directors:

/s/ William A. Krepick             Director                                      April 2, 2001
- --------------------------
William A. Krepick

/s/ Matthew Christiano             Director                                      April 2, 2001
- --------------------------
Matthew Christiano

/s/ Richard S. Matuszak            Director                                      April 2, 2001
- --------------------------
Richard S. Matuszak

/s/ Donna S. Birks                 Director                                      April 2, 2001
- --------------------------
Donna S. Birks

/s/ William N. Stirlen             Director                                      April 2, 2001
- --------------------------
William N. Stirlen

/s/ Thomas Wertheimer              Director                                      April 2, 2001
- --------------------------
Thomas Wertheimer

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of KPMG LLP, Independent Auditors.................................   F-2

Consolidated Balance Sheets..............................................   F-3

Consolidated Statements of Income........................................   F-4

Consolidated Statements of Stockholders'
  Equity and Comprehensive Income (Loss).................................   F-5

Consolidated Statements of Cash Flows....................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

                    Report of KPMG LLP, Independent Auditors

The Board of Directors
Macrovision Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                               /s/ KPMG LLP

Mountain View, California
February 14, 2001

                    MACROVISION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS

                                                                                              December 31,
                                                                                         ----------------------
                                                                                            2000         1999
                                                                                         ---------    ---------
Current assets:
    Cash and cash equivalents ........................................................   $  22,409    $   4,710
    Short-term investments ...........................................................      85,500       31,452
    Accounts receivable, net of allowance for doubtful accounts of $1,145 and
       $1,059 as of December 31, 2000 and 1999, respectively .........................      15,903       12,929
    Inventories ......................................................................         180          265
    Receivable from related party ....................................................          --          555
    Income taxes receivable ..........................................................       3,952           --
    Deferred tax assets ..............................................................       5,971        2,477
    Prepaid expenses and other current assets ........................................       6,230        2,683
                                                                                         ---------    ---------
          Total current assets .......................................................     140,145       55,071
Property and equipment, net ..........................................................       2,040        1,831
Long-term marketable investment securities ...........................................     109,532       52,241
Patents, net of accumulated amortization of $1,840 and $1,923 as of December 31,
    2000 and 1999, respectively ......................................................       2,341        2,391
Goodwill and other intangibles associated with acquisitions, net of accumulated amortization of $6,515 and $1,600 as of December 31, 2000 and 1999,
    respectively .....................................................................      35,252       16,632
Other assets .........................................................................       7,128        4,524
                                                                                         ---------    ---------
                                                                                         $ 296,438    $ 132,690
                                                                                         =========    =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Accounts payable ..........................................................   $   2,436    $   1,394
           Accrued expenses ..........................................................       5,422        6,320
           Deferred revenue ..........................................................       8,392        6,847
           Income taxes payable ......................................................          --        1,574
           Current portion of capital lease obligations ..............................          --           76
                                                                                         ---------    ---------
                 Total current liabilities ...........................................      16,250       16,211
       Notes payable .................................................................          56          133
       Deferred tax liabilities ......................................................       4,157       14,073
                                                                                         ---------    ---------
                                                                                            20,463       30,417
       Commitments and contingencies (Notes 6 and 8)

       Stockholders' equity:
           Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued           --           --
           Common stock, $.001 par value; 250,000,000 shares authorized;
              49,818,101 and 45,666,240 shares issued and outstanding as of
              December 31, 2000 and 1999, respectively ...............................          50           46
           Additional paid-in capital ................................................     266,741       63,752
           Stockholder notes receivable ..............................................        (297)          --
           Deferred stock-based compensation .........................................     (22,405)          --
           Accumulated other comprehensive income ....................................      10,842       25,166
           Retained earnings .........................................................      21,044       13,309
                                                                                         ---------    ---------
                 Total stockholders' equity ..........................................     275,975      102,273
                                                                                         ---------    ---------
                                                                                         $ 296,438    $ 132,690
                                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                          Year ended December 31,
                                                                       ---------------------------
                                                                          2000      1999      1998
                                                                       -------   -------   -------
Net revenues .......................................................   $80,116   $52,076   $36,446
                                                                       -------   -------   -------
Costs and expenses:
    Cost of revenues (excluding deferred stock-based compensation
       expense of $542) ............................................     5,425     4,885     2,435
    Research and development (excluding deferred stock-based
       compensation expense of $3,950) .............................     7,822     6,463     4,072
    Selling and marketing (excluding deferred stock-based
       compensation expense of $10,213) ............................    15,037    12,713     9,652
    General and administrative (excluding deferred stock-based
       compensation expense of $828) ...............................    12,717     7,169     7,437

    Amortization of goodwill and other intangibles from acquisitions     4,878     1,600        --
    Amortization of deferred stock-based compensation ..............    15,533        --        --
    In-process research and development ............................        --     4,285        --
                                                                       -------   -------   -------
          Total costs and expenses .................................    61,412    37,115    23,596
                                                                       -------   -------   -------
          Operating income .........................................    18,704    14,961    12,850
Interest and other income, net .....................................    10,714     1,634     1,179
                                                                       -------   -------   -------
          Income before income taxes ...............................    29,418    16,595    14,029
Income taxes .......................................................    15,825     4,108     4,020
                                                                       -------   -------   -------
          Net income ...............................................   $13,593   $12,487   $10,009
                                                                       =======   =======   =======

Basic net earnings per share .......................................   $   .28   $   .28   $   .25
                                                                       =======   =======   =======

       Shares used in computing basic net earnings per share .......    49,135    45,031    40,850
                                                                       =======   =======   =======

Diluted net earning per share ......................................   $   .26   $   .27   $   .23
                                                                       =======   =======   =======

      Shares used in computing diluted net earnings per share ......    51,386    47,096    43,046
                                                                       =======   =======   =======

          See accompanying notes to consolidated financial statements.

                     MACROVISION CORPORATIONAND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                        (In thousands, except share data)

                                                                                                 Additional    Stockholder
                                                                           Common Stock            paid-in        notes
                                                                       Shares         Amount       capital      receivable
                                                                    -----------    -----------    -----------   -----------
Balances as of December 31, 1997 ................................    37,696,038    $        38    $    23,455   $      (131)
     Comprehensive income (loss):
          Net income ............................................
          Translation adjustment ................................            --             --             --            --
          Unrealized gain  in investments, net ..................

      Total comprehensive income ................................

      Issuance of common stock upon exercise of options .........       741,344              1            560            --
      Issuance of common stock under employee stock purchase plan       148,156             --            292            --
      Issuance of common stock in secondary public offering,
         net issuance costs of $438 .............................     5,460,000              5         27,867            --
      Distribution  to shareholders .............................            --             --             --            --
      Payment on stockholder note receivable ....................            --             --             --            53
      Amortization of deferred stock compensation ...............            --             --             --            --
      Tax benefit associated with stock plans ...................            --             --            617            --
                                                                    -----------    -----------    -----------   -----------
Balances as of December 31, 1998 ................................    44,045,538    $        44    $    52,791   $       (78)
                                                                    -----------    -----------    -----------   -----------
     Comprehensive income (loss):
        Net income ..............................................
        Translation adjustment ..................................
        Unrealized gain in investments, net .....................

     Total comprehensive income .................................

      Issuance of common stock upon exercise of options .........     1,087,122              1          1,297            --
      Issuance of common stock under employee stock purchase plan        94,784             --            331            --
      Issuance of common stock for payment of director fees
        under the stock option plan .............................         2,000             --             25            --
      Issuance of common stock in acquisition of C-Dilla Ltd. ...       436,796              1          5,072            --
      Issuance of  options in acquisition of C-Dilla Ltd. .......            --             --          1,829            --
      Distribution  to shareholders .............................            --             --             --            --
      Payment on stockholder note receivable ....................            --             --             --            78
      Tax benefit associated with stock plans ...................            --             --          2,407            --
                                                                    -----------    -----------    -----------   -----------
Balances as of December 31, 1999 ................................    45,666,240    $        46    $    63,752   $        --
                                                                    -----------    -----------    -----------   -----------
     Comprehensive income (loss):
        Net income ..............................................
        Translation adjustment ..................................
        Unrealized loss in investments, net .....................

     Total comprehensive loss ...................................

      Issuance of common stock upon exercise of options .........     1,203,768              1          4,633          (297)
      Issuance of common stock under employee stock purchase plan        73,943                           728            --
      Issuance of common stock in secondary public
        offering, net issuance costs of $565 ....................     2,874,000              3        146,101            --
      Directors fees paid in stock ..............................           150                            15
      Distribution  to shareholders .............................            --             --             --            --
      Deferred stock-based compensation related to
        GLOBEtrotter stock option grants ........................            --             --         37,938            --
      Other deferred stock-based compensation ...................            --             --            225            --
      Amortization of deferred stock-based compensation related
        to GLOBEtrotter..........................................            --             --             --            --
      Amortization of other deferred stock-based compensation
      Tax benefit associated with stock plans ...................            --             --         13,349            --
                                                                    -----------    -----------    -----------   -----------
Balances as of December 31, 2000 ................................    49,818,101    $        50    $   266,741   $      (297)
                                                                    ===========    ===========    ===========   ===========

                                                                     Deferred    Accumulated other                 Total
                                                                    stock-based    comprehensive  Retained      stockholders'
                                                                    compensation   income (loss)   earnings        equity
                                                                    -----------    -----------    -----------    -----------
Balances as of December 31, 1997 ................................   $       (96)   $      (213)   $     2,208    $    25,261
     Comprehensive income (loss):
          Net income ............................................                                      10,009         10,009
          Translation adjustment ................................            --            (15)            --            (15)
          Unrealized gain  in investments, net ..................                          147                           147
                                                                                                                 -----------
      Total comprehensive income ................................                                                     10,141
                                                                                                                 -----------
      Issuance of common stock upon exercise of options .........            --             --             --            561
      Issuance of common stock under employee stock purchase plan            --             --             --            292
      Issuance of common stock in secondary public offering,
         net issuance costs of $438 .............................            --             --             --         27,872
      Distribution  to shareholders .............................            --             --         (4,600)        (4,600)
      Payment on stockholder note receivable ....................            --             --             --             53
      Amortization of deferred stock compensation ...............            96             --             --             96
      Tax benefit associated with stock plans ...................            --             --             --            617
                                                                    -----------    -----------    -----------    -----------
Balances as of December 31, 1998 ................................   $        --    $       (81)   $     7,617    $    60,293
                                                                    -----------    -----------    -----------    -----------
     Comprehensive income (loss):
        Net income ..............................................                            .         12,487         12,487
        Translation adjustment ..................................                          132                           132
        Unrealized gain in investments, net .....................                       25,115                        25,115
                                                                                                                 -----------
     Total comprehensive income .................................                                                     37,734
                                                                                                                 -----------
      Issuance of common stock upon exercise of options .........            --             --             --          1,298
      Issuance of common stock under employee stock purchase plan            --             --             --            331
      Issuance of common stock for payment of director fees
        under the stock option plan .............................            --             --             --             25
      Issuance of common stock in acquisition of C-Dilla Ltd. ...            --             --             --          5,073
      Issuance of  options in acquisition of C-Dilla Ltd. .......            --             --             --          1,829
      Distribution  to shareholders .............................            --             --         (6,795)        (6,795)
      Payment on stockholder note receivable ....................            --             --             --             78
      Tax benefit associated with stock plans ...................            --             --             --          2,407
                                                                    -----------    -----------    -----------    -----------
Balances as of December 31, 1999 ................................   $        --    $    25,166    $    13,309    $   102,273
                                                                    -----------    -----------    -----------    -----------
     Comprehensive income (loss):
        Net income ..............................................                                      13,593         13,593
        Translation adjustment ..................................                          513                           514
        Unrealized loss in investments, net .....................                      (14,837)                      (14,838)
                                                                                                                 -----------
     Total comprehensive loss ...................................                                                       (731)
                                                                                                                 -----------
      Issuance of common stock upon exercise of options .........            --             --             --          4,337
      Issuance of common stock under employee stock purchase plan            --             --             --            728
      Issuance of common stock in secondary public
        offering, net issuance costs of $565 ....................            --             --             --        146,104
      Directors fees paid in stock ..............................                                                         15
      Distribution  to shareholders .............................            --             --         (5,858)        (5,858)
      Deferred stock-based compensation related to
        GLOBEtrotter.............................................       (37,938)            --             --             --
      Other deferred stock-based compensation ...................          (225)            --             --             --
      Amortization of other deferred stock-based compensation
        related to GLOBEtrotter..................................        15,533             --             --         15,533
      Amortization of other deferred stock-based compensation....           225             --             --            225
      Tax benefit associated with stock plans ...................            --             --             --         13,349
                                                                    -----------    -----------    -----------    -----------
Balances as of December 31, 2000 ................................   $   (22,405)   $    10,842    $    21,044    $   275,975
                                                                    ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                      Year ended December 31,
                                                                                                -----------------------------------
                                                                                                     2000         1999         1998
                                                                                                ---------    ---------    ---------
Cash flows from operating activities:
    Net income ..............................................................................   $  13,593    $  12,487    $  10,009
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Depreciation and amortization ........................................................       6,586        2,789        1,197
       Deferred income taxes ................................................................      (3,209)      (3,050)         (34)
       Amortization of deferred stock-based compensation ....................................      15,758           --           96
       Loss on disposal of fixed assets .....................................................         722           15           17
       Tax benefit from benefit stock options ...............................................      13,349        2,408          617
       In-process research and development ..................................................          --        4,286           --
       Change in provision for accounts and notes receivable ................................         314          146          123
       Changes in operating assets and liabilities:
          Accounts receivable, inventories, and other current assets ........................     (10,702)      (5,680)      (2,610)
          Accounts payable, accrued expenses, deferred revenue, and income taxes payable ....         115        5,206        1,914
          Other .............................................................................         520          132          (12)
                                                                                                ---------    ---------    ---------
             Net cash provided by operating activities ......................................      37,046       18,739       11,317
                                                                                                ---------    ---------    ---------
Cash flows from investing activities:
    Purchases of long-term marketable investment securities .................................    (115,592)     (11,578)     (19,495)
    Purchases of short-term investments .....................................................    (152,231)     (39,513)     (56,527)
    Sales or maturities of long-term marketable investments .................................      59,347       24,218        2,541
    Sales or maturities of short-term investments ...........................................      97,898       30,838       44,957
    Acquisition of property and equipment, net of acquisitions ..............................      (1,740)        (495)        (349)
    Payments for patents ....................................................................        (811)        (541)        (666)
    Proceeds from related party receivable ..................................................          --           --          310
    Acquisition of  assets of PtS ...........................................................     (23,536)          --           --
    Acquisition of  C-Dilla Ltd., net of cash acquired ......................................          --      (11,960)          --
    Investment in C-Dilla Ltd., CAC, InterActual,  Digimarc, TTR, SecureMedia and AudioSoft .     (28,410)      (3,601)      (4,053)
    Other, net ..............................................................................          --           62           15
                                                                                                ---------    ---------    ---------
             Net cash used in investing activities ..........................................    (165,075)     (12,570)     (33,267)
                                                                                                ---------    ---------    ---------
Cash flows from financing activities:
    Payments on capital lease obligations ...................................................         (76)        (112)        (108)
    Payments on debt ........................................................................         (77)        (267)         (33)
    Repayment (loan) to shareholders ........................................................         555         (555)          --
    Proceeds from issuance of common stock upon exercise of options .........................       4,337        1,298          561
    Proceeds from issuance of common stock under employee stock purchase plan ...............         728          331          292
    Proceeds from issuance of common stock for director fees ................................          15           25           --
    Payment of stockholder note receivable ..................................................          --           78           53
    Proceeds from sale of common stock, net of issuance costs ...............................     146,104          (69)      27,872
    Cash distribution to stockholders .......................................................      (5,858)      (6,795)      (4,600)
                                                                                                ---------    ---------    ---------
             Net cash provided by (used in) financing activities ............................     145,728       (6,066)      24,037
                                                                                                ---------    ---------    ---------
Net increase in cash and cash equivalents ...................................................      17,699          103        2,087
Cash and cash equivalents at beginning of year ..............................................       4,710        4,607        2,520
                                                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year ....................................................   $  22,409    $   4,710    $   4,607
                                                                                                =========    =========    =========
Cash paid during the year:
       Interest .............................................................................   $       5    $      10    $      11
                                                                                                =========    =========    =========
       Income taxes .........................................................................   $  10,273    $   3,475    $   3,313
                                                                                                =========    =========    =========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

(1) The Company and Summary of Significant Accounting Policies

The Company

      Macrovision Corporation (the "Company") was formed in 1983 and designs, develops and markets video copy protection and digital rights management technologies that provide copy protection for motion pictures and other proprietary content stored on videocassettes, DVDs or other media or is transmitted by cable, satellite or microwave transmission or through the Internet. In 1998, the Company broadened its focus to include the copy protection of other media, including multimedia computer software on CD-ROMs. In 2000, the Company expanded into licensing Electronic License Management, ("ELM") solutions and software asset management tools for business. The Company is headquartered in Sunnyvale, California and has subsidiaries in San Jose, California, the United Kingdom and Japan.

      In August 1999 and in March 2000, the Company issued one additional share for every share outstanding, thus effecting two 2 for 1 stock splits. All share and per share information presented have been retroactively adjusted for the effect of such stock splits.

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Acquisitions

      On August 31, 2000, the Company completed its acquisition of privately held GLOBEtrotter Software, Inc. ("GLOBEtrotter") of San Jose, California. GLOBEtrotter is a leading OEM supplier of B2B (business-to-business) electronic licensing and license management technology to software vendors and a leading direct supplier of software asset management products to corporate customers worldwide. The Company acquired all the outstanding shares of GLOBEtrotter for 8,944,548 shares of Macrovision common stock and assumed all vested and unvested GLOBEtrotter stock options in exchange for options to purchase 821,852 shares of Macrovision common stock. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBEtrotter Software, Inc. The results of operations previously reported by the separate pooled enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands):

                                    Eight months ended       Twelve months ended       Twelve months ended      Twelve months ended
                                      August 31, 2000         December 31, 2000         December 31, 1999        December 31, 1998
                                    ------------------       ------------------         ------------------      ------------------
Net revenues:
    Macrovision ...............     $           36,982       $           58,825         $           37,390      $           24,434
    GLOBEtrotter ..............                 11,972                   21,291                     14,686                  12,012
                                    ------------------       ------------------         ------------------      ------------------
    Combined ..................     $           48,954       $           80,116         $           52,076      $           36,446
                                    ==================       ==================         ==================      ==================

Net income:
    Macrovision ...............     $           14,213       $           19,634         $            7,230      $            6,342
    GLOBEtrotter ..............                 (7,607)                  (6,041)                     5,257                   3,667
                                    ------------------       ------------------         ------------------      ------------------
    Combined ..................     $            6,606       $           13,593         $           12,487      $           10,009
                                    ==================       ==================         ==================      ==================

      On October 5, 2000, the Company acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). The Company paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. In addition, the Company may pay an additional maximum payment of $2.8 million, contingent upon this business meeting certain predetermined revenue targets. The purchase price was allocated to employee retention, PtS's customer base and other goodwill. The Company will amortize these intangibles on a straight-line basis over three years. Goodwill and other intangibles associated with the transaction amounted to $23.5 million which includes an additional $200,000 related to contingent payments through December 31, 2000. The Company amortized $1.9 million of goodwill and other intangibles in 2000.

      In 1998, the Company made a minority equity investment in C-Dilla and entered into a Software Marketing License and Development Agreement. In June 1999, the Company acquired the remaining shares of C-Dilla for approximately $12.8 million in cash, 218,398 shares of our common stock valued at $5.1 million and stock option grants in Macrovision valued at $1.8 million.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents, and Investments

      The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consist of government bonds, government agency securities and corporate securities. All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

      Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. In January 2000, the Company invested $4.0 million in TTR Technologies, Ltd. ("TTR"), a public company, representing 1,880,937 shares or 11.4% of TTR's common stock outstanding. In October 2000, the Company made an additional equity investment of $21.8 million in Digimarc Corporation ("Digimarc"), a publicly traded company and a world leader in digital watermark technology and applications. This increased the Company's equity interest in Digimarc to 2,014,059 shares or approximately 12.4%. As of December 31, 2000 and 1999, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income
(loss), a separate component of stockholders' equity.

      Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities will be reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in other income.

      The following is a summary of available-for-sale securities (in thousands):

                                                                December 31,
                                                           -------------------
                                                              2000       1999
                                                           --------   --------

Cash equivalents - money market funds ..................   $ 20,238   $  2,951
                                                           --------   --------
Investments:
    Corporate preferred certificates ...................         --      2,000
    Municipal preferred certificates ...................         --      2,000
    Corporate bonds ....................................    142,787         --
    United States government bonds and agency securities      5,957     33,469
    Equity investments .................................     46,288     46,224
                                                           --------   --------
                                                            195,032     83,693
                                                           --------   --------
                                                           $215,270   $ 86,644
                                                           ========   ========

      As of December 31, 2000 and 1999, government and corporate bond securities and equity investments totaling $83.1 million and $52.2 million respectively, were classified as long-term marketable investment securities.

      As of December 31, 2000 and 1999, the difference between the fair value and the amortized cost of available-for-sale securities was an unrealized gain of $17,595,000 and $42,634,000, respectively. As of December 31, 2000 and 1999, the unrealized gain, net of taxes, was $10,425,000 and $25,262,000, respectively. These unrealized gains and losses, net of deferred income taxes, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income (loss). As of December 31, 2000 and 1999, the weighted average portfolio duration and contractual maturity for the government bonds was approximately eleven months and eight months, respectively.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

      Property and equipment are recorded at cost. The Company computes depreciation for all property and equipment using the straight-line method. The estimated useful lives of assets range from three to five years.

Patents

      Patent application costs of $1.4 million and $1.5 million as of December 31, 2000 and 1999, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

Goodwill and Other Intangible Assets

      Other intangible assets include the fair value of developed technology, workforce, non-compete agreements, customer base and goodwill associated with the acquisition of C-Dilla and certain assets of PtS . The Company amortizes such intangibles on a straight-line basis over three to seven years based on expected lives of the associated assets.

      The Company regularly performs reviews to determine if the carrying value of the goodwill is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairments have been identified to date. Goodwill is stated net of accumulated amortization and is amortized on a straight-line basis over three to seven years.

Impairment of Long-Lived Assets

      The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is tested by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as derived by discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Assets

      The Company owns minority interests in the following closely-held companies: AudioSoft International SA ("AudioSoft") a developer of secure e-music delivery technology and copyright management royalty reporting systems; Command Audio Corporation ("CAC"), a developer of audio-on-demand technology; SecureMedia Inc. ("SecureMedia"), a developer of encryption technology for high data flow Internet applications such as streaming media and digital communication; InterActual Technologies, Inc. ("InterActual"), a developer of client and server software which enables DVDs to be seamlessly linked to Internet web sites, e-commerce transactions, interactive games, and online communities. The Company accounts for such investments under the cost method.

Revenue Recognition

      Advanced license fees attributable to minimum copy quantities or shared revenues are deferred until earned. Revenue from the duplication of videocassettes and the replication of digital versatile discs ("DVDs") and CD-ROMs is earned based upon reported or estimated volume of each or, in the case of agreements with minimum guaranteed payments with no specified volume, on a straight-line basis over the life of the agreement. Retroactive credits on certain agreements that contain pricing adjustments or return provisions are accrued based upon anticipated respective unit volumes. Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital PPV, cable and satellite system operators, and set-top decoder manufacturers, is recognized upon persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable. Royalty revenue associated with technology licenses is recognized when earned based upon reported unit sales or transaction based fees. In fiscal 1999, the Company began recognizing royalty revenue associated with PPV set top boxes when reported, rather than estimating volumes. This change did not have a material effect on the financial statements in the year of implementation. Revenue from the sale of encoders, decoders, and systems incorporating the Company's video copy protection and scrambling technologies is recognized upon shipment provided that the Company has no significant additional performance obligations.

      The Company generates a portion of its revenue from licensing software of GLOBEtrotter and providing services related to the support of this software. The Company follows the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended.

      License revenue is recognized upon the execution of a license agreement, when the licensed product has been delivered, fees are fixed or determinable, collection is probable, and when all other significant obligations have been fulfilled. For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value (VSOE) exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method" prescribed by SOP 97-2, as amended. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the maintenance contract period.

      Service revenues include consulting fees for training, support, and other services and recognized as revenue as the services are performed. Maintenance and support revenues are deferred and recognized ratably over the maintenance contract period.

Cost of Revenues

      The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company's video copy protection and software copy protection technologies. The Company has agreed to pay these licensees a specified fixed service fee or on a per unit basis utilizing the Company's copy protection technologies to help offset the cost of operating the Company's copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software product support.

      Cost of revenues also includes outside legal costs of $970,000, $1,453,000 and $622,000 in 2000, 1999 and 1998, respectively, associated with litigation to enforce the Company's patents. Amortization of patents is also included in cost of revenues.

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

Business and Concentration of Credit Risk and Fair Value of Financial
Instruments

      The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2000, 16.3% of the Company's business is attributed to the licensing of its video copy protection technology through Motion Picture Association of America ("MPAA") movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios' continued success in the production and distribution of movies utilizing the Company's technology. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of GLOBEtrotter Software, Inc. the Company began business in the electronic license management ("ELM") software segment. The Company licenses ELM solutions to independent software vendors (ISVs) and software asset management ("SAM") solutions to end user companies. The Company also provides support, maintenance and consulting services. In addition, 42.3%, 40.2% and 38.0% of the Company's sales in 2000, 1999 and 1998, respectively, are from export or foreign operations.

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments, the recent financing rounds for investments in closely-held companies, or the ending price of shares as represented on a national exchange for the Company's investments Digimarc and TTR.

      The Company performs ongoing credit evaluations of its customers. One customer accounted for 10% of net revenue for the year ended December 31, 2000. No one customer accounted for more than 10% of net revenue for the years ended December 31, 1999 and 1998, respectively. At December 31, 2000, receivables from one customer were approximately 11% of accounts receivable. At December 31, 1999 and 1998, receivables from one customer were approximately 10% of accounts receivable, respectively.

Earnings Per Share

      Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method.

 (In thousands)                                 December 31,
                                         ------------------------

                                          2000     1999     1998
                                         ------   ------   ------
Basic EPS - weighted average number
    of common shares outstanding .....   49,135   45,031   40,850
Effect of dilutive common equivalent
    shares - stock options outstanding    2,251    2,065    2,196
                                         ------   ------   ------
Diluted EPS - weighted average number
    of common shares and common share
    equivalents outstanding ..........   51,386   47,096   43,046
                                         ======   ======   ======

      In 2000, 1999 and 1998, the average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, totaled 171,000, 82,000, and 12,000, respectively.

Advertising Expense

      The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled $1.3 million, $1.6 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Stock Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment; Revenue Recognition in

Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. SAB 101B "Second Amendment: Revenue Recognition in Financial Statements" delays the implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. Accordingly, the Company has adopted the provisions of SAB 101 as required in the fourth quarter of 2000 with no material effect to its statements of consolidated financial position and results of operations.

      In March 2000, the FASB issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Accordingly, the Company has adopted the provisions of FIN 44 without significant impact to its statements of consolidated financial position and results of operations.

      In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 for its first quarter of fiscal 2001. The Company expects the adoption of SFAS Nos. 133 and 138 will not have a material effect on its statements of consolidated financial position and results of operations.

 (2) Financial Statement Details

Inventories

           Inventories consisted of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------

Raw materials ..........................................      $   82      $  138
Work in progress .......................................          16          --
Finished goods .........................................          82         127
                                                              ------      ------
                                                              $  180      $  265
                                                              ======      ======

Property and Equipment, Net

      Property and equipment consisted of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------

Machinery and equipment ................................      $4,300      $4,319
Leasehold improvements .................................       1,516       1,235
Furniture and fixtures .................................       1,094         878
                                                              ------      ------

                                                               6,910       6,432
Less accumulated depreciation and amortization .........       4,870       4,601
                                                              ------      ------
                                                              $2,040      $1,831
                                                              ======      ======

      Equipment recorded under capital leases aggregated zero and $518,000 with related accumulated amortization of zero and $433,000 at December 31, 2000 and 1999, respectively.

Other Assets

      During 1997, the Company invested an additional $2.0 million in CAC as part of various external rounds of third-party financing by CAC thus maintaining its 19.8% ownership. In 1998, the Company invested $500,000 in CAC in connection with a round of external third-party financing obtained by CAC. This investment by the Company was less than the 19.8% of the total investment financing made and thus reduced the Company's previous investment balance in CAC to 11.9%. Subsequently, CAC paid the note in full, including accrued interest. In December 1999, the Company converted its convertible bridge loan in the amount of $836,733 and accrued interest to CAC into equity shares as part of a round of third-party financing. As of December 31, 2000, the Company owns approximately 7.7% equity in CAC. The Company does not have the ability to exert significant influence over CAC.

      In August 1999, the Company acquired a 7.3% ownership interest in AudioSoft, a developer of secure e-music delivery technology and copyright management royalty reporting systems. The Company does not have the ability to exert significant influence over AudioSoft. In 2000, the Company invested on a net basis, an additional $410,000 based on the attainment of certain commercial milestones. In addition, the Company received $55,000 and $105,000 for 2000 and 1999, respectively, under a consulting agreement entered into with AudioSoft to provide technical, business and strategic consulting.

      In March 2000, the Company made a $1.0 million strategic investment in SecureMedia, a developer of encryption technology for high data flow Internet applications such as streaming media and digital communication. Also in March 2000, the Company made a $1.2 million strategic investment in InterActual Technologies, Inc. ("InterActual"), a developer of client and server software which enables DVDs to be seamlessly linked to Internet web sites, e-commerce transactions, interactive games, and online communities. The Company does not have the ability to exert significant influence over either of these companies.

      The Company intends to hold its investments in non-marketable securities for the long-term and monitors the recoverability of these investments based on management's estimates of the net realizable value based on the achievements of milestones in business plans and third-party financings. The carrying amounts of such investments, which are accounted for on the cost basis, are as follows (in thousands):
                                                         -----------------------
                                                               December 31,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
Investment in CAC ............................           $3,688           $3,688
Investment in SecureMedia ....................            1,000               --
Investment in AudioSoft ......................            1,160              750
Investment in InterActual ....................            1,200               --
Deposits and other assets ....................               80               86
                                                         ------           ------
                                                         $7,128           $4,524
                                                         ======           ======

Accrued Expenses

      Accrued expenses consisted of the following (in thousands):

                                                               December 31,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
Accrued compensation .........................           $3,868           $4,352
Accrued professional fees ....................              595              527
Accrued credits ..............................               --              437
Accrued taxes ................................              291              156
Other accrued liabilities ....................              668              848
                                                         ------           ------
                                                         $5,422           $6,320
                                                         ======           ======

Interest and Other Income (Expense), Net

      Interest and other income (expense), net, consisted of the following (in thousands):

                                           Year ended December 31,
                                 -------------------------------------------
                                    2000               1999            1998
                                 ---------            -------         ------
Interest income................  $  10,913            $ 1,530        $ 1,089
Interest expense...............         (5)               (10)           (11)
Other..........................       (194)               114            101
                                 ---------            -------         ------
                                 $  10,714            $ 1,634         $1,179
                                 =========            =======         ======

Valuation and Qualifying Accounts (in thousands)

                                      Balance at
                                     Beginning of   Charged to Costs                  Balance at End
                                        Period        and Expenses      Deductions       of Period
                                    --------------  -----------------  ------------   ----------------
Allowance for doubtful accounts:
       1998 ....................         $  759            193              40             $  912
       1999 ....................         $  912            353             206             $1,059
       2000 ....................         $1,059            274             188             $1,145

Supplemental Cash Flow Information

      Supplemental cash flow information related to non-cash investing and financing activities is as follows (in thousands):

                                                       Year ended December 31,
                                                   -----------------------------
                                                     2000         1999     1998
                                                   -------     --------     ----
Deferred stock-based compensation
  relating to GLOBEtrotter ...................     $37,938           --       --
                                                   =======     ========     ====
Stock issued for C-Dilla Ltd. ................          --     $  5,073       --
                                                   =======     ========     ====
Issuance of options in acquisition
  of C-Dilla Ltd. ............................          --     $  1,829       --
                                                   =======     ========     ====
Unrealized gain on investments,
  net of tax .................................     $10,425     $ 25,262       --
                                                   =======     ========     ====

(3)   Transactions with Related Parties

      In December 1997, the Company made our initial investment in Digimarc (NASDAQ, symbol DMRC), a world leader in digital watermark technology and applications. The Company made two subsequent investments in June 1999 and October 2000. Digimarc completed an initial public offering in December 1999, and the Company currently owns approximately 12.4% of the outstanding shares of Digimarc. The Company has an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address digital-to-digital copying associated with next-generation recordable DVD and digital videocassette recording devices. In addition, the Company has an exclusive marketing agreement with the Company through December 31, 2002, with minimum royalty payments of $2 million. As of December 31, 2000, the Company paid $1 million under this agreement.

      In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR. In addition, the Company has entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. Pursuant to the agreement, TTR reimbursed the Company $1,000,000 of engineering and marketing expenses in 2000. As of December 31, 2000, the Company holds approximately 11.1% of the outstanding shares of TTR.

      The Company leased certain of its premises in San Jose, California from a related party. Rent paid to such related party amounted to $538,000, $249,000, and $150,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(4) Stockholders' Equity

      Series A Convertible Preferred Stock

      The Company's Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of $0.001 par value preferred stock.

      Common Stock

      On January 26, 2000, the Company consummated an offering of 3,820,000 shares of its Common Stock, of which 2,874,000 shares were issued and sold by the Company and 946,000 shares were sold by shareholders of the Company. All shares were sold for $53.44 per share. The net proceeds to the Company from the offering, after deducting the underwriting discount and other expenses of the offering, were approximately $146.0 million. The Company did not receive any proceeds from the sale of shares sold by the selling stockholders.

      On February 1, 2000, the Company issued 109,290 shares of common stock, pursuant to a stock option exercise, to an officer of the Company in exchange for a full recourse promissory note in the principal amount of $297,000. Interest accrues at the rate of 6.03% per annum. Principal and accrued interest are due and payable on the earlier of five years from February 1, 2000, the sale or transfer by the officer of any or all shares purchased with this note or the termination of the officer's service other than for death or disability.

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

      In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 560,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's initial public offering in March 1997. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 2000, 1999 and 1998, the Company issued 73,943, 94,784 and 148,156 shares, respectively, pursuant to the Purchase Plan.

      In August 2000, the Company adopted the 2000 Equity Incentive Plan which serves as the successor to the Company's 1996 Equity Incentive Plan. The total number of shares of Macrovision common stock for which options and other stock awards may be granted under the 2000 Equity Incentive Plan is 4,500,000, and the maximum number of stock options that the Company may grant to any individual in any calendar year is 500,000, in each case subject to adjustment as described below.

      The shares available for issuance under the 2000 Equity Incentive Plan may be authorized but unissued shares of common stock or shares of common stock that the Company reacquires. If any options expire or are forfeited or canceled, the shares are added back to the total number of shares available for issuance under the 2000 Equity Incentive Plan.

      In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 240,000 shares of common stock for issuance thereunder. In June 2000, the Board of Directors increased the number of shares of common stock reserved for issuance under the Directors Plan by 126,000 shares. The Company's stockholders approved the Directors Plan in February 1997 and approved the share increase in August 2000. The Directors Plan provides each eligible director an initial grant of a nonqualified option to purchase 40,000 shares (increased from 20,000 shares prior to 1999) of common stock on the date the eligible director first becomes a director, with each initial option granted after 1999 vesting in monthly increments over a three-year period. The

Directors Plan provides for additional annual grants of nonqualified options to each eligible director to purchase 15,000 shares of common stock on each anniversary of the date such person became a director, with monthly vesting over one year. Prior to 2001, the annual grants under the Directors Plan were for 10,000 shares vesting over one year (in 2000), for 30,000 shares vesting over three years (in 1999), and for 12,000 shares vesting over four years (prior to 1999).

      During 2000, 1999 and 1998, the Company granted options to purchase 30,000, 90,000 and 36,000 shares, respectively, of common stock to outside directors under the Directors Plan.

      The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, compensation cost has been recognized in the accompanying consolidated financial statements for its plans when the exercise price of each option was less than the fair value of the underlying common stock as of the grant date for each stock option. With respect to the options assumed in connection with the acquisition of GLOBEtrotter, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization expenses recognized in 2000, relating to the GLOBEtrotter acquisition, totaled $15.5 million.

      If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                     Year ended December 31,
                                                       -------------------------------------------
                                                          2000             1999            1998
                                                       ----------       ----------      ----------
Net income (loss)              As reported             $   13,593       $   12,487      $   10,009
                               Adjusted pro forma         (15,763)           7,656           8,758

Basic net income per share     As reported                    .28              .28             .25
                               Adjusted pro forma            (.28)             .17             .21

Diluted  net income per share  As reported                    .26              .27             .23
                               Adjusted pro forma            (.28)             .16             .20

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

      The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for options and the ESPP plan:

                                              Year ended December 31,
                                  ----------------------------------------------
                                      2000             1999             1998
                                  -------------    -------------    ------------
Option Plans:
Dividends.......................      None             None             None
Expected term...................   3.73 years       4.32 years       4.34 years
Risk free interest rate.........     6.18%            5.62%             6.45%
Volatility rate.................     85.7%            71.7%             66.8%

ESPP Plan:
Dividends.......................      None             None             None
Expected term...................   1.25 years       1.25 years       1.25 years
Risk free interest rate.........     5.97%            5.92%             5.47%
Volatility rate.................     67.4%            65.7%             62.6%

      Activity under the Company's option plans is as follows:

                                                           Weighted-average
                                       Number of shares     exercise price
                                      ------------------  ------------------
Outstanding as of December 31, 1997 ...   2,793,372            $1.16
Granted                                     825,580             4.28
Canceled                                    (51,088)            3.24
Exercised                                  (741,344)            0.76
                                         ----------

Outstanding as of December 31, 1998 ...   2,826,520             2.14
Granted                                   1,933,040            12.32
Canceled                                   (242,540)            5.56
Exercised                                (1,089,122)            1.22
                                         ----------

Outstanding as of December 31, 1999 ...   3,427,898             7.92
Granted                                   1,786,788            39.09
Canceled                                   (184,678)           18.35
Exercised                                (1,203,918)            3.86
                                         ----------

Outstanding as of December 31, 2000 ...   3,826,090            23.27
                                         ==========

                                                            December 31,
                                         ---------------------------------------------
                                              2000            1999            1998
                                         -------------   -------------   -------------
Options exercisable at end of year ...         648,634         859,106       1,394,916

Weighted average fair value of options
  granted during the period ..........   $       47.75   $        7.72   $        2.50

      The following table summarizes information about fixed stock options outstanding as of December 31, 2000:

                                               Outstanding                                          Exercisable
                          --------------------------------------------------------  ------------------------------
                                            Weighted average                                           Weighted
                                 Number   remaining contractual   Weighted average     Number           average
Range of exercise prices       of shares          life            exercise price    exercisable    exercise price
- ------------------------------------------------------------------------------------------------------------------
$ 0.68 - 2.72                    839,586          8.24 years           $ 2.43       247,297            $ 1.74
$ 3.53 -  7.91                   598,986          7.21                   4.44       259,279              4.31
$ 8.79 -  9.63                   566,820          8.27                   8.85        64,526              9.01
$ 12.91 - 18.66                  744,463          8.47                  13.14        37,631             14.53
$ 19.91 - 60.00                  576,608          9.08                  41.03        21,265             35.51
$ 62.13 - 102.31                 499,627          9.62                  92.01        18,636             74.40
                               ---------                                            -------
                               3,826,090          8.44                  23.27       648,634              7.42
                               =========                                            =======

(5) Income Taxes

Income tax expense for the years ended December 31, 2000, 1999 and 1998 consisted of (in thousands):

                                                        December 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Current:
    Federal ..............................   $  4,931    $  3,136    $  2,119
    State ................................        592       1,074         947
    Foreign ..............................      1,339         535         382
                                             --------    --------    --------
       Total current .....................      6,862       4,745       3,448
                                             --------    --------    --------
Deferred:
    Federal ..............................     (3,793)     (2,447)        (34)
    State ................................       (593)       (597)        (11)
    Foreign ..............................         --          --          --
                                             --------    --------    --------
       Total deferred tax expense ........     (4,386)     (3,044)        (45)
                                             --------    --------    --------
Charges in lieu of income taxes associated
  with the exercise of stock options .....     13,349       2,407         617
                                             --------    --------    --------
Total tax expense ........................   $ 15,825    $  4,108    $  4,020
                                             ========    ========    ========

      Income tax expense for the years ended December 31, 2000, 1999, and 1998, differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

                                          Year ended December 31,
                                    --------------------------------
                                      2000        1999        1998
                                    --------    --------    --------
Federal tax statutory rate ......   $ 10,296    $  5,654    $  4,770
State taxes .....................      1,399         718         639
Income tax credits ..............       (374)       (287)       (304)
Foreign tax differential ........       (129)         80         220
Exempt interest .................       (376)       (482)       (320)
Others ..........................        880         262         293
Nondeductible expenses related to
  acquisition of GLOBEtrotter ...      1,480      (1,837)     (1,278)
GLOBEtrotter pre-merger loss ....      2,649          --          --
                                    --------    --------    --------
Total tax expense ...............   $ 15,825    $  4,108    $  4,020
                                    ========    ========    ========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                               December 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Deferred tax assets:
    Accruals, reserves and others ..................     $    688      $    724
    Allowance for doubtful accounts ................          427           402
    Plant and equipment ............................          623           524
    Deferred revenue ...............................        3,415         1,351
    Intangible assets ..............................        2,911         2,052
    Net operating losses ...........................        1,564         1,440
                                                         --------      --------
       Gross deferred tax assets ...................        9,628         6,493
       Valuation allowance .........................           --            --
       Total deferred tax assets ...................        9,628         6,493

Deferred tax liabilities:
    Patents ........................................         (644)         (717)
    Unrealized gains ...............................       (7,170)      (17,372)
                                                         --------      --------
         Total deferred tax liabilities ............       (7,814)      (18,089)
                                                         --------      --------
       Net deferred tax assets (liability) .........     $  1,814      $(11,596)
                                                         ========      ========

      Net deferred tax assets as of December 31, 2000 include a deferred tax asset of approximately $1.4 million of net operating loss carryovers, which were generated by in the C-Dilla Limited acquisition in 1999. Net deferred tax assets as of December 31, 2000 also include a deferred tax liability of approximately $7.2 million of net unrealized capital gains, which primarily relates to the Company's investment in Digimarc.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, the Company has not provided valuation allowance against the gross deferred tax assets as of December 31, 2000.

(6) Commitments

      Leases

      The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements.

      Future minimum lease payments pursuant to these leases as of December 31, 2000, were as follows (in thousands):

                                                                      Operating
                                                                       Leases
                                                                       -------

2001 ............................................................      $1,555
2002 ............................................................       1,215
2003 ............................................................         922
2004 ............................................................         897
2005 ............................................................         257
2006 and thereafter .............................................       1,095
                                                                       ------
Total ...........................................................      $5,941
                                                                       ======

      Rent expense was $1,278,000, $850,000, and $719,000 as of December 31,
      2000, 1999 and 1998, respectively.

      Employee Benefit Plans

      The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $10,500 in 2000. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan but have made voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $2,100, $2,000 and $2,000 in 2000, 1999, and 1998,
respectively. Matching contributions aggregated $80,000, $65,000 and $60,000 for the year ended December 31, 2000, 1999 and 1998, respectively, and are fully vested after three years of service.

      GLOBEtrotter Software, Inc. had a 401(k) plan that allowed eligible employees to contribute up to 15% of their compensation, which was limited to $10,500 in 2000. This plan was terminated effective August 31, 2000. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan and highly compensated employees were not eligible for the Company's contribution. The Company made no contributions for the year ended December 31, 2000 and made contributions of $210,000 and $191,000 for years ended December 31, 1999 and 1998, respectively.

      GLOBEtrotter Software, Inc. had a pension plan (404c) that allowed eligible employees to share in contributions to the plan made solely by the Company on behalf of the employees. This plan was terminated effective August 31, 2000. There was no provision for employee contributions to the plan. The Company was required to contribute 10% of each eligible employee's compensation to the plan. The Company made no contributions for the year ended December 31, 2000 and made contributions of $431,000 and $381,000 for years ended December 31, 1999 and 1998, respectively.

(7) Segment and Geographic Information

      The Company operates in three industry segments as follows: video copy protection, consumer software copy protection and electronic license management ("ELM") software. In the video copy protection segment, the Company licenses its video technologies for videocassette, DVD and digital pay-per-view applications. In the consumer software copy protection segment, the Company licenses copy protection technology and digital rights management technology primarily in the PC multimedia software market. In the electronic license management software segment, the Company licenses ELM solutions for enterprise and networked PC applications to independent software vendors (ISVs), and software asset management tools for end user customers.

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

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:

                                                      Year ended December 31,
                                                 -------------------------------
                                                    2000        1999        1998
                                                 -------     -------     -------

Video Copy Protection ......................     $48,828     $31,983     $22,626
Consumer Software Copy Protection ..........       8,372       4,754         344
Electronic License Management Software .....      21,770      14,686      12,012
Other ......................................       1,146         653       1,464
                                                 -------     -------     -------
Total ......................................     $80,116     $52,076     $36,446
                                                 =======     =======     =======

Operating Income:

                                                                 Year ended December 31,
                                                             -------------------------------
                                                               2000       1999        1998
                                                             --------   --------    --------
Video Copy Protection ....................................   $ 40,973   $ 25,026    $ 17,115
Consumer Software Copy Protection ........................      3,417      1,157        (126)
Electronic License Management Software ...................     14,828     10,380       7,991
Other ....................................................        436       (778)       (621)
                                                             --------   --------    --------
  Segment income .........................................     59,654     35,785      24,359

Research and development .................................      7,822      5,615       4,072
General and administrative ...............................     10,555      9,324       7,437
Amortization of goodwill and other intangibles from
    acquisitions .........................................      4,877      1,600          --

Acquisition costs related to GLOBEtrotter Software Inc. ..      2,163         --          --
Amortization of deferred stock-based compensation relating
    to GLOBEtrotter ......................................     15,533         --          --
In-process research and development ......................         --      4,285          --
                                                             --------   --------    --------
   Operating income ......................................     18,704     14,961      12,850
  Interest and other income, net .........................     10,714      1,634       1,179
                                                             --------   --------    --------
   Income before taxes ...................................   $ 29,418   $ 16,595    $ 14,029
                                                             ========   ========    ========

Information on Revenue by Significant Product Group:

                                                                 Year ended December 31,
                                                             -------------------------------
                                                               2000       1999        1998
                                                             --------   --------    --------
Video Copy Protection:
     Videocassette .......................................   $ 12,899   $ 15,877    $ 15,770
     DVD .................................................     20,867      8,629       3,096
     Pay-Per-View ........................................     15,062      7,477       3,760
Consumer Software Copy Protection ........................      8,372      4,754         344
Electronic License Management Software ...................     21,770     14,686      12,012
Other ....................................................      1,146        653       1,464
                                                             --------   --------    --------
Total ....................................................   $ 80,116   $ 52,076    $ 36,446
                                                             ========   ========    ========

Information on Revenue by Geographic Areas:

                                                                 Year ended December 31,
                                                             -------------------------------
                                                               2000       1999        1998
                                                             --------   --------    --------
United States ............................................   $ 46,245   $ 31,120    $ 22,615
International ............................................     33,871     20,956      13,831
                                                             --------   --------    --------
Total Revenue ............................................   $ 80,116   $ 52,076    $ 36,446
                                                             ========   ========    ========

      Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

(8) Contingencies

      The Company is involved in legal proceedings related to some of our intellectual property rights.

      Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of the Company's copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that the Company's patent be invalidated. The Company believes that this conclusion was reached in error. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of the Company's patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first proceedings regarding this appeal will take place on April 11, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

      In January 1999, the Company filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleges that Dwight-Cavendish infringes a United States patent held by us. The Company seeks to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that the Company has violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by the Company is invalid and that Dwight-Cavendish's products do not infringe the patent. The Company intends to defend the allegations in the counterclaim vigorously. In July 2000, the District Court issued a ruling on claim construction regarding patent infringement. Following the claim construction ruling, Dwight-Cavendish moved for summary judgment on the patent infringement portion of the lawsuit. The Company's position was that Dwight-Cavendish would still infringe in light of the claim construction ruling based on some internal tests that the Company had performed. In November 2000, The District Court ruled in the Company's favor to deny Dwight-Cavendish's summary judgment motion. In December 2000, the District Court denied Dwight-Cavendish's motion for leave to file a request for reconsideration. In January 2001, the Company filed a motion to dismiss Dwight-Cavendish's counterclaim. The hearing on this motion is scheduled for April 9, 2001. Settlement discussions between the two parties are ongoing. Trial is scheduled for mid-to-late 2001. If an adverse ruling is ultimately reached on patent infringement against us, the Company may incur legal competition from Dwight-Cavendish in the Company's videocassette, DVD, and PPV copy protection markets, and a corresponding decline in demand for the Company's technology could have a material adverse effect on the Company's business. If an adverse ruling is ultimately reached on the counterclaims against us, significant monetary damages may be levied against us.

      The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company, that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by us. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing has been scheduled for September 2001. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

      In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBEtrotter litigation. Subsequently, GLOBEtrotter added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBEtrotter`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBEtrotter`s patent infringement suit. GLOBEtrotter filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBEtrotter's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. A hearing on the reconsideration motion is scheduled for May 29, 2001. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBEtrotter may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBEtrotter's technology could have a material adverse effect on its business. If an adverse ruling is ultimately reached on the counterclaims against GLOBEtrotter, significant monetary damages may be levied against GLOBEtrotter.

      As of December 31, 2000 and 1999, no accruals for these contingencies have been recorded.