Form 10-Q
period 2001-03-31
MACROVISION CORP
filed 2001-05-14
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                              -----------   -----------
Commission file number: 000-22023

                             MACROVISION CORPORATION
             (Exact name of registrant as specified in its charter)
         Delaware                                        77-0156161
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


         1341 Orleans Dr
          Sunnyvale, CA                                     94089
(Address of principal executive offices)                  (Zip Code)

                                 (408) 743-8600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes    X    No
              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of May 1, 2001
Common stock, $0.001 par value                            50,108,077

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                          Page

Item 1.   Financial Information.

          Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000                                           3

          Condensed Consolidated Statements of Operations
              for the Three Month Periods Ended March 31, 2001 and 2000       4

          Condensed Consolidated Statements of Cash Flows
              for the Three Month Periods Ended March 31, 2001 and 2000       5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                             10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         13


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 14

Item 2.   Changes in Securities and Use of Proceeds.                         16

Item 3.   Defaults Upon Senior Securities.                                   16

Item 4.   Submission of Matters to a Vote of Security Holders.               16

Item 5.   Other Information.                                                 16

Item 6.   Exhibits and Reports on Form 8-K.                                  16

          Signatures                                                         17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          March 31,              December 31,
                                                                            2001                     2000
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      28,901           $      22,409
   Short-term investments                                                       76,087                  85,500
   Accounts receivable, net of allowance for doubtful accounts of
     $1,225 and $1,145, respectively                                            22,098                  15,903
   Inventories                                                                     232                     180
   Income taxes receivable                                                           -                   3,952
   Deferred tax assets                                                           5,805                   5,971
   Prepaid expenses and other current assets                                     6,228                   6,230
                                                                     --------------------     -------------------
          Total current assets                                                 139,351                 140,145

   Property and equipment, net                                                   2,140                   2,040
   Long-term marketable investment securities                                  116,770                 109,532
   Patents, net                                                                  2,352                   2,341
   Goodwill and other purchased intangibles, net                                31,809                  35,252
   Other assets                                                                  9,530                   7,128
                                                                     --------------------     -------------------
                                                                         $     301,952           $     296,438
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $       2,578           $       2,436
   Deferred revenue                                                             11,823                   8,392
   Other current liabilities                                                     5,033                   5,422
                                                                     --------------------     -------------------
          Total current liabilities                                             19,434                  16,250

Notes payable                                                                       56                      56
Deferred tax liabilities                                                         1,633                   4,157

Stockholders' equity:
   Common stock                                                                     50                      50
   Additional paid-in-capital                                                  268,698                 266,741
   Stockholder notes receivable                                                   (297)                   (297)
   Deferred stock-based compensation                                           (18,580)                (22,405)
   Accumulated other comprehensive income                                        6,288                  10,842
   Retained earnings                                                            24,670                  21,044
                                                                     --------------------     -------------------
          Total stockholders' equity                                           280,829                 275,975
                                                                     --------------------     -------------------
                                                                         $     301,952           $     296,438
                                                                     ====================     ===================

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                     ----------------------------------------------
                                                                             2001                      2000
                                                                     ---------------------      -------------------
Net revenues                                                             $      22,974              $      16,171

Costs and expenses:
    Cost of revenues                                                             1,992                      1,476
    Research and development                                                     2,322                      1,570
    Selling and marketing                                                        4,040                      3,276
    General and administrative                                                   3,168                      2,451
    Amortization of goodwill and other intangibles from
      acquisitions                                                               2,683                        743
    Amortization of deferred stock-based compensation                            3,031                      8,732
                                                                     ---------------------      -------------------

        Total costs and expenses                                                17,236                     18,248
                                                                     ---------------------      -------------------

        Operating income (loss)                                                  5,738                     (2,077)

Interest and other income, net                                                   2,696                      2,002
Impairment losses on investments                                                (1,160)                         -
                                                                     ---------------------      -------------------

        Income (loss) before income taxes                                        7,274                        (75)

Income taxes                                                                     3,648                      2,853
                                                                     ---------------------      -------------------

        Net income (loss)                                                $       3,626             $       (2,928)
                                                                     =====================      ===================


Basic earnings (loss) per share                                          $        0.07             $        (0.06)
Shares used in computing basic earnings (loss) per share                        49,923                     48,118

Diluted earnings (loss) per share                                        $        0.07             $        (0.06)
Shares used in computing diluted earnings (loss) per share                      51,643                     48,118


See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                ----------------------------------------------
                                                                         2001                     2000
                                                                ----------------------    --------------------
Cash flows from operating activities:
Net income (loss)                                                    $      3,626           $      (2,928)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            373                     366
     Amortization of goodwill and other intangibles from
       acquisitions                                                         2,683                     743
     Amortization of deferred stock-based compensation                      3,031                   8,732
     Impairment losses on investments                                       1,160                       -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (6,195)                 (2,650)
       Deferred revenue                                                     3,431                   1,801
       Other assets                                                         3,054                     697
       Other liabilities                                                    2,039                    (487)
                                                                ----------------------    --------------------
          Net cash provided by operating activities                        13,202                   6,274

Cash flows from investing activities:
     Purchases of long-term marketable investment securities              (36,481)                (58,890)
     Sales or maturities of long-term marketable investment
       securities                                                          23,226                   9,819
     Purchases of short-term investments                                  (49,331)                (82,154)
     Sales or maturities of short-term investments                         58,964                   7,005
     Acquisition of property and equipment                                   (384)                   (263)
     Minority equity investments in companies                              (3,500)                 (6,200)
     Other investing activities, net                                          660                    (192)
                                                                ----------------------    --------------------
       Net cash used in investing activities                               (6,846)               (130,875)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                  -                 146,086
     Cash distribution to stockholders                                          -                  (1,383)
     Proceeds from issuance of common stock upon exercise of
       options                                                              1,251                   1,309
     Other financing activities, net                                       (1,115)                   (523)
                                                                ----------------------    --------------------
       Net cash provided by financing activities                              136                 145,489
                                                                ----------------------    --------------------
Net increase in cash and cash equivalents                                   6,492                  20,888
Cash and cash equivalents at beginning of period                           22,409                   4,710
                                                                ----------------------    --------------------
Cash and cash equivalents at end of period                           $     28,901            $     25,598
                                                                ======================    ====================

Supplemental cash flow information:
   Interest paid                                                     $          -            $          1
   Income taxes paid                                                 $        258            $      1,412
   Unrealized gain (loss) on investments, net of tax                 $     (3,427)           $        578

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and their results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2001 or any other future interim period.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                             March 31,          December 31,
                                                2001                2000
                                          -----------------    ----------------

        Raw materials                              $    33             $    82
        Work in progress                                 -                  16
        Finished goods                                 199                  82
                                          -----------------    ----------------
                                                   $   232            $    180
                                          =================    ================


NOTE 3 - OTHER ASSETS

The Company has made certain strategic investments that it intends to hold for the long term and monitors whether there has been a decline that is considered other than temporary, in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans and third-party financing. The Company records its investments using the cost method, and these investments are classified as other assets in the accompanying condensed consolidated balance sheets.

In February 2001, the Company invested $3.5 million in RioPort Inc., a developer of secure delivery technology for digital music.

During the quarter ended March 31, 2001, the Company recorded a charge of $1,160,000 relating to impairment losses considered to be other than temporary declines in the value of certain long term investments.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In March 2000, the Company issued one additional share for every share outstanding, thus effecting a two for one stock split. All share and per share information presented have been retroactively adjusted for the effect of such stock split. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               2001             2000
                                                                           -------------    -------------

   Basic EPS - weighted average number of common shares outstanding              49,923           48,118
   Effect of dilutive common shares - stock options outstanding                   1,720                -
                                                                           -------------    -------------
   Diluted EPS - weighted average number of common shares and common
      share equivalents outstanding                                              51,643           48,118
                                                                           =============    =============

   Anti-dilutive shares excluded                                                    827            2,854
                                                                           =============    =============

The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent the average number of stock options that were not included in the diluted EPS calculation because they were anti-dilutive.


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF SFAS NO. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company adopted SFAS No. 138 concurrently with SFAS No. 133 for its first quarter of fiscal 2001, with no material effect on its financial position or results of operations.


NOTE 6 - COMPREHENSIVE LOSS

The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                    ------------------------------------
                                                                         2001                2000
                                                                    ----------------    ----------------

   Net income (loss)                                                $       3,626       $       (2,928)
   Other comprehensive income (loss):
      Unrealized gains (loss) on investments                               (3,427)                 578
      Foreign currency translation adjustments                             (1,127)                 (93)
                                                                    ----------------    ----------------
   Comprehensive loss                                               $        (928)      $       (2,443)
                                                                    ================    ================

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):


REVENUE:
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       --------------------------------
                                                                           2001              2000
                                                                       --------------    --------------
   Video Copy Protection
        DVD                                                                $  7,600        $  3,626
        Videocassette                                                         2,951           3,565
        Pay-Per-View                                                          4,134           2,681
   Consumer Software Copy Protection                                          2,405           2,466
   Electronic License Management Software                                     5,308           3,445
   Other                                                                        576             388
                                                                       --------------    --------------
                                                                           $ 22,974        $ 16,171
                                                                       ==============    ==============

OPERATING INCOME (LOSS):
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       --------------------------------
                                                                           2001              2000
                                                                       --------------    --------------

   Video Copy Protection                                                 $   12,763      $    8,049
   Consumer Software Copy Protection                                          1,262           1,179
   Electronic License Management Software                                     2,524           2,356
   Other                                                                        393            (165)
                                                                       --------------    --------------
     Segment income                                                          16,942          11,419
   Research and development                                                   2,322           1,570
   General and administrative                                                 3,168           2,451
   Amortization of goodwill and other intangibles from acquisitions           2,683             743
   Amortization of deferred stock-based compensation                          3,031           8,732
                                                                       --------------    --------------
                                                                         $    5,738      $   (2,077)
                                                                       ==============    ==============

Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

INFORMATION ON REVENUE BY GEOGRAPHIC AREAS:

                                      THREE MONTHS ENDED
                                           MARCH 31,
                                --------------------------------
                                     2001              2000
                                ---------------    -------------
       United States              $   13,815         $    9,223
       International                   9,159              6,948

                                ---------------    -------------
                                  $   22,974         $   16,171
                                ===============    =============


Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.


NOTE 8 - CONTINGENCIES

     The Company is involved in legal proceedings related to some of our intellectual property rights.

     Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. The Company believes that this conclusion was reached in error. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceedings regarding this appeal took place on April 11, 2001. The next preparatory proceeding is scheduled for May 14, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

     In January 1999, the Company filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleges that Dwight-Cavendish infringes a United States patent held by the Company. The Company seeks to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that the Company has violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by the Company is invalid and that Dwight-Cavendish's products do not infringe the patent. The Company intends to defend the allegations in the counterclaim vigorously. In July 2000, the District Court issued a ruling on claim construction regarding patent infringement. Following the claim construction ruling, Dwight-Cavendish moved for summary judgment on the patent infringement portion of the lawsuit. The Company's position was that Dwight-Cavendish would still infringe in light of the claim construction ruling based on some internal tests that the Company had performed. In November 2000, the District Court ruled in the Company's favor to deny Dwight-Cavendish's summary judgment motion. In December 2000, the District Court denied Dwight-Cavendish's motion for leave to file a request for reconsideration. In January 2001, the Company filed a motion to dismiss Dwight-Cavendish's counterclaim. The hearing on this motion is scheduled for May 21, 2001. Settlement discussions between the two parties are ongoing. Trial is scheduled for mid-to-late 2001. If an adverse ruling is ultimately reached on patent infringement against the Company, the Company may incur legal competition from Dwight-Cavendish in the Company's videocassette, DVD, and PPV copy protection markets, and a corresponding decline in demand for the Company's technology could have a material adverse effect on the Company's business. If an adverse ruling is ultimately reached on the counterclaims against the Company, significant monetary damages may be levied against the Company.

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company, that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing has been scheduled for September 2001. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

     In November 1997, GLOBETROTTER filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBETROTTER litigation. Subsequently, GLOBETROTTER added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBETROTTER and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBETROTTER intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBETROTTER`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBETROTTER`s patent infringement suit. GLOBETROTTER filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBETROTTER's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. A hearing on the reconsideration motion has been scheduled for June 4, 2001. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBETROTTER may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBETROTTER'S technology could have a material adverse effect on the Company's business. If an adverse ruling is ultimately reached on the counterclaims against GLOBETROTTER, significant monetary damages may be levied against the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, ECONOMIC CONDITIONS, COMPETITION IN THE GEOGRAPHIC AND BUSINESS AREAS IN WHICH THE COMPANY CONDUCTS ITS OPERATIONS AND THOSE ITEMS DISCLOSED UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. ALL INVESTORS SHOULD CAREFULLY READ THE ANNUAL REPORT ON FORM 10-K, TOGETHER WITH THIS FORM 10-Q, AND CONSIDER ALL SUCH RISKS BEFORE MAKING AN INVESTMENT DECISION WITH RESPECT TO OUR COMPANY'S STOCK.

OVERVIEW

     We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, digital set-top box manufacturers, digital PPV system operators and consumer software publishers. In 2000, we entered the market for Electronic License Management ("ELM") solutions for software vendors and software asset management tools for business through the acquisition of GLOBETROTTER Software Inc.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                                   THREE MONTHS ENDED
                                                         MARCH 31,                         CHANGE
                                              ---------------------------------   --------------------------
                                                   2001              2000              $              %
                                              ---------------    --------------   ------------    ----------
Video Copy Protection
     DVD                                          $  7,600         $  3,626         $ 3,974         110 %
     Videocassette                                   2,951            3,565            (614)        (17)
     Pay-Per-View                                    4,134            2,681           1,453          54
Consumer Software Copy Protection                    2,405            2,466             (61)         (2)
Electronic License Management Software               5,308            3,445           1,863          54
Other                                                  576              388             188          48
                                              ---------------    --------------   ------------
Total                                             $ 22,974         $ 16,171         $ 6,803          42%
                                              ===============    ==============   ============

NET REVENUES

Our net revenues for the first three months of 2001 increased 42% from $16.2 million in the first three months of 2000 to $23.0 million. DVD copy protection revenues increased $4.0 million or 110% from $3.6 million in the first three months of 2000 to $7.6 million in the first three months of 2001 due to continued strong demand for our DVD copy protection solution. Revenues from videocassette copy protection decreased $614,000 or 17% from $3.6 million in the first three months of 2000 to $3.0 million in the first three months of 2001 due to studios decreasing the use of copy protection on movies in VHS format and focusing, instead, on the DVD format. We expect this trend to continue. Digital PPV copy protection revenues increased $1.5 million or 54% from $2.7 million in the first three months of 2000 to $4.1 million in the first three months of 2001 due to continued growth in the shipments of copy protection enabled digital set-top boxes, new system operator licenses, and usage royalties from the activation of copy protection on PPV programs.

Consumer software copy protection revenues for the first three months of 2001 were at the same level as the comparable period in 2000.

Revenues from our electronic license management software products increased 54% from $3.4 million in the first three months of 2000 to $5.3 million in the first three months of 2001, primarily due to increased market penetration.

GROSS MARGIN

Gross margin was 91% for the first three months of 2001 and 2000. Gross margin remained flat with the prior year period. The higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses had a favorable effect on gross margin, but was offset by the effect of increased costs in our ELM business to support anticipated growth. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization, patent litigation expense related to patent protection, software support, royalties and certain other costs related to the acquisition certain assets of Productivity through Software. We expect gross margins to remain at or close to these levels.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $752,000 or 48% from $1.6 million in the first three months of 2000 to $2.3 million in 2001. The increased spending is primarily due to additional headcount as we expand our software development activities. As a percentage of revenues, research and development expenses were consistent with the first three months of 2000 and 2001. We expect research and development expenses to increase in absolute terms as a result of research and development activities relating to digital rights management and ELM products, and as we develop new technologies in other areas.

SELLING AND MARKETING

Selling and marketing expenses increased by $764,000 or 23% from $3.3 million in the first three months of 2000 to $4.0 million in the first three months of 2001. This increase was due to the higher volume of selling and marketing expenses in our electronic license management and consumer software copy protection businesses, primarily from increased headcount. Selling and marketing expenses decreased as a percentage of net revenues from 20% for the first three months of 2000 to 18% for the first three months of 2001 due to higher revenue levels. Selling and marketing expenses are expected to increase, in absolute terms, as we continue to expand our efforts in selling and marketing electronic license management software, consumer software copy protection, and other digital rights management products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $717,000 or 29% from $2.5 million in the first three months of 2000 to $3.2 million in the first three months of 2001 primarily due to increased headcount. General and administrative expenses decreased as a percentage of net revenues from 15% in the first three months of 2000 to 14% in the first three months of 2001. General and administrative expenses are expected to increase, in absolute terms, over the prior periods as we continue to expand our administrative support infrastructure to serve a larger, more diversified business.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS

We amortize intangibles relating to the acquisition of C-Dilla and the acquired assets of Productivity through Software on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, the value of the acquired intangible assets may also become impaired. We amortized $2.7 million in the first three months of 2001 related to goodwill and other intangibles.

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

In connection with the acquisition of GLOBETROTTER, we recorded a deferred stock-based compensation charge of approximately $38.5 million. The amortization of the deferred stock-based compensation for the first three months of 2001 was $3.0 million. The expense associated with the deferred stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

INTEREST AND OTHER INCOME

Interest and other income increased $694,000 or 35% from $2.0 million in the first three months of 2000 to $2.7 million in the first three months of 2001, primarily from interest income received on the proceeds of our public stock offering in late January 2000 and additional interest earned on cash generated from operations.

IMPAIRMENT LOSSES ON INVESTMENTS

During the first three months of 2001, we recorded a charge of approximately $1.2 million relating to the impairment of certain strategic investments.

INCOME TAXES

In Q1 2001, the effective tax rate was 35.4%, compared with 39.4% in Q1 of 2000 for Macrovision, excluding the effect of combining GLOBETROTTER due to its S corporation status. The decrease in the effective tax rate was due primarily to foreign income being taxed at rates lower than United States statutory tax rates. Amortization of deferred stock-based compensation is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $13.2 million and $6.3 million in the first three months of 2001 and 2000, respectively. The increase in cash flow from the prior year is primarily due to the increase in net income.

Investing activities used net cash of $6.8 million and $130.9 million in the first three months of 2001 and 2000, respectively. The high level of cash available for investing activities in 2000 was provided by our public offering of common stock, which we completed in January 2000. For the first three months of 2001 and 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities and minority equity investments in companies. We incurred capital expenditures of $384,000 and $263,000 in the first three months of 2001 and 2000, respectively. We also paid $100,000 and $192,000 in the first three months of 2001 and 2000, respectively, related to patents and other intangibles during those periods.

Net cash provided by financing activities was $136,000 and $145.5 million in the first three months of 2001 and 2000, respectively. The cash provided by financing activities in 2000 was due to our public offering of common stock, which we completed in January 2000. We offered 3,820,000 shares of common stock, of which 2,874,000 shares were issued and sold by us, resulting in net cash proceeds to us of $146.1 million, and 946,000 shares were sold by our stockholders, for which we did not receive any proceeds.

We have no material commitments for capital expenditures but anticipate spending approximately $2.0 million over the next nine months. We may also use cash resources to fund the consolidation of our California facilities. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $221.8 million as of March 31, 2001. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $644,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of March 31, 2001.

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

STRATEGIC INVESTMENTS. We have expanded our technology base through strategic investments in companies, technologies, products and intellectual property. We currently hold minority equity interests in Rioport, Inc. (a developer of secure delivery technology for digital music), Command Audio Corporation (an audio-on-demand technology company), Digimarc Corporation (a digitial watermarking technology company), TTR Technologies, Ltd. (a company developing copy protection technology for audio CDs), SecureMedia (a developer of encryption technologies), AudioSoft International (a developer of copyright management reporting systems for music) and InterActual Technologies, Inc. (a developer of DVD technology). These investments, totaling $49.0 million, represented 16% of our total assets as of March 31, 2001. Rioport, Command Audio Corporation, SecureMedia, AudioSoft and InterActual are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR are traded on NASDAQ and our investments in these companies are subject to fluctuations in market prices.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     We are involved in legal proceedings related to some of our intellectual property rights.

     Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. We believe that this conclusion was reached in error. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceedings regarding this appeal took place on April 11, 2001. The next preparatory proceeding is scheduled for May 14, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on our business.

     In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleges that Dwight-Cavendish infringes a United States patent held by us. We seek to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that we have violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim seeks injunctive relief, compensatory damages, treble damages and costs. It also seeks a declaratory judgment that the United States patent held by us is invalid and that Dwight-Cavendish's products do not infringe the patent. We intend to defend the allegations in the counterclaim vigorously. In July 2000, the District Court issued a ruling on claim construction regarding patent infringement. Following the claim construction ruling, Dwight-Cavendish moved for summary judgment on the patent infringement portion of the lawsuit. Our position was that Dwight-Cavendish would still infringe in light of the claim construction ruling based on some internal tests that we had performed. In November 2000, The District

Court ruled in our favor to deny Dwight-Cavendish's summary judgment motion. In December 2000, the District Court denied Dwight-Cavendish's motion for leave to file a request for reconsideration. In January 2001, we filed a motion to dismiss Dwight-Cavendish's counterclaim. The hearing on this motion is scheduled for May 21, 2001. Settlement discussions between the two parties are ongoing. Trial is scheduled for mid-to-late 2001. If an adverse ruling is ultimately reached on patent infringement against us, we may incur legal competition from Dwight-Cavendish in our videocassette, DVD, and PPV copy protection markets, and a corresponding decline in demand for our technology could have a material adverse effect on our business. If an adverse ruling is ultimately reached on the counterclaims against us, significant monetary damages may be levied against us.

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

     In November 1997, GLOBETROTTER filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBETROTTER litigation. Subsequently, GLOBETROTTER added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBETROTTER and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBETROTTER intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBETROTTER`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBETROTTER`s patent infringement suit. GLOBETROTTER filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBETROTTER's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. A hearing on the reconsideration motion has been scheduled for June 4, 2001. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBETROTTER may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBETROTTER'S technology could have a material adverse effect on our business. If an adverse ruling is ultimately reached on the counterclaims against GLOBETROTTER, significant monetary damages may be levied against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

              None.

     (b)      Reports on Form 8-K.

     During the quarter ended March 31, 2001, the Company filed one Current Report on Form 8-K. On January 16, 2001, the Company reported on Form 8-K its press release relating to revenue and earnings estimates for 2001.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation



Date:    May 14, 2001       By:    /s/  William A. Krepick
       ---------------          ------------------------------------------------
                                William A. Krepick, President and Chief
                                Operating Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER



Date:    May 14, 2001       By:    /s/  Ian R. Halifax
       ----------------         ------------------------------------------------
                                Ian R. Halifax, Vice President, Finance and
                                Administration, Chief Financial Officer and
                                Secretary