Form 10-Q
period 2001-06-30
MACROVISION CORP
filed 2001-08-14
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to       Commission file number: 000-22023
                              --------  -------

                             MACROVISION CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                           77-0156161
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1341 Orleans Dr
           Sunnyvale, CA                                             94089
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
         Yes    X    No
              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding as of August 1, 2001
   Common stock, $0.001 par value                           50,383,281

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                                   Page
Item 1.   Financial Information.

          Condensed Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000                                                                   3

          Condensed Consolidated Statements of Income
              for the Three and Six Month Periods Ended June 30, 2001 and 2000                        4

          Condensed Consolidated Statements of Cash Flows
              for the Six Month Periods Ended June 30, 2001 and 2000                                  5

          Notes to Condensed Consolidated Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                                     10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                 14


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                         15

Item 2.   Changes in Securities and Use of Proceeds.                                                 17

Item 3.   Defaults Upon Senior Securities.                                                           17

Item 4.   Submission of Matters to a Vote of Security Holders.                                       17

Item 5.   Other Information.                                                                         17

Item 6.   Exhibits and Reports on Form 8-K.                                                          17

          Signatures                                                                                 18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          June 30,               December 31,
                                                                            2001                     2000
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      14,730           $      22,409
   Short-term investments                                                       78,511                  85,500
   Accounts receivable, net of allowance for doubtful accounts of
     $1,367 and $1,145, respectively                                            21,745                  15,903
   Inventories                                                                     278                     180
   Income taxes receivable                                                         451                   3,952
   Deferred tax assets                                                           5,703                   5,971
   Prepaid expenses and other current assets                                     6,635                   6,230
                                                                     --------------------     -------------------
          Total current assets                                                 128,053                 140,145

   Property and equipment, net                                                   2,125                   2,040
   Long-term marketable investment securities                                  160,797                 109,532
   Patents, net                                                                  2,408                   2,341
   Goodwill and other purchased intangibles, net                                29,578                  35,252
   Other assets                                                                 12,336                   7,128
                                                                     --------------------     -------------------
                                                                         $     335,297           $     296,438
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $       2,297           $       2,436
   Deferred revenue                                                             10,889                   8,392
   Other current liabilities                                                     5,347                   5,422
                                                                     --------------------     -------------------
          Total current liabilities                                             18,533                  16,250

Notes payable                                                                       45                      56
Deferred tax liabilities                                                        10,136                   4,157

Stockholders' equity:
   Common stock                                                                     50                      50
   Additional paid-in-capital                                                  273,860                 266,741
   Stockholder notes receivable                                                      -                    (297)
   Deferred stock-based compensation                                           (15,832)                (22,405)
   Accumulated other comprehensive income                                       18,779                  10,842
   Retained earnings                                                            29,726                  21,044
                                                                     --------------------     -------------------
          Total stockholders' equity                                           306,583                 275,975
                                                                     --------------------     -------------------
                                                                         $     335,297           $     296,438
                                                                     ====================     ===================

           See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 ----------------------------------    ----------------------------------

                                                      2001               2000               2001               2000
                                                 ----------------    --------------    ---------------     --------------
Net revenues                                     $      25,764       $      18,686     $      48,738       $      34,857


Costs and expenses:
    Cost of revenues                                     1,436              1,036              3,428              2,512
    Research and development                             2,528              1,768              4,850              3,338
    Selling and marketing                                4,796              3,907              8,836              7,183
    General and administrative                           3,719              2,639              6,887              5,090
    Amortization of goodwill and other
      intangibles from acquisitions                      2,682                743              5,365              1,486
    Amortization of deferred stock-based
      compensation*                                      2,210              2,115              5,241             10,847
                                                 ----------------    --------------    ---------------     --------------

        Total costs and expenses                        17,371             12,208             34,607             30,456
                                                 ----------------    --------------    ---------------     --------------


        Operating income                                 8,393              6,478             14,131              4,401

Interest and other income, net                           2,844              2,892              5,540              4,894
Impairment losses on investments                        (2,200)                 -             (3,360)                 -
                                                 ----------------    --------------    ---------------     --------------

        Income before income taxes                       9,037              9,370             16,311              9,295

Income taxes                                             3,981              3,648              7,629              6,501
                                                 ----------------    --------------    ---------------     --------------

        Net income                               $       5,056       $      5,722      $       8,682       $       2,794
                                                 ================    ==============    ===============     ==============


Basic earnings per share                         $        0.10       $       0.12      $        0.17       $        0.06
Shares used in computing basic earnings per
  share                                                 50,213             49,220             50,069              48,669


Diluted earnings per share                       $        0.10       $       0.11      $        0.17       $        0.06
Shares used in computing diluted earnings per
  share                                                 51,721             51,427             51,708             50,813

* The allocation of the amortization of deferred stock-based compensation relates the expense categories as set forth below:


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 ----------------------------------    ----------------------------------
                                                      2001               2000               2001               2000
                                                 ----------------    --------------    ---------------     --------------
    Cost of revenues                                       117                108                234                194
    Research and development                             1,291                864              2,634              7,942
    Selling and marketing                                  505                775              1,010              2,079
    General and administrative                             297                368              1,363                632
                                                 ----------------    --------------    ---------------     --------------
                                                         2,210              2,115              5,241             10,847

                 See the accompanying notes to these condensed consolidated  financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                ----------------------------------------------
                                                                         2001                     2000
                                                                ----------------------    --------------------
Cash flows from operating activities:
Net income                                                          $     8,682              $      2,794
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          737                       713
     Amortization of goodwill and other intangibles from
       acquisitions                                                       5,365                     1,486
     Amortization of deferred stock-based compensation                    5,241                    10,847
     Loss on disposal of assets                                               -                       440
     Impairment losses on investments                                     3,360                         -
     Changes in operating assets and liabilities:
       Accounts receivable                                               (5,842)                     (842)
       Deferred revenue                                                   2,497                     2,214
       Other assets                                                       3,198                    (1,767)
       Other liabilities                                                  5,253                    (1,057)
                                                                ----------------------    --------------------
          Net cash provided by operating activities                      28,491                    14,828

Cash flows from investing activities:
     Purchases of long-term marketable investment securities            (88,188)                  (81,644)
     Sales or maturities of long-term marketable investment
       securities                                                        52,051                    27,491
     Purchases of short-term investments                                (94,943)                 (109,668)
     Sales or maturities of short-term investments                      102,196                    21,467
     Acquisition of property and equipment                                 (641)                     (657)
     Minority equity investments in companies                            (8,500)                   (6,950)
     Other investing activities, net                                         61                      (391)
                                                                ----------------------    --------------------
       Net cash used in investing activities                            (37,964)                 (150,352)

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                -                   146,104
     Cash distribution to stockholders                                        -                    (3,683)
     Proceeds from issuance of common stock upon exercise of
       options and stock purchase plans                                   2,988                     1,707
     Other financing activities, net                                     (1,194)                      705
                                                                ----------------------    --------------------
       Net cash provided by financing activities                          1,794                   144,833
                                                                ----------------------    --------------------
Net increase in cash and cash equivalents                                (7,679)                    9,309
Cash and cash equivalents at beginning of period                         22,409                     4,710
                                                                ----------------------    --------------------
Cash and cash equivalents at end of period                         $     14,730              $     14,019
                                                                ======================    ====================

Supplemental cash flow information:
   Interest paid                                                   $          -              $          5
   Income taxes paid                                               $      1,105              $      6,452

                 See the accompanying notes to these condensed consolidated  financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and impairment charges for investments in non-marketable securities, necessary to present fairly the financial position of the Company as of June 30, 2001, and their results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2001 or any other future interim period.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                              June 30,          December 31,
                                                2001                2000
                                          -----------------    ----------------
        Raw materials                         $         70        $         82
        Work in progress                                 9                  16
        Finished goods                                 199                  82
                                          -----------------    ----------------
                                              $        278        $        180
                                          =================    ================

NOTE 3 - OTHER ASSETS

The Company has made certain strategic investments that it intends to hold for the long term and monitors whether there has been a decline that is considered other than temporary in the value of these investments based on management's estimates of their net realizable value taking into account the achievement of milestones in business plans, current liquidity and availability of third-party financing. The Company records its investments in less than 20% owned entities using the cost method and these investments are classified as other assets in the accompanying condensed consolidated balance sheets.

In February 2001, the Company invested $3.5 million in RioPort Inc., a developer of secure delivery technology for digital music.

In June 2001, the Company invested $5.0 million in iVast, Inc., an MPEG-4 software platform provider.

For the three and six months ended June 30, 2001, the Company recorded charges of $2,200,000 and $3,360,000, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain of its strategic investments.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Common stock equivalents are excluded from diluted EPS calculations when they are anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options using the treasury stock method. In March 2000, the Company issued one additional share for every share outstanding, thus effecting a two for one stock split. All share and per share information presented have been retroactively adjusted for the effect of such stock split. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                  -----------------------------    ------------------------------
                                                      2001            2000             2001             2000
                                                  -------------    ------------    -------------    -------------
Basic EPS - weighted average number of common
   shares outstanding                                   50,213          49,220           50,069           48,669
Effect of dilutive common shares - stock
   options outstanding                                   1,508           2,207            1,639            2,144
                                                  -------------    ------------    -------------    -------------
Diluted EPS - weighted average number of common
   shares and common share equivalents
   outstanding                                          51,721          51,427           51,708           50,813
                                                  =============    ============    =============    =============

Anti-dilutive shares excluded                            1,148              22              997               13
                                                  =============    ============    =============    =============


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF SFAS NO. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company adopted SFAS No. 138 concurrently with SFAS No. 133 during the first quarter of fiscal 2001, with no material effect on its financial position or results of operations.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):

                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30                               JUNE 30
                                          ---------------------------------    ----------------------------------
                                               2001              2000               2001               2000
                                          ---------------    --------------    ---------------    ---------------
Net income                                $       5,056      $      5,722      $      8,682       $      2,794
Other comprehensive income (loss):
   Unrealized gains (losses) on
     investments                                 12,512            (4,021)            9,085             (3,443)
   Foreign currency translation
     adjustments                                    (21)               70            (1,148)               (23)
                                          ---------------    --------------    ---------------    ---------------
Comprehensive income (loss)                $     17,547      $      1,771      $     16,619       $       (672)
                                          ===============    ==============    ===============    ===============

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):


REVENUE:

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30                               JUNE 30
                                               ----------------------------------    ----------------------------------
                                                    2001               2000              2001               2000
                                               ----------------    --------------    --------------     --------------
Video Copy Protection
     DVD                                              $  9,632         $   4,138         $  17,232          $   7,764
     Videocassette                                       3,029             3,342             5,980              6,907
     Pay-Per-View                                        3,082             4,377             7,216              7,058
Consumer Software Copy Protection                        2,276             1,235             4,681              3,701
Electronic License Management Software                   7,694             5,167            13,002              8,612
Other                                                       51               427               627                815
                                               ----------------    --------------    --------------     --------------
                                                      $ 25,764         $  18,686         $  48,738          $  34,857
                                               ================    ==============    ==============     ==============

OPERATING INCOME (LOSS):

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30                             JUNE 30
                                                  --------------------------------    ---------------------------------
                                                      2001              2000              2001               2000
                                                  --------------    --------------    --------------    ---------------

Video Copy Protection                                 $  13,797          $  9,963         $  26,560           $ 18,012
Consumer Software Copy Protection                         1,123               (79)            2,385              1,100
Electronic License Management Software                    4,583             3,497             7,107              5,853
Other                                                        29               362               422                197
                                                  --------------    --------------    --------------    ---------------
  Segment income                                         19,532            13,743            36,474             25,162
Research and development                                  2,528             1,768             4,850              3,338
General and administrative                                3,719             2,639             6,887              5,090
Amortization of goodwill and other intangibles
  from acquisitions                                       2,682               743             5,365              1,486
Amortization of deferred stock-based
  compensation                                            2,210             2,115             5,241             10,847
                                                  --------------    --------------    --------------    ---------------
                                                       $  8,393          $  6,478         $  14,131           $  4,401
                                                  ==============    ==============    ==============    ===============

Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

INFORMATION ON REVENUE BY GEOGRAPHIC AREAS:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30                             JUNE 30
                                                  -------------------------------   ----------------------------------
                                                      2001              2000             2001               2000
                                                  --------------    -------------   ---------------    ---------------

United States                                          $ 15,261         $  8,628          $ 29,076           $ 17,851
International                                            10,503           10,058            19,662             17,006
                                                  -------------- -- -------------   ---------------    ---------------
                                                       $ 25,764         $ 18,686          $ 48,738           $ 34,857
                                                  ==============    =============   ===============    ===============

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 8 - CONTINGENCIES

        The Company is involved in legal proceedings related to some of our intellectual property rights.

        Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. The Company believes that this conclusion was reached in error. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceeding regarding this appeal took place on April 11, 2001. The second preparatory proceeding took place on May 14, 2001. In response to Krypton's preparation document filed on April 23, 2001, the Company filed its first preparation document on July 4, 2001 and a decision is pending. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

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

        On August 8, 2001, the Company and Dwight-Cavendish agreed to settle the litigation. A dismissal with prejudice was filed with the District Court on or about August 10, 2001. Under the terms of the settlement, the Company entered into a patent license agreement with Dwight-Cavendish granting Dwight-Cavendish a license under the foregoing U.S. patent held by the Company for use in videocassette applications. In turn, Dwight-Cavendish granted the Company a license under an international patent held by Dwight-Cavendish for use in DVD and PPV applications. In consideration for Dwight-Cavendish granting the license, the Company agreed to pay Dwight-Cavendish a fee of $500,000.

        The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company, that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing has been scheduled for August 23, 2001. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

     In November 1997, GLOBETROTTER filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBETROTTER litigation. Subsequently, GLOBETROTTER added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBETROTTER and its founder,

Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBETROTTER intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBETROTTER`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBETROTTER`s patent infringement suit. GLOBETROTTER filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBETROTTER's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001 and a decision is pending. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBETROTTER may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBETROTTER'S technology could have a material adverse effect on the Company's business. If an adverse ruling is ultimately reached on the counterclaims against GLOBETROTTER, significant monetary damages may be levied against the Company.

        As of June 30, 2001, no accruals for these contingencies have been recorded.

NOTE 9 - SUBSEQUENT EVENT

     On August 2, 2001, the Company entered into a lease for 86,000 square feet of new building space. The Company will consolidate its two existing California offices. The new facility will be occupied beginning in 2002 under a lease expiring in ten years at an aggregate annual rental expense of approximately $2.8 million.



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

RESULTS OF OPERATIONS

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                              ---------------------------------   --------------------------
                                                   2001              2000              $              %
                                              ---------------    --------------   ------------    ----------
Video Copy Protection
     DVD                                           $   9,632          $  4,138    $   5,494         133%
     Videocassette                                     3,029             3,342         (313)         (9)
     Pay-Per-View                                      3,082             4,377       (1,295)        (30)
Consumer Software Copy Protection                      2,276             1,235        1,041          84
Electronic License Management Software                 7,694             5,167        2,527          49
Other                                                     51               427         (376)        (88)
                                              ---------------    --------------   ------------
Total                                              $  25,764          $ 18,686    $   7,078          38%
                                              ===============    ==============   ============


                                                      SIX MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                              ---------------------------------   --------------------------
                                                   2001              2000              $              %
                                              ---------------    --------------   ------------    ----------
Video Copy Protection
     DVD                                           $  17,232          $  7,764    $    9,468        122%
     Videocassette                                     5,980             6,907         (927)        (13)
     Pay-Per-View                                      7,216             7,058          158           2
Consumer Software Copy Protection                      4,681             3,701          980          26
Electronic License Management Software                13,002             8,612        4,390          51
Other                                                    627               815         (188)        (23)
                                              ---------------    --------------   ------------
Total                                              $  48,738          $ 34,857    $  13,881          40%
                                              ===============    ==============   ============


NET REVENUES

Net revenues for the quarter ended June 30, 2001 were $25.8 million, an increase of 38% or $7.1 million from $18.7 million in the same quarter last year. For the six months ended June 30, 2001, net revenues were $48.7 million, an increase of 40% or $13.9 million from $34.8 million in the same period last year. DVD copy protection revenues for the quarter ended June 30, 2001 were $9.6 million, an increase of 133% or $5.5 million from $4.1 million in the same quarter last year. For the six months ended June 30, 2001, DVD copy protection revenues were $17.2 million, an increase of 122% or $9.5 million from $7.7 million in the same period last year. The increase in DVD copy protection revenue is due to continued strong demand for our DVD copy protection solution. Videocassette copy protection revenues for the quarter ended June 30, 2001 were $3.0 million, a decrease of 9% or $313,000 from $3.3 million in the same quarter last year. For the six months ended June 30, 2001, videocassette copy protection revenues were $6.0 million, a decrease of 13% or

$927,000 from $6.9 million in the same period last year. The decrease in videocassette copy protection revenue is due to studios selectively applying copy protection on movies in VHS format while more broadly applying copy protection on the higher growth and more profitable DVD format. We expect this trend to continue. Digital PPV copy protection revenues for the quarter ended June 30, 2001 were $3.1 million, a decrease of 30% or $1.3 million from $4.4 million in the same quarter last year. The decrease in digital PPV copy protection revenues is primarily due to reduced demand for digital set-top boxes. For the six months ended June 30, 2001, digital PPV copy protection revenues were $7.2 million, slightly above the $7.1 million recorded in the same period last year.

Consumer software copy protection revenues for the quarter ended June 30, 2001 were $2.3 million, an increase of 84% or $1.1 million from $1.2 million in the same quarter last year. For the six months ended June 30, 2001, consumer software copy protection revenues were $4.7 million, an increase of 26% or $1.0 million from $3.7 million in the same period last year. The increases in revenue were due to increased market penetration and the introduction of our safewrap tamper-proofing technology.

Electronic license management ("ELM") software revenue for the quarter ended June 30, 2001 were $7.7 million, an increase of 49% or $2.5 million from $5.2 million in the same quarter last year. For the six months ended June 30, 2001, electronic license management software revenues were $13.0 million, an increase of 51% or $4.4 million from $8.6 million in the same period last year. The increase in electronic license management software revenue is primarily due to increased market penetration.

GROSS MARGIN

Gross margin for the quarter ended June 30, 2001 was 94% and consistent with the same quarter last year. For the six months ended June 30, 2001, gross margin was 93% and consistent with the same period last year. The higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses had a favorable effect on gross margin, but was slightly offset by the effect of the sales mix and increased costs in anticipation of future growth. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization, patent litigation expense related to patent protection, software support, royalties and certain other costs related to the acquisition of certain assets of Productivity through Software. We expect gross margins to remain at or close to these levels.

RESEARCH AND DEVELOPMENT

Research and development expenses for the quarter ended June 30, 2001 were $2.5 million, an increase of 43% or $760,000 from $1.8 million for the same quarter last year. For the six months ended June 30, 2001, research and development expenses were $4.9 million, an increase of 45% or $1.5 million from $3.3 million for the same period last year. The increased spending is primarily due to additional headcount and related expenses as we expand our software development activities. As a percentage of revenue, research and development expenses for the quarter ended June 30, 2001 was 10%, an increase from 9% in the same quarter last year. For the six months ended June 30, 2001, research and development expenses as a percentage of revenue was 10% which is consistent with the same period last year. We expect research and development expenses to increase, in absolute terms, as a result of new development activities relating to digital rights management and ELM products, and as we develop new technologies in other areas.

SELLING AND MARKETING

Selling and marketing expenses for the quarter ended June 30, 2001 were $4.8 million, an increase of 23% or $889,000 from $3.9 million for the same quarter last year. For the six months ended June 30, 2001, selling and marketing expenses were $8.8 million, an increase of 23% or $1.6 million from $7.2 million for the same period last year. This increase was due to the higher volume of selling and marketing expenses in our electronic license management and consumer software copy protection businesses, primarily from increased headcount and related expenses. As a percentage of revenue, selling and marketing expenses for the quarter ended June 30, 2001 was 19%, a decrease from 21% in the same quarter last year. For the six months ended June 30, 2001, selling and marketing expenses as a percentage of revenue was 18%, a decrease from 21% for the same period last year. The decline of selling and marketing expenses as a percentage of revenue is due to higher revenue levels. Selling and marketing expenses are expected to increase, in absolute terms, as we continue to expand our efforts in selling and marketing electronic license management software, consumer software copy protection, audio copy protection, watermarking and other digital rights management products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the quarter ended June 30, 2001 were $3.7 million, an increase of 41% or $1.1 million from $2.6 million for the same quarter last year. For the six months ended June 30, 2001, general and administrative expenses were $6.9 million, an increase of 35% or $1.8 million from $5.1 million for the same period last year. These increases are primarily due to higher compensation and related expenses. As a percentage of revenue, general and administrative expenses for the quarter ended June 30, 2001 was 14%, consistent with the same quarter last year. For the six months ended June 30, 2001, general and administrative expenses as a percentage of revenue was 14%, a decrease from 15% for the same period last year. General and administrative expenses are expected to increase, in absolute terms, over the prior periods as we continue to expand our administrative support infrastructure to serve a larger, more diversified business.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS

We amortize intangibles resulting from the acquisition of C-Dilla and the acquired assets of Productivity through Software on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, the value of the acquired intangible assets may also become impaired. Amortization of goodwill and other intangibles from acquisitions for the quarter ended June 30, 2001 was $2.7 million, an increase of $1.9 million from the same quarter last year. For the six months ended June 30, 2001, amortization of goodwill and other intangibles from acquisitions was $5.4 million, an increase of $3.9 million from $1.5 million in the same period last year. The increases stem from the goodwill and other intangibles recorded as part of the acquisition of certain assets of Productivity through Software in October 2000. Effective January 1, 2002, the Company will cease amortization of goodwill and other intangibles from acquisitions in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."

AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

In connection with the acquisition of GLOBETROTTER, we recorded deferred stock-based compensation of approximately $38.5 million. Amortization of deferred stock-based compensation for the quarter ended June 30, 2001 was $2.2 million, consistent with the same quarter last year. For the six months ended June 30, 2001, amortization of deferred stock-based compensation was $5.2 million, a decrease from $10.9 million for the same period last year. The changes from prior year periods are due to different vesting schedules. Amortization of deferred stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

INTEREST AND OTHER INCOME

Interest and other income for the quarter ended June 30, 2001 was $2.8 million, which is consistent with the same quarter last year. For the six months ended June 30, 2001, interest and other income was $5.5 million, an increase of 13% or $646,000 from $4.9 million in the same period last year, primarily from interest income received on the proceeds of our public stock offering in late January 2000 and additional interest earned on cash generated from operations.

IMPAIRMENT LOSSES ON INVESTMENTS

For the three and six months ended June 30, 2001, we recorded charges of $2.2 million and $3.4 million, respectively, relating to other than temporary impairment of certain strategic investments.

INCOME TAXES

For the six months ended June 30, 2001, the effective tax rate was 35.4%, compared with 39.4% for the six months ended June 30, 2000 for Macrovision, excluding the effect of combining GLOBETROTTER due to its S corporation status. The decrease in the effective tax rate was primarily due to tax planning initiatives resulting in a shift of the Company's taxable income to more favorable tax jurisdictions. Amortization of deferred stock-based compensation is not tax deductible.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $28.5 million and $14.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash flow from the prior year is primarily due to the increase in net income.

Investing activities used net cash of $38.0 million and $150.4 million for the period ended June 30, 2001 and 2000, respectively. The high level of cash available for investing activities in 2000 was provided by our public offering of common stock, which we completed in January 2000. For the six months ended June 30, 2001 and 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities and minority equity investments in companies. We incurred capital expenditures of $641,000 and $657,000 for the six months ended June 30, 2001 and 2000, respectively. We also paid $248,000 and $391,000 for the six months ended June 30, 2001 and 2000, respectively, related to patents and other intangibles during those periods.

Net cash provided by financing activities was $1.8 million and $144.8 million for the six months ended June 30, 2001 and 2000, respectively. The cash provided by financing activities in 2000 was due to a public offering of common stock, which we completed in January 2000. We offered 3,820,000 shares of common stock, of which 2,874,000 shares were issued and sold by us, resulting in net cash proceeds to us of $146.1 million, and 946,000 shares were sold by our stockholders, for which we did not receive any proceeds.

We have no material commitments for capital expenditures but anticipate spending approximately $1.7 million over the next six months. We may also use cash resources to fund the consolidation of our California facilities. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement on January 1, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of

$254.0 million as of June 30, 2001. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $970,000 decrease (approximately 0.5%) in the fair value of our available-for-sale securities as of June 30, 2001.

FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in United States dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in England and Japan operate in their local currencies, thereby partially offsetting the above operational exposure to the respective currency royalties collected.

STRATEGIC INVESTMENTS. We have expanded our technology base through strategic investments in companies, technologies, products and intellectual property. We currently hold minority equity interests in AudioSoft International (a developer of copyright management reporting systems for music), Command Audio Corporation (an audio-on-demand technology company), Digimarc Corporation (a digital watermarking technology company), InterActual Technologies, Inc. (a developer of DVD technology), iVast, Inc. (an MPEG-4 software platform provider), Rioport, Inc. (a developer of secure delivery technology for digital music), SecureMedia (a developer of encryption technologies) and TTR Technologies, Ltd. (a company developing copy protection technology for audio CDs). These investments, totaling $72.6 million, represented 22% of our total assets as of June 30, 2001. AudioSoft, Command Audio Corporation, InterActual, iVast, Rioport and SecureMedia are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR are traded on NASDAQ and our investments in these companies are subject to fluctuations in market prices.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        The Company is involved in legal proceedings related to some of our intellectual property rights.

        Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. The Company believes that this conclusion was reached in error. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceeding regarding this appeal took place on April 11, 2001. The second preparatory proceeding took place on May 14, 2001. In response to Krypton's preparation document filed on April 23, 2001, the Company filed its first preparation document on July 4,

2001 and a decision is pending. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

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

        On August 8, 2001, the Company and Dwight-Cavendish agreed to settle the litigation. A dismissal with prejudice was filed with the District Court on or about August 10, 2001. Under the terms of the settlement, the Company entered into a patent license agreement with Dwight-Cavendish granting Dwight-Cavendish a license under the foregoing U.S. patent held by the Company for use in videocassette applications. In turn, Dwight-Cavendish granted the Company a license under an international patent held by Dwight-Cavendish for use in DVD and PPV applications. In consideration for Dwight-Cavendish granting the license, the Company agreed to pay Dwight-Cavendish a fee of $500,000.

        The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company, that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing has been scheduled for August 23, 2001. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

     In November 1997, GLOBETROTTER filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBETROTTER litigation. Subsequently, GLOBETROTTER added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBETROTTER and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBETROTTER intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge's Fogel claim construction order. In January 2001, the Court of Appeal of the Federal Circuit (CAFC) affirmed the denial of GLOBETROTTER`s motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBETROTTER`s patent infringement suit. GLOBETROTTER filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBETROTTER's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001 and a decision is pending. The patent infringement trial originally scheduled for April 2001, has been delayed pending outcome of reconsideration motion and the summary judgment motion. The trial for the counterclaims is still scheduled for September 2001. If an adverse ruling is ultimately reached on the patent infringement claims, GLOBETROTTER may incur legal competition from Rainbow Technologies, and a corresponding decline in demand for GLOBETROTTER'S technology could have a material adverse effect on the Company's business. If an adverse ruling is ultimately reached on the counterclaims against GLOBETROTTER, significant monetary damages may be levied against the Company.

        As of June 30, 2001, no accruals for these contingencies have been recorded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 Annual Meeting of Stockholders was held on May 24, 2001. The following matters were voted on: (1) Election of Directors (2) Appointment of Auditors. The vote tally was as follows:


Proposal I - Election of Directors             Total Votes For Each        Total Votes Withheld From
                                                     Director                    Each Director
                                            ---------------------------    ---------------------------
John O. Ryan                                          40,049,395                      6,702,896
William A. Krepick                                    40,052,695                      6,699,596
Matthew Christiano                                    46,311,684                        440,607
Donna S. Birks                                        46,334,501                        417,790
William Stirlen                                       46,462,270                        290,021
Thomas Wertheimer                                     46,457,770                        294,521


Proposal II - Appointment of Auditors

        For                    Against                Abstain
---------------------     ------------------     -------------------

          46,592,490                   138,793                 21,008

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             10.34 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick.
             10.35 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Brian Dunn.
             10.36 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty.
             10.37 Executive Severance and Arbitration Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky.
             10.38 Employment Protection Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky.

        (b)  Reports on Form 8-K.

        During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation



Date:    August 14, 2001            By: /s/  William A. Krepick
       -------------------             -----------------------------------------
                                         William A. Krepick, President and
                                         Chief Operating Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER



Date:    August 14, 2001            By: /s/  Ian R. Halifax
       -------------------             -----------------------------------------
                                         Ian R. Halifax, Vice President, Finance
                                         and Administration, Chief Financial
                                         Officer and Secretary