Form 10-Q
period 2001-09-30
MACROVISION CORP
filed 2001-11-13
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
Commission file number: 000-22023

                             Macrovision Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                             77-0156161
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

           1341 Orleans Dr
            Sunnyvale, CA                             94089
   (Address of principal executive                  (Zip Code)
               offices)

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
      Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding as of October 31, 2001
    Common stock, $0.001 par value                  50,686,951

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Information.

        Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000                                              3

        Condensed Consolidated Statements of Income
           for the Three and Nine Month Periods Ended
           September 30, 2001 and 2000                                        4

        Condensed Consolidated Statements of Cash Flows
           for the Nine Month Periods Ended September 30, 2001 and 2000       5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk           16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                   17

Item 2. Changes in Securities and Use of Proceeds.                           18

Item 3. Defaults Upon Senior Securities.                                     18

Item 4. Submission of Matters to a Vote of Security Holders.                 18

Item 5. Other Information.                                                   18

Item 6. Exhibits and Reports on Form 8-K.                                    19

        Signatures                                                           20

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                         2001           2000
                                                    -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  17,681      $  22,409
  Short-term investments                                 82,186         85,500
  Accounts receivable, net of allowance for
   doubtful accounts of $1,434 and $1,145,
   respectively                                          24,113         15,903
  Inventories                                               366            180
  Income taxes receivable                                 3,388          3,952
  Deferred tax assets                                     5,555          5,971
  Prepaid expenses and other current assets               6,967          6,230
                                                      ---------      ---------
       Total current assets                             140,256        140,145

  Property and equipment, net                             3,132          2,040
  Long-term marketable investment securities            124,197        109,532
  Patents, net                                            4,523          2,341
  Goodwill and other purchased intangibles,
    net                                                  27,815         35,252
  Other assets                                           22,797          7,128
                                                      ---------      ---------
                                                      $ 322,720      $ 296,438
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $   2,560      $   2,436
  Deferred revenue                                       10,240          8,392
  Other current liabilities                               6,747          5,422
                                                      ---------      ---------
       Total current liabilities                         19,547         16,250

Notes payable                                                45             56
Deferred tax liabilities                                     --          4,157

Stockholders' equity:
  Common stock                                               50             50
  Additional paid-in-capital                            278,067        266,741
  Stockholder notes receivable                               --           (297)
  Deferred stock-based compensation                     (13,638)       (22,405)
  Accumulated other comprehensive income                  2,520         10,842
  Retained earnings                                      36,129         21,044
                                                      ---------      ---------
       Total stockholders' equity                       303,128        275,975
                                                      ---------      ---------
                                                      $ 322,720      $ 296,438
                                                      =========      =========

      See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------  -------------------
                                           2001      2000      2001       2000
                                         --------  --------  --------   --------

Net revenues                             $ 23,043  $ 20,446  $ 71,781   $ 55,303

Costs and expenses:
   Cost of revenues                         1,043     1,476     4,471      3,988
   Research and development                 1,990     2,114     6,840      5,452
   Selling and marketing                    4,434     3,418    13,270     10,601
   General and administrative               3,063     2,596     9,950      7,686
   Amortization of goodwill and other
    intangibles from acquisitions           2,723       743     8,088      2,230
   Acquisition costs related to
    GLOBEtrotter Software Inc.                 --     2,061        --      2,061
   Amortization of deferred
    stock-based compensation*               2,194     2,405     7,435     13,251
                                         --------  --------  --------   --------

      Total costs and expenses             15,447    14,813    50,054     45,269
                                         --------  --------  --------   --------

      Operating income                      7,596     5,633    21,727     10,034

Interest and other income, net              2,471     3,127     8,012      8,022
Impairment losses on investments               --        --    (3,360)        --
                                         --------  --------  --------   --------

      Income before income taxes           10,067     8,760    26,379     18,056

Income taxes                                3,664     3,957    11,294     10,459
                                         --------  --------  --------   --------

      Net income                         $  6,403  $  4,803  $ 15,085   $  7,597
                                         ========  ========  ========   ========

Basic earnings per share                 $   0.13  $   0.10  $   0.30   $   0.15
Shares used in computing basic
  earnings per share                       50,498    49,502    50,167     48,949

Diluted earnings per share               $   0.12  $   0.09  $   0.29   $   0.15
Shares used in computing diluted
  earnings per share                       51,829    52,230    51,760     51,759

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                         2001        2000       2001       2000
                                        ------      ------     ------     ------
Cost of revenues                           117         117        351        311
Research and development                 1,300       1,401      3,934      9,342
Selling and marketing                      505         505      1,515      2,584
General and administrative                 272         382      1,635      1,014
                                        ------      ------     ------     ------
                                         2,194       2,405      7,435     13,251

      See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
Cash flows from operating activities:
Net income                                             $  15,085      $   7,597
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization                           1,200          1,119
   Amortization of goodwill and other
     intangibles from acquisitions                         8,088          2,230
   Amortization of deferred stock-based
     compensation                                          7,435         13,251
   Loss on disposal of assets                                 --            397
   Impairment losses on investments                        3,360             --
   Changes in operating assets and
     liabilities:
     Accounts receivable                                  (8,245)        (1,926)
     Deferred revenue                                      1,849          2,679
     Other assets                                           (678)        (2,410)
     Other liabilities                                     8,927          1,984
                                                       ---------      ---------
       Net cash provided by operating                     37,021         24,921
         activities

Cash flows from investing activities:
   Purchases of long-term marketable
     investment securities                              (105,920)       (96,790)
   Sales or maturities of long-term
     marketable investment securities                     77,711         44,326
   Purchases of short-term investments                  (140,058)      (220,160)
   Sales or maturities of short-term
     investments                                         143,608        145,305
   Acquisition of property and equipment                  (1,988)        (1,151)
   Minority equity investments                           (17,000)        (6,950)
   Other investing activities, net                        (3,511)          (577)
                                                       ---------      ---------
     Net cash used in investing activities               (47,158)      (135,997)

Cash flows from financing activities:
   Proceeds from sale of common stock,
     net of issuance costs                                    --        146,104
   Cash distribution to stockholders                          --         (5,858)
   Proceeds from issuance of common stock
     upon exercise of options and stock
     purchase plans                                        5,195          4,077
   Repayment of stockholder notes                            297            555
   Other financing activities, net                           (11)            86
                                                       ---------      ---------
     Net cash provided by financing
      activities                                           5,481        144,964
                                                       ---------      ---------
Effect of exchange rate changes on cash                      (72)             7
                                                       ---------      ---------
Net (decrease) increase in cash and cash
  equivalents                                             (4,728)        33,895
Cash and cash equivalents at beginning of
  period                                                  22,409          4,710
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  17,681      $  38,605
                                                       =========      =========
Supplemental cash flow information:
   Interest paid                                       $      --      $       5
   Income taxes paid                                   $   2,077      $   8,023

      See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and impairment charges for investments in non-marketable securities, necessary to present fairly the financial position of the Company as of September 30 2001, and their results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2001 or any other future interim period.

NOTE 2 - REVENUE RECOGNITION

Revenue from the replication of videocassettes and digital versatile discs ("DVDs") is recognized when it is realized or realizable and earned. In certain limited instances studio customers report biannually, which results in modification of the general policy to recognize revenue on an as-reported basis until such time that the Company has established significant experience with such customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.

During the current period, one major studio customer for which revenue was historically recognized on an as reported basis has demonstrated sufficient volumes of reporting history to enable the Company to reliably estimate current period revenues and recognize such revenues on an as earned basis. For the three months ended September 30, 2001, this accrual resulted in an additional $714,000 of revenue.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------

Raw materials                                          $145             $ 82
Work in progress                                         34               16
Finished goods                                          187               82
                                                       ----             ----
                                                       $366             $180
                                                       ====             ====

NOTE 4 - OTHER ASSETS

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

In February 2001, the Company invested $3.5 million in RioPort.com, Inc., a developer of secure delivery technology for digital music.

In June 2001, the Company invested $5.0 million in iVast, Inc., an MPEG-4 software platform provider.

In August 2001, the Company invested $3.0 million in Widevine Technologies, Inc., a developer of security and network technology for proprietary content and intellectual property; $1.5 million in NTRU Cryptosystems, Inc., a developer of cryptography technology for small, multimedia or wireless devices; and $4.0 million in Digital Fountain, Inc., a developer of data-encoding technology used to deliver video, audio and data content.

For the three and nine months ended September 30, 2001, the Company recorded charges of $0 and $3,360,000, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain of its strategic investments.

NOTE 5 - EARNINGS PER SHARE

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

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                         2001        2000       2001       2000
                                        ------      ------     ------     ------

Basic EPS - weighted average            50,498      49,502     50,167     48,949
  number of common shares
  outstanding
Effect of dilutive common shares
  - stock options outstanding            1,331       2,728      1,593      2,810
                                        ------      ------     ------     ------
Diluted EPS - weighted average
  number of common shares and
  common share equivalents
  outstanding                           51,829      52,230     51,760     51,759
                                        ======      ======     ======     ======

Anti-dilutive shares excluded            1,558         138      1,075         76
                                        ======      ======     ======     ======

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   --------------------    --------------------
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------

Net income                         $  6,403    $  4,803    $ 15,085    $  7,597
Other comprehensive income
  (loss):
  Unrealized losses on
   investments                      (16,970)    (11,596)     (7,885)    (15,039)
  Foreign currency
   translation adjustments              711          29        (437)          7
                                   --------    --------    --------    --------
Comprehensive income (loss)        $ (9,856)   $ (6,764)   $  6,763    $ (7,435)
                                   ========    ========    ========    ========

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):

Revenue:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------   ----------------------
                                    2001         2000        2001         2000
                                 ---------    ---------   ---------    ---------

Video Technology Group
   DVD                           $   8,689    $   5,669   $  25,921    $  13,433
   Videocassette                     2,256        2,603       8,236        9,511
   Pay-Per-View                      3,304        4,229      10,520       11,286
Consumer Software Division           2,284        1,769       6,965        5,471
Electronic License Management
  Software                           6,402        6,076      19,404       14,687
Other                                  108          100         735          915
                                 ---------    ---------   ---------    ---------
                                 $  23,043    $  20,446   $  71,781    $  55,303
                                 =========    =========   =========    =========

Operating Income:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------   ----------------------
                                    2001         2000        2001         2000
                                 ---------    ---------   ---------    ---------

Video Technology Group             $12,638      $10,327     $39,198      $28,339
Consumer Software Division           1,155          586       3,540        1,686
Electronic License Management
  Software                           3,727        4,597      10,834       10,450
Other                                   46           42         468          239
                                   -------      -------     -------      -------
  Segment income                    17,566       15,552      54,040       40,714
Research and development             1,990        2,114       6,840        5,452
General and administrative           3,063        2,596       9,950        7,686
Amortization of goodwill and
  other intangibles from
  acquisitions                       2,723          743       8,088        2,230
Acquisition costs related to
  GLOBEtrotter                          --        2,061          --        2,061
Amortization of deferred
  stock-based compensation           2,194        2,405       7,435       13,251
                                   -------      -------     -------      -------
                                   $ 7,596      $ 5,633     $21,727      $10,034
                                   =======      =======     =======      =======

Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

Information on Revenue by Geographic Areas:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------   ----------------------
                                    2001         2000        2001         2000
                                 ---------    ---------   ---------    ---------

United States                      $13,999      $13,372     $43,075      $30,378
International                        9,044        7,074      28,706       24,925
                                   -------      -------     -------      -------
                                   $23,043      $20,446     $71,781      $55,303
                                   =======      =======     =======      =======

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 9 - CONTINGENCIES

The Company is involved in legal proceedings related to some of our intellectual property rights.

Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that the Company's patent be invalidated. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceeding regarding this appeal took place on April 11, 2001. The second preparatory proceeding took place on May 14, 2001. In response to Krypton's preparation document filed on April 23, 2001, the Company filed its first preparation document on July 4, 2001. The third preparatory proceeding took place on July 11, 2001 in which the Court instructed Krypton to clarify the grounds of reversal statements in its pleadings. Krypton submitted its preparation document on September 4, 2001. The fourth preparatory proceeding took place on September 12, 2001 in which the Court rejected some of the grounds of reversal presented by Krypton. The remaining grounds of reversal are reserved subject to further evidence and legal reasoning by Krypton. The fifth preparatory proceeding is scheduled for November 14, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

In January 1999, the Company filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleged that Dwight-Cavendish infringed a United States patent held by the Company. The Company sought to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that the Company violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim sought injunctive relief, compensatory damages, treble damages and costs. It also sought a declaratory judgment that the United States patent held by the Company was invalid and that Dwight-Cavendish's products did not infringe the patent. On August 8, 2001, the Company and Dwight-Cavendish agreed to settle the litigation. A dismissal with prejudice was filed with the District Court on or about August 10, 2001. Under the terms of the settlement, Dwight-Cavendish granted the Company a license under a patent held by Dwight-Cavendish to market Dwight-Cavendish's "GuardMaster" product in DVD and PPV applications. In turn, the Company granted Dwight-Cavendish a license under the U.S. patent held by the Company that was the subject of this litigation, for use limited to videocassette copy protection applications. As consideration for the difference in value provided to the parties by this cross-licensing agreement, the Company paid Dwight-Cavendish $500,000.

The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court solicited the Company for a list of experts that the Court can call on to serve as expert witnesses. The Company submitted a list of experts in the area of analog video copy protection to the Court on October 5, 2001. The selection of the Court's expert witnesses is pending. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBEtrotter litigation. Subsequently, GLOBEtrotter added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, the Company acquired GLOBEtrotter. In January 2001, the Court of Appeals for the Federal Circuit (CAFC) affirmed the denial of GLOBEtrotter's motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss GLOBEtrotter's patent infringement suit. GLOBEtrotter filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted GLOBEtrotter's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied the Company's reconsideration motion and granted the partial summary judgment motion by Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. The Company plans to appeal. The Company still has unfair competition & trade practices cause of actions against Rainbow et al. Based on the information available at this time, it is not anticipated that the adverse ruling will have a material adverse effect. The stay of discovery on the counterclaims has been lifted and the trial for the counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the counterclaims, significant monetary damages may be levied against the Company.

As of September 30, 2001, no accruals for these contingencies have been recorded.

NOTE 10 - COMMITMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "intend," or "continue," and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, economic conditions, competition in the geographic and business areas in which the company conducts its operations and those items disclosed under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. All investors should carefully read the Annual Report on Form 10-K for the year ended December 31, 2000, together with this Form 10-Q, and consider all such risks before making an investment decision with respect to the Company's stock.

Overview

We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, digital set-top box manufacturers, digital PPV system operators and consumer software publishers. In 2000, we entered the market for Electronic License Management ("ELM") solutions for software vendors and software asset management tools for enterprises through the acquisition of GLOBEtrotter Software Inc.

Results of Operations

The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                           Three Months Ended
                                             September 30,          Change
                                           ------------------  ----------------
                                             2001      2000        $         %
                                           --------  --------  ---------   ----
Video Technology Group
   DVD                                     $ 8,689   $ 5,669   $  3,020     53%
   Videocassette                             2,256     2,603       (347)   (13)
   Pay-Per-View                              3,304     4,229       (925)   (22)
Consumer Software Division                   2,284     1,769        515     29
Electronic License Management Software       6,402     6,076        326      5
Other                                          108       100          8      8
                                           -------   -------   --------
Total                                      $23,043   $20,446   $  2,597     13%
                                           =======   =======   ========

                                           Nine Months Ended
                                             September 30,          Change
                                           ------------------  ----------------
                                             2001      2000        $         %
                                           --------  --------  ---------   ----
Video Technology Group
   DVD                                     $25,921   $13,433   $ 12,488     93%
   Videocassette                             8,236     9,511     (1,275)   (13)
   Pay-Per-View                             10,520    11,286       (766)    (7)
Consumer Software Division                   6,965     5,471      1,494     27
Electronic License Management Software      19,404    14,687      4,717     32
Other                                          735       915       (180)   (20)
                                           -------   -------   --------
Total                                      $71,781   $55,303   $ 16,478     30%
                                           =======   =======   ========

Net Revenues

Net revenues for the quarter ended September 30, 2001 were $23.0 million, an increase of 13% or $2.6 million from $20.4 million in the same quarter last year. For the nine months ended September 30, 2001, net revenues were $71.8 million, an increase of 30% or $16.5 million from $55.3 million in the same period last year. DVD copy protection revenues for the quarter ended September 30, 2001 were $8.7 million, an increase of 53% or $3.0 million from $5.7 million in the same quarter last year. For the nine months ended September 30, 2001, DVD copy protection revenues were $25.9 million, an increase of 93% or $12.5 million from $13.4 million in the same period last year. The increase in DVD copy protection revenue is due to continued strong demand for our DVD copy protection solution. During the three months ended September 30, 2001, the Company changed its method of recognizing revenue for one customer from an as reported basis to an as earned basis. This accrual resulted in an additional $714,000 of revenue for the three months ended September 30, 2001. Videocassette copy protection revenues for the quarter ended September 30, 2001 were $2.3 million, a decrease of 13% or $347,000 from $2.6 million in the same quarter last year. For the nine months ended September 30, 2001, videocassette copy protection revenues were $8.2 million, a decrease of 13% or $1.3 million from $9.5 million in the same period last year. The decrease in videocassette copy protection revenue is due to studios selectively applying copy protection on movies in VHS format while more broadly applying copy protection on the higher growth and more profitable DVD format. We expect this trend to continue. Digital PPV copy protection revenues for the quarter ended September 30, 2001 were $3.3 million, a decrease of 22% or $925,000 from $4.2 million in the same quarter last year. The decrease in digital PPV copy protection revenues is primarily due to reduced demand for digital set-top boxes worldwide. For the nine months ended September 30, 2001, digital PPV copy protection revenues were $10.5 million, a decrease of $766,000 from $11.3 million recorded in the same period last year.

Consumer software copy protection revenues for the quarter ended September 30, 2001 were $2.3 million, an increase of 29% or $515,000 from $1.8 million in the same quarter last year. For the nine months ended September 30, 2001, consumer software copy protection revenues were $7.0 million, an increase of 27% or $1.5 million from $5.5 million in the same period last year. The increases in revenue were due to increased market penetration and the introduction of our SafeWrap tamper-proofing technology.

Electronic license management ("ELM") software revenues for the quarter ended September 30, 2001 were $6.4 million, an increase of 5% or $326,000 from $6.1 million in the same quarter last year. For the nine months ended September 30, 2001, electronic license management software revenues were $19.4 million, an increase of 32% or $4.7 million from $14.7 million in the same period last year. The increase in electronic license management software revenues is primarily due to increased market penetration.

Gross Margin

Gross margin for the quarter ended September 30, 2001 was 95%, an increase from 93% in the same quarter last year. This is primarily due to decreased patent related and royalty expenses. For the nine months ended September 30, 2001, gross margin was 94%, an increase from 93% in the same period last year. The higher proportion of revenues from our higher-margin DVD and digital pay-per-view businesses had a favorable effect on gross margin. Cost of revenues includes items such as product costs, duplicator/replicator fees, videocassette copy protection processor costs, patent amortization, patent litigation expenses, software support, royalties and certain other expenses related to the acquisition of certain assets of Productivity through Software. We expect gross margins to remain close to these levels.

Research and Development

Research and development expenses for the quarter ended September 30, 2001 were $2.0 million, a decrease of 6% or $124,000 from $2.1 million for the same quarter last year. For the nine months ended September 30, 2001, research and development expenses were $6.8 million, an increase of 25% or $1.4 million from $5.4 million for the same period last year. The increased spending is primarily due to additional headcount and related expenses as we expand our software development activities. As a percentage of revenue, research and development expenses for the quarter ended September 30, 2001 was 9%, a decrease from 10% in the same quarter last year. For the nine months ended September 30, 2001, research and development expenses as a percentage of revenue were 10%, which is consistent with the same period last year. We expect research and development expenses to increase, in absolute terms, as a result of new development activities relating to digital rights management and ELM products, and as we develop new technologies in other areas.

Selling and Marketing

Selling and marketing expenses for the quarter ended September 30, 2001 were $4.4 million, an increase of 30% or $1.0 million from $3.4 million for the same quarter last year. For the nine months ended September 30, 2001, selling and marketing expenses were $13.3 million, an increase of 25% or $2.7 million from $10.6 million for the same period last year. These increases are due to the higher volume of selling and marketing expenses in our electronic license management and consumer software copy protection businesses, primarily from increased headcount and related expenses. As a percentage of revenue, selling and marketing expenses for the quarter ended September 30, 2001 was 19%, an increase from 17% in the same quarter last year. For the nine months ended September 30, 2001, selling and marketing expenses as a percentage of revenue was 18%, a decrease from 19% for the same period last year. The decline of selling and marketing expenses as a percentage of revenue is due to higher revenue levels. Selling and marketing expenses are expected to increase, in absolute terms, as we continue to expand our efforts in selling and marketing electronic license management software, consumer software copy protection, audio copy protection, watermarking and other digital rights management products.

General and Administrative

General and administrative expenses for the quarter ended September 30, 2001 were $3.1 million, an increase of 18% or $467,000 from $2.6 million for the same quarter last year. For the nine months ended September 30, 2001, general and administrative expenses were $10.0 million, an increase of 29% or $2.3 million from $7.7 million for the same period last year. These increases are in proportion with the increases in revenue. As a percentage of revenue, general and administrative expenses for the quarter ended September 30, 2001 was 13%, consistent with the same quarter last year. For the nine months ended September 30, 2001, general and administrative expenses as a percentage of revenue was 14%, consistent with the same period last year.

Amortization of Goodwill and other Intangibles from Acquisitions

We amortize intangibles resulting from the acquisition of C-Dilla and the acquired assets of Productivity through Software on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. If the identified projects are not successfully developed, the value of the acquired intangible assets may also become impaired. Amortization of goodwill and other intangibles from acquisitions for the quarter ended September 30, 2001 was $2.7 million, an increase of $2.0 million from $743,000 for the same quarter last year. For the nine months ended September 30, 2001, amortization of goodwill and other intangibles from acquisitions was $8.1 million, an increase of $5.9 million from $2.2 million in the same period last year. The increases stem from the goodwill and other intangibles recorded as part of the acquisition of certain assets of Productivity through Software in October 2000. Effective January 1, 2002, the Company will cease amortization of goodwill and other intangibles from acquisitions in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" (see "Recent Accounting Pronouncements".)

Amortization of Deferred Stock-Based Compensation

In connection with the acquisition of GLOBEtrotter, we recorded deferred stock-based compensation of approximately $38.5 million. Amortization of deferred stock-based compensation for the quarter ended September 30, 2001 was $2.2 million, a decrease of $211,000 from $2.4 million for the same quarter last year. For the nine months ended September 30, 2001, amortization of deferred stock-based compensation was $7.4 million, a decrease of $5.8 million from $13.3 million for the same period last year. The changes from prior year periods are due to different vesting schedules across the employee base. Amortization of deferred stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

Interest and Other Income

Interest and other income for the quarter ended September 30, 2001 was $2.5 million, a decrease of $656,000 from $3.1 million in the same quarter last year. The decrease is due primarily to declining interest rates and lower investment balances as a result of minority equity investments. For the nine months ended September 30, 2001, interest and other income was $8.0 million, consistent with the same period last year. This is primarily from interest income received on the proceeds of our public stock offering in late January 2000 and additional interest earned on cash generated from operations offset by the lower investment balances.

Impairment Losses on Investments

For the three and nine months ended September 30, 2001, we recorded charges of $0 and $3.4 million, respectively, relating to other than temporary impairment of certain strategic investments.

Income Taxes

For the third quarter of 2001, we recorded a $3.7 million provision for income taxes. This lowered our cumulative tax rate for the nine months ended September 30, 2001 from 35.4% to 33.4%. The 33.4% tax rate, excluding the effect of combining GLOBEtrotter due to its S corporation status, is based on our current evaluation of our tax credit potential. The decrease in the effective tax rate was primarily due to changes in our international operations resulting in a shift of the Company's taxable income to more favorable tax jurisdictions. Amortization of deferred stock-based compensation is not tax deductible.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of Statement 142 on January 1, 2002.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. The Company believes that the adoption of Statement 143 will not affect its consolidated financial statements.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for the Company on January 1, 2002. The Company believes that the adoption of Statement 144 will not affect its consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $37.0 million and $24.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash flow from the prior year is primarily due to the increase in net income.

Investing activities used net cash of $47.2 million and $136.0 million for the period ended September 30, 2001 and 2000, respectively. The high level of cash available for investing activities in 2000 was provided by our public offering of common stock, which we completed in January 2000. For the nine months ended September 30, 2001 and 2000, net cash used in investing activities was primarily for the net purchases of short and long-term investment securities and minority equity investments in companies. We incurred capital expenditures of $2.0 million and $1.2 million for the nine months ended September 30, 2001 and 2000, respectively. We also paid $2.5 million and $577,000 for the nine months ended September 30, 2001 and 2000, respectively, related to patents and other intangibles during those periods.

Net cash provided by financing activities was $5.5 million and $145.0 million for the nine months ended September 30, 2001 and 2000, respectively. The cash provided by financing activities in 2000 was primarily due to a public offering of common stock, which we completed in January 2000. The offering included 3,820,000 shares of common stock, of which 2,874,000 shares were issued and sold by us, resulting in net cash proceeds to us of $146.1 million, and 946,000 shares were sold by our stockholders, for which we did not receive any proceeds.

We have no material commitments for capital expenditures but anticipate spending approximately $400,000 over the next three months. On August 2, 2001, the Company entered into a lease for 86,000 square feet of new building space to consolidate its two existing California offices. The new facility will be occupied in early 2002 under a lease expiring in ten years at an aggregate annual rental expense of approximately $2.8 million. In 2002, we may also use approximately $3.0 million of cash resources for leasehold improvements and furniture and fixtures for the new facility. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $224.1 million as of September 30, 2001. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $678,000 decrease (approximately 3%) in the fair value of our available-for-sale securities as of September 30, 2001.

Foreign Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Our subsidiaries in England and Japan operate in their local currencies, thereby partially offsetting the operational exposure to the respective currencies.

Strategic Investments. We have expanded our technology base through strategic investments in companies, technologies, products and intellectual property. We currently hold minority equity interests in Command Audio Corporation (an audio-on-demand technology company), Digimarc Corporation (a digital watermarking technology company), Digital Fountain, Inc. (a developer of data-encoding technology used to deliver video, audio and data content), InterActual Technologies, Inc. (a developer of DVD technology), iVast, Inc. (an MPEG-4 software platform provider), NTRU Cryptosystems, Inc. (a developer of cryptography technology for small, multimedia or wireless devices), RioPort.com, Inc. (a developer of secure delivery technology for digital music), SecureMedia, Inc. (a developer of encryption technologies), TTR Technologies, Ltd. (a developer of copy protection technology for audio CDs) and Widevine Technologies, Inc. (a developer of security and network technology for proprietary content and intellectual property). These investments have a carrying value of $51.3 million which represented 16% of our total assets as of September 30, 2001. Command Audio Corporation, Digital Fountain, InterActual, iVast, NTRU Cryptosystems, RioPort, SecureMedia and Widevine Technologies are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these companies, and we may in the future be required to write off all or part of one or more of these investments. Digimarc and TTR are traded on NASDAQ and our investments in these companies are subject to fluctuations in market prices.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in legal proceedings related to some of our intellectual property rights.

Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The first preparatory proceeding regarding this appeal took place on April 11, 2001. The second preparatory proceeding took place on May 14, 2001. In response to Krypton's preparation document filed on April 23, 2001, we filed our first preparation document on July 4, 2001. The third preparatory proceeding took place on July 11, 2001 in which the Court instructed Krypton to clarify the grounds of reversal statements in its pleadings. Krypton submitted its preparation document on September 4, 2001. The fourth preparatory proceeding took place on September 12, 2001 in which the Court rejected some of the grounds of reversal presented by Krypton. The remaining grounds of reversal are reserved subject to further evidence and legal reasoning by Krypton. The fifth preparatory proceeding is scheduled for November 14, 2001. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on our business.

In January 1999, we filed a complaint against Dwight-Cavendish Developments Ltd. (a UK company) in the United States District Court for the Northern District of California (Case No. 99-20011). The complaint alleged that Dwight-Cavendish infringed a United States patent held by us. We sought to recover compensatory damages, treble damages and costs and to obtain injunctive relief arising from these claims. Dwight-Cavendish's response to the complaint contained a counterclaim alleging that we violated the federal Sherman Antitrust Act and the Lanham Act and the California false advertising laws and Unfair Competition Act. The counterclaim sought injunctive relief, compensatory damages, treble damages and costs. It also sought a declaratory judgment that our United States patent was invalid and that Dwight-Cavendish's products did not infringe the patent. On August 8, 2001, the parties agreed to settle the litigation. A dismissal with prejudice was filed with the District Court on or about August 10, 2001. Under the terms of the settlement, Dwight-Cavendish granted us a license under a patent held by Dwight-Cavendish to market Dwight-Cavendish's "GuardMaster" product in DVD and PPV applications. In turn, we granted Dwight-Cavendish a license under our United States patent that was the subject of this litigation, for use limited to videocassette copy protection applications. As consideration for the difference in value provided to the parties by this cross-licensing agreement, we paid Dwight-Cavendish $500,000.

We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court solicited us for a list of experts that the Court can call on to serve as expert witnesses. We submitted a list of experts in the area of analog video copy protection to the Court on October 5, 2001. The selection of the Court's expert witnesses is pending. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBEtrotter litigation. Subsequently, GLOBEtrotter added Rainbow Technologies to the patent infringement suit. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, we acquired GLOBEtrotter. In January 2001, the Court of Appeals for the Federal Circuit (CAFC) affirmed the denial of our motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss our patent infringement suit. We filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted our request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied our reconsideration motion and granted the partial summary judgment motion by Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. We plan to appeal. We still have unfair competition & trade practices cause of actions against Rainbow et al. Based on the information available at this time, it is not anticipated that the adverse ruling will have a material adverse effect. The stay of discovery on the counterclaims has been lifted and the trial for the counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the counterclaims, significant monetary damages may be levied against us.

As of September 30, 2001, no accruals for these contingencies have been recorded.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      10.34 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick.
      10.35 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Brian Dunn.
      10.36 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty.
      10.37 Executive Severance and Arbitration Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky.
      10.38 Employment Protection Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky.
      10.39 Lease Between WB Airport Technology, L.L.C. ("Landlord") and Macrovision Corporation ("Tenant.")

      (b) Reports on Form 8-K.

      During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

      Following the end of the quarter, the Company filed a report on Form 8-K disclosing third quarter earnings results and that William A. Krepick was elected to act as the Company's Chief Executive Officer effective October 29, 2001 replacing John O. Ryan.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation


Date: November 12, 2001                 By: /s/  William A. Krepick
      ------------------------------        ------------------------------------
                                              William A. Krepick, President and
                                                   Chief Executive Officer

Principal Financial Officer and Chief Accounting Officer

Date: November 12, 2001                 By:   /s/  Ian R. Halifax
      ------------------------------        ------------------------------------
                                               Ian R. Halifax, Vice President,
                                                 Finance and Administration,
                                                 Chief Financial Officer and
                                                          Secretary