Form 10-K
period 2001-12-31
MACROVISION CORP
filed 2002-04-01
CIK 1027443

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                            2830 De La Cruz Boulevard
                          Santa Clara, California 95050
               (Address of principal executive offices) (Zip code)

                                 (408) 743-8600
               (Registrant's telephone number including area code)

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

As of March 15, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $984,649,387.12.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 15, 2002, there were 51,010,376 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders to be held on May 23, 2002, are incorporated by reference in Items 10-13 of Part III hereof.

                             MACROVISION CORPORATION

                                    FORM 10-K


                                      INDEX

                                     PART I

ITEM 1.  BUSINESS............................................................  1

ITEM 2.  PROPERTIES.......................................................... 26

ITEM 3.  LEGAL PROCEEDINGS................................................... 26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 28



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 28

ITEM 6.  SELECTED FINANCIAL DATA............................................. 29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................... 30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 42

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 43

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................ 43

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.................................... 43

ITEM 11. EXECUTIVE COMPENSATION.............................................. 43

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 43





                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 43

   SIGNATURES................................................................ 46

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

      IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE BASED ON THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT AND ON INFORMATION CURRENTLY AVAILABLE TO OUR MANAGEMENT. OUR ACTUAL RESULTS, PERFORMANCE AND ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THE RESULTS, PERFORMANCE AND ACHIEVEMENTS EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF SOME OF THE FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE, SEE "ITEM 1. BUSINESS - RISK FACTORS."

                                     PART I

ITEM 1. BUSINESS.

      Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses rights management and copy protection technologies. Our customers include major Hollywood studios, independent video producers, enterprise and consumer software vendors, digital set-top box manufacturers and digital pay-per-view ("PPV") network operators. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

      Our business originated in video copy protection. Our technology has been used to copy protect over 3.4 billion videocassettes worldwide since 1985. In 1997, we expanded the application of our copy protection technology into the DVD platform. Most Motion Picture Association of America studios use our video copy protection technology to protect some or all movie releases on videocassette or DVD. Our customers include Disney, Paramount, Columbia Tristar (Sony), Twentieth Century Fox, Universal Studios, Warner Brothers and DreamWorks. We believe that our technology is accepted as the DE FACTO industry standard for video copy protection.

      We also are in the business of consumer software copy protection. We offer CD-ROM copy protection and rights management technologies to a variety of software publishers in the PC games, home education, information publishing, and desktop applications software markets.

      As a result of our August 2000 acquisition of GLOBETROTTER Software, Inc. ("GLOBETROTTER"), we added a suite of electronic license delivery ("ELD") and electronic license management ("ELM") technologies to our product portfolio. These products encompass the areas of electronic license management, software asset management and electronic license distribution.

      We have built, and continue to add to, a large patent portfolio that helps differentiate our products and is important to our license driven business model. We generate recurring revenues from a variety of sources. In our video copy protection business, we receive unit-based royalties on videocassettes, DVDs, and set-top boxes. We obtain transaction or use-based royalties for PPV movies, and license fees from a range of hardware manufacturers, digital satellite and cable network operators. In our software businesses, we receive unit-based royalties on CD-ROMs, a combination of time-based licenses and perpetual licenses for our ELM technology, and recurring fees for maintenance.

      To further expand our rights management and copy protection capabilities, we have continued to foster our strategic relationship with Digimarc Corporation ("Digimarc"), a leading digital watermarking technology company, to develop a copy protection solution to address next-generation, digital-to-digital copying. We also continue to work with TTR Technologies, Inc. ("TTR"), a provider of proprietary digital anti-piracy technologies and products, to develop copy protection technologies for audio CDs, which represents a new market for us. We have made strategic investments in iVAST, a developer of MPEG-4 based solutions for the delivery of streaming media; NTRU Cryptosystems, a developer of security solutions for developing consumer markets; and Digital Fountain, a developer of solutions that address the data delivery market; as well as other companies with complementary technologies or intellectual property. For additional information, see the "Strategic Investments" section on page 14. We intend to continue to evaluate and pursue additional strategic relationships that are complementary or additive to our existing technologies and served markets.

      We own or have rights to various copyrights, trademarks and trade names used in our business. These include Macrovision(R), GLOBETROTTER(R), FLEXlm(R), SafeDisc(R), SafeCast(R), Colorstripe(TM), SafeAudio(TM), GTlicensing(TM), SAMsuite(TM), FLEXbill(TM) and MacroSAFE(TM).

INDUSTRY BACKGROUND

      The industry shift towards digital media renders content owners increasingly vulnerable to unauthorized use of their content. Consumers' ability to make unauthorized copies of video and audio content has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD-ROM recorders, audio CD recorders and personal video recorders that allow in-home copying of videocassettes, DVDs, digital PPV programs, CD-ROMs, and audio CDs. As technological advances facilitate digital copying at declining prices, motion picture studios and music labels have become more concerned with protecting their intellectual property. Independent software vendors ("ISVs") are similarly concerned about unauthorized or illicit use of their software, be it in the enterprise environment (where license parameters may be ignored) or at home (where entertainment software may be copied and redistributed).

      Content owners lose billions of dollars every year to casual copying and piracy. The latest data available from the Motion Picture Association of America estimates that in 2001 video piracy cost the major studios in excess of $3 billion in lost revenues, and this estimate does not include losses due to Internet piracy.

      As a result, a number of government and legislative initiatives have been enacted in recent years to encourage technologies that protect the rights of content owners.

      In the United States, Congress enacted the Digital Millennium Copyright Act in October 1998. This law requires all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. Recent effectiveness tests conducted by us in the U.S. and by an independent third party in Europe in September 2000 and August 2001 showed that over 95% of the VCRs manufactured in the U.S. and Europe since 1999 comply and respond to our anticopy process. The Act includes a clause that outlaws all circumvention devices and technologies that could be used to defeat any type of copy protection technology. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

      The European Union is continuing to discuss a proposed copyright directive, which we believe includes a provision aimed at controlling hardware and software circumvention devices and technologies.

      In Japan, a revised copyright law that went into effect in October 1999 prohibits the sale, manufacture, and import of circumvention devices. The Japan Industry Standard requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered by our patents.

      VIDEO

      VHS COPY PROTECTION. Motion picture studios wish to maximize the economic value from each feature film or other video program over its copyright life. Independent studies show that studios and video retailers lose VHS and DVD revenues when consumers make copies of movies, whether from home video or PPV releases. The International Recording Media Association has estimated that 50% of all households in the United States own two or more VCRs. These households are capable of making unauthorized copies of prerecorded videocassettes. Because over 90% of all U.S. households own at least one VCR, any of these households that also owns a DVD player or a digital PPV set top box can make high quality VHS copies directly from their DVD players or set-top boxes, unless programs are copy protected. Even with the focus on digital media and growth in DVD, VCR sales continue to grow as prices fall. With over 600 million VCRs shipped throughout the world, and with this continued growth in VCR sales, we believe that VCRs will remain a home copying threat to video content owners for many years to come.

      DVD COPY PROTECTION. DVD hardware and media became commercially available in the United States in 1997 and, through the end of 2001, approximately 26.7 million DVD players had been shipped by manufacturers in North America, according to the Consumer Electronics Association. The rapid growth of the DVD format presents major revenue opportunities for the studios, as well as serious copy protection concerns. Without effective copy protection, any one of the approximately 600 million VCRs throughout the world can, when combined with a DVD player, make large numbers of videocassette copies of a non-copy protected DVD. These copies are almost equal in quality to professionally prerecorded videocassettes. Because of their superior picture quality, lower manufacturing cost, relative ease of use and smaller size, DVDs are expected to supplant videocassettes over time as the preferred home video distribution medium. As DVD becomes the standard in home viewing, we expect the need for reliable copy protection to remain important. The DVD Entertainment Group and the International Recording Media Association estimate that 364 million DVD-Video discs were shipped in the U.S. in 2001. Understanding & Solutions Ltd estimates that 571 million DVD-Video discs were shipped to retail worldwide in 2001, with an expected 44% annual increase to 824 million discs in 2002. At the end of 2001, it is estimated that approximately 25% of U.S. households have installed DVD players.

      PPV COPY PROTECTION. Digital PPV enables consumers to purchase and view movies and other programming in their homes through cable or satellite systems. Based on data from Paul Kagan & Associates, we believe that revenues at the studio level from digital PPV, near video on demand ("NVOD"), anddirect broadcast satellite ("DBS") were approximately $680 million in 2001 in the U.S. By contrast, studio revenues from their home video business exceeded $13 billion in 2001 in the U.S. PPV distribution offers motion picture studios higher profit margins than they receive from home video rentals or sales. Studios have realized the importance of copy protection in digital PPV networks, and many of them have required digital PPV system operators to install copy protection capability in their digital set-top boxes.

      In an effort to protect home video revenues, studios typically release a movie on PPV between one and three months after it is released on videocassette or DVD. Digital PPV providers have demonstrated that they can substantially increase the buy rates for PPV by offering subscribers up to 60 PPV channels per cable/DBS system, and by promoting convenience of frequent start times and greater variety of movies. In the U.S., the digital PPV system operators have installed copy protection capability in their digital set top boxes. However, they have indicated that they will not activate copy protection until the studios release their movies to the PPV system operators at or closer to the same time as they release them to home video. This standoff between the system operators and the studios has had a negative impact on our potential revenues and net income opportunities, although it is less of an issue in international markets, where studios have been able to insist that PPV movies be copy protected.

      SOFTWARE

      ELECTRONIC LICENSE MANAGEMENT ("ELM"). Software vendors who sell to enterprise customers are also vulnerable to unauthorized use of their software. Large organizations, which typically support many end user applications, may inadvertently allow users to run applications beyond the scope of their license terms; in other words, users may be obtaining "free" use of the software vendor's application. As a result, software vendors may not be capturing all the revenues they are due from their customers. This has led to increased focus on capturing all software usage revenue that is due from end users, therefore driving demand for technology solutions that manage and control an application's usage in the end user environment. Electronic license management is a solution to this problem. According to International Data Corporation, over 50% of software revenue will be delivered using electronic licensing by 2003, and virtually all software revenues will be derived from electronic licensing by 2008.

      CONSUMER SOFTWARE. With the proliferation of inexpensive high capacity PC-based hard disc drives, the increase of Internet connections to the home, and the availability of higher bandwidth connections, consumers now have the means to widely distribute software content. Many consumers have the capability to copy from a CD-ROM, download computer software to their hard drives, copy those downloaded files onto a CD-recorder device, and distribute the copied software on CD-ROMs or electronically over the Internet. Recently, CD-recordable drives have been introduced that are priced below $60 and are expected to become standard features in personal computers in the near future. In addition, blank CD-ROM discs can be purchased for less than 20 cents in the U.S. As a result, computer software and PC-based video game companies are facing an additional threat of lost revenues due to unauthorized consumer copying of CD-ROM software.

      INTERNET. The Internet is increasingly being used as a means to distribute content, particularly software and music. The proliferation of online content providers, combined with new and evolving methods of online content delivery, has created a large market opportunity for rights management and copy protection solutions. We believe that there is a significant need for rights management solutions that address these new Internet downloading and streaming business models.

      AUDIO. Major music labels have expressed interest in technology that would prevent the copying of audio CDs to a PC or CD recordable device. Based on data from the Record Industry Association of America and the International Federation of Phonographic Industries, we believe that the music industry is a $40 billion per year industry compared to the

$21 billion per year home video industry. We believe that there has not previously been an effective copy protection technology for audio, because of the difficulty of developing a copy protection technique that does not interfere with the playback of the original music. With the emergence of file-sharing technologies, and the availability of low cost hardware that facilitates copying of CDs, we believe that music labels are seeking a copy protection solution to prevent losses due to casual copying and piracy.

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

      VIDEO COPY PROTECTION. Our video copy protection technologies allow consumers to view programming stored on prerecorded videocassettes, DVDs or transmitted as digital PPV programs via cable or satellite, but deter unauthorized consumer copying of such programming. Videocassettes are encoded with our video copy protection signal as they are manufactured. Our licensed copy protection signal generator equipment is installed in over 228 commercial duplication facilities in 36 countries around the world. The unique patented aspects of our copy protection signal are transparent to a TV set, but are disruptive to the recording circuits of VCRs. The result is that videocassettes encoded with our anticopy process will play normally on a TV set, but will cause generally unwatchable copies to be made on the vast majority of VCRs. Our patented technology takes advantage of the differences in TV signal processing circuits, VCR playback circuits, and VCR recording circuits without the need for the installation of any Macrovision components in VCRs.

      In the DVD and digital PPV markets, we have implemented a more robust version of our video copy protection technology. By utilizing another copy protection component, called Colorstripe, we have made it more difficult for a casual copier to defeat or circumvent our technology. In these digital video applications, the copy protection is applied within the consumer device. The copy protection signal generator is part of an integrated circuit that converts digital video to analog video for output to a standard TV set or VCR. The copy protection chips remain dormant until activated by data commands, which are either embedded in the DVD or are sent along with the PPV movie transmission to the subscriber's set-top box.

      ELECTRONIC LICENSE MANAGEMENT. Our FLEXlm technology allows independent software vendors to license their products in various ways, and to monitor the usage and enforce compliance with license terms in an enterprise-wide intranet, across an extranet or the public Internet, or within an application service provider ("ASP") extranet environment. Once FLEXlm is integrated into the software product, the product can be delivered across the Internet, as well as through more traditional media, such as CD-ROM. The FLEXlm technology consists of two processes that together perform the function of granting or refusing license requests based on contents of a license file that describes authorized license use within an organization.

      Our GTlicensing technology is a license creation, distribution, and tracking tool for software vendors, allowing vendors to ship and track licenses online without direct human intervention. The system supports multi-tier software distribution, including the capability for third party distributors to sell software from participating vendors and allowing end-users to receive their licenses across the Internet.

      Our FLEXbill technology provides usage data to software vendors from their participating customers. FLEXbill usage data enables pay-per-use billing and can be used to implement a new set of licensing policies more accurately matched to each customer's needs. Software vendors use FLEXbill to tailor product offerings to each customer and to bill for the usage of this portfolio based on an authenticated usage report.

      Our SAMsuite technology is a software asset management solution, designed for end-user companies that purchase large amounts of software from third parties. SAMsuite captures and analyzes software usage data to help users maximize their return on investment, and allocate related costs by project, department or user, and administers license servers over global networks.

      CONSUMER SOFTWARE COPY PROTECTION AND RIGHTS MANAGEMENT. Our SafeDisc technology seeks to prevent the copying of CD-ROM computer software by encrypting the executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software. This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD-ROM hardware. Because SafeDisc is designed to operate while the disc is in the CD-ROM drive, it is ideally suited to PC games and home education software. The technology is licensed directly to interactive software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD-ROM during the manufacturing process. SafeDisc was introduced in September 1998 and has been licensed to more than 100 replicators worldwide.

      Our SafeCast family of digital rights management products is designed to provide software publishers with control over the distribution and usage of both packaged media and Internet delivered software or licenses. It enables software publishers to establish a variety of license terms, which persistently govern the use of the software. These license terms can be used to manage every stage of a software product's life cycle - from pre-release software, through trial evaluations, and finally commercial distribution resulting in rental, purchase, or subscriptions.

      Our SafeWrap product is a post-development encryption wrapper for Microsoft Windows software and is based upon technologies we developed for our SafeDisc product. We refer to it as "tamper-proofing" software because it protects files from being reverse engineered, disassembled, or modified. SafeWrap also includes an optional application programming interface ("API"), which offers additional security to allow individual functions to be encrypted and decrypted when being executed.

PRODUCTS UNDER DEVELOPMENT

      We have three primary new product development programs in progress: audio CD copy protection (SafeAudio), digital video watermarking and a new secure digital media distribution platform (MacroSAFE).

      SAFEAUDIO. SafeAudio is a family of technologies used for protecting traditional audio (Red Book) music content, without incurring the playability and compatability drawbacks of other solutions. We also are currently developing solutions for compressed (Yellow Book) content that can also be put on optical media in conjunction with Digital Rights Management ("DRM") technologies. Our Red Book copy protection is based on technologies from both Macrovision and TTR. Our Yellow Book copy protection is based upon our SafeDisc technology. Our joint development/joint marketing arrangement with TTR gives us the exclusive worldwide rights to market TTR's audio copy protection technology. We shipped Version 2 and Version 3 of SafeAudio in 2001, and also conducted extensive testing with major music labels in the U.S. and Europe during that period. Consumer resistance to audio copy protection has discouraged music labels from adopting any copy protection solution to date, and, if there is sustained consumer resistance, may continue to do so in the future.

      DIGITAL VIDEO WATERMARKING. As a member of the VWM Companies (Digimarc, Hitachi, NEC, Philips, Pioneer, Sony and Macrovision), we are jointly developing a digital video watermarking solution to address the digital-to-digital copy protection requirements associated with the next generation of DVD recording devices. Digital watermarks embedded in movies and other video material will provide basic copyright, record control and playback control information either to allow or to disallow playback, viewing and copying onto another digital device. The jointly developed technology is based on patents and related intellectual property owned by the various VWM Companies. The VWM Companies' solution can survive numerous transformations, such as from digital to analog and back to digital, or from one video format to another. The digital watermarks are designed to be imperceptible to the viewer, but to be read easily by special purpose detection circuits that may ultimately be deployed in DVD digital recorders and players. This jointly developed technology is intended to protect movies and other video content from unauthorized reproduction using digital recording devices. Macrovision has been selected as the exclusive licensing administrator for the VWM Companies' digital watermarking solution.

      MACROSAFE. During the 4th quarter of 2001 we announced MacroSAFE, a new secure digital media distribution platform. MacroSAFE is a highly scalable and flexible, open-standards-based, end-to-end solution for the secure distribution of digital media. MacroSAFE includes a set of tools that enables rights holders, distributors and service providers to create and support a range of business models for the secure distribution of rich media to either a broad or very targeted audience. It enables rights holders to market digital content in a trusted environment for either downloads or streamed media.

THE MACROVISION GROWTH STRATEGY

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

      INTRODUCE NEW PRODUCT APPLICATIONS AND TECHNOLOGIES. Simultaneously, we intend to develop additional rights management solutions to sell to our extensive customer base, thereby deriving incremental revenues. We have committed significant resources to expand our technology base, to enhance our existing products and to introduce additional products. We intend to continue building our technologies and maintain our technology leadership by investing significant resources in research and development, and by participating in industry standard-setting efforts and organizations. We intend to pursue opportunities for rights management and copy protection solutions in the following areas:

      o     Digital video;

      o     Audio CDs;

      o     Internet downloaded and streamed audio and video files;

      o     Internet downloaded software files;

      o     CD-ROM;

      o     DVD-ROM;

      o     Electronic license delivery for enterprise software;

      o     Software asset management products for enterprise customers; and

      o     Improved authentication, compression, and encryption technologies.

      EXPAND AND PROTECT PATENT POSITION. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies. We have patented many of these proprietary solutions, and they underpin our strong competitive position and financial model. We have acquired key software rights management and copy protection patents. We use patents to limit the proliferation of devices that circumvent our video copy protection technologies, and we have initiated legal action relating to infringement of these patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies.

      CONTINUE TO MAKE STRATEGIC INVESTMENTS. We have made strategic equity investments in public companies like Digimarc and TTR, as well as private companies such as Command Audio Corporation ("CAC"), Digital Fountain, iVAST, NTRU Cryptosystems, and Widevine Technologies. In 2001, we invested $17.0 million in private companies. We intend to continue to expand our technology portfolio by pursuing licensing arrangements, joint ventures, strategic investments and acquisitions of companies whose technologies or proprietary rights complement our rights management and copy protection technologies.

      Our minority equity interests totaled $58.1 million and represented 16.9% of our total assets as of December 31, 2001. There is no active trading market for securities of our private company investments and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2001, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments in AudioSoft, InterActual Technologies, RioPort and SecureMedia was other than temporary. Accordingly, we wrote off the book value of these investments during 2001 and took an aggregate charge to earnings of $6.9 million for the year ended December 31, 2001.

      MAINTAIN OUR HIGH-MARGIN REVENUE MODEL. In expanding our customer base and technology portfolio, we intend to continue to pursue our intellectual property-based licensing model which includes high margin and recurring revenues. In assessing minority investments and acquisitions, we seek to generate incremental revenues and operating income, preserving our profit margins. Where possible, we look for acquisition transactions that will enlarge our copy protection capabilities and minority investments that do not have a detrimental impact on earnings.

TECHNOLOGY LICENSING, SALES AND MARKETING

      TECHNOLOGY LICENSING. We license our portfolio of rights management and copy protection technologies. We believe that content owners and software vendors utilize our solutions to secure their content or software and to ensure that they are paid for the use of such content or software by their end user customers. We receive royalties and recurring revenues as follows:

o Video content owners typically pay us a per unit licensing fee for the right to use our proprietary technology for videocassette and DVD copy protection;

o Enterprise software vendors pay us to license our technology using either time-based subscription or perpetual licenses with annual maintenance fees;

o Consumer software publishers pay us a per unit licensing fee to use our technology for CD-ROM copy protection, and transaction based, time-based, or perpetual licenses for our DRM technology;

o Digital set-top box manufacturers license our video copy protection technologies for an up-front fee and a per unit royalty;

o Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video copy protection technology into their networks for PPV services. In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV programming is activated by system operators; and

o DVD hardware manufacturers (DVD consumer electronic player manufacturers and PC DVD ROM suppliers) license our technology for an up-front fee and annual maintenance/certification fees.

      SALES AND MARKETING. We market our rights management and copy protection technologies directly to content owners and independent software vendors in both the video and software markets. Our primary sales strategy is to sell at senior levels, offering worldwide contracts that cover customers' international operations. We supplement our direct sales efforts with reseller programs and service partnerships among video duplicator and replicator organizations, and professional services, value added reseller, and systems integrator organizations in our enterprise software business. We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters.

      We develop worldwide product specifications and marketing programs for our rights management and copy protection technologies in our Silicon Valley and Woodley, United Kingdom offices, and sell and support our products and technologies through our U.S. sales force, and through our offices in South Ruislip, Woodley and Cheshire in the United Kingdom and in Tokyo, Japan, Hong Kong and Taipei, Taiwan. In addition, we are in the process of establishing a sales office in Seoul, Korea.

CUSTOMERS

      VIDEO COPY PROTECTION

      VIDEO CONTENT. Our copy protection technology has been applied to more than 3.4 billion videocassettes worldwide since 1985. Since the inception of DVD in 1997, our copy protection has been applied to over 900 million DVDs, including more than 500 million DVDs in 2001. Our copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

    o Artisan Home Entertainment;          o Buena Vista Home Video (Disney);

    o Columbia House;                      o Columbia TriStar Home Video (Sony
                                             Pictures Entertainment)

    o DreamWorks;                          o HBO Home Video;

    o Lion's Gate;                         o Paramount Pictures;

    o Twentieth Century Fox;               o Universal Studios Home Video
                                             (Vivendi); and

    o Warner Brothers Home Video.

      There were no customers that accounted for more than 10% of our net revenues in 2001. One customer accounted for more than 10% of our net revenues in 2000. No customer accounted for more than 10% of our net revenues in 1999. The Motion Picture Association of America studios as a group accounted for 33.2%, 24.8% and 23.9% of our net revenues in 2001, 2000 and 1999, respectively.

      We also license our video copy protection technology to "Special Interest" customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of our video copy protection technology to "Special Interest" customers. Revenues from "Special Interest" customers in the U.S. accounted for approximately 6%, 9% and 11% of our video copy protection revenues in 2001, 2000, and 1999, respectively.

      PPV SYSTEM OPERATORS. We have licensed our digital PPV copy protection technology for incorporation into the networks of 19 system operators, including:

    o British Sky Broadcasting;                     o Cable and Wireless
                                                      Communications;

    o Digital BS (Japan);                           o DIRECTV;

    o DIRECTV Latin America;                        o EchoStar;

    o Korea Digital Broadcast ("KDB");              o NTL;

    o Pacific Century Cyberworks ("PCCW");          o Sky Latin America;

    o SkyPerfecTV; and                              o Video Networks Ltd.

      These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV programming is activated. To this point, only seven international customers (British Sky Broadcasting, Cable and Wireless Communications, Digital BS (Japan), NTL, PCCW, SkyPerfecTV, and Video Networks Ltd.) have activated copy protection in their networks. U.S. systems operators have not yet activated copy protection, even though the technology is implemented in their network infrastructure. Other notable system operators that have not signed license agreements with us, but which are requiring Macrovision-capable set-top boxes in their networks include: AT&T, Comcast, Cox Enterprises, Deutsche Telecom, Rogers Cable, Time Warner, UPC and Via Digital.

      CONSUMER ELECTRONICS HARDWARE MANUFACTURERS. We believe that our DVD copy protection technology is currently the only digital-to-analog copy protection solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2001, 212 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology into their hardware, including both Sony and Microsoft for their DVD-based game consoles.

      Our PPV copy protection technology is embedded in more than 75 million digital set-top boxes currently in use worldwide. We have licensed our copy protection technology for digital PPV to 62 set-top box manufacturers, including:

    o A.B. Pace Micro Technology;          o Acer;

    o AT&T Network Systems;                o Daewoo Electronic Co., Ltd.;

    o DiviCom Corporation;                 o EchoStar Communications;

    o Hughes;                              o Motorola (General Instrument
                                             division);

    o Nokia;                               o Philips;

    o Scientific-Atlanta;                  o Sony; and

    o THOMSON multimedia.

      We have also authorized 63 semiconductor companies to incorporate our digital PPV and DVD copy protection technologies into their semiconductor and reference designs. These companies generally pay a one-time service fee to verify correct implementation of our video copy protection technology in digital-to-analog application specific integrated circuits ("ASICS") that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box manufacturers.

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

      International and export sales together represented 45.2%, 42.3% and 40.2% of our net revenues in 2001, 2000 and 1999, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV/VOD networks, DVDs, and consumer software, and the use of copy protection in these media.

      SOFTWARE

      ELECTRONIC LICENSE MANAGEMENT. We believe our electronic license management software is the industry leader. Worldwide adoption of our ELM technology will be an important driver of future growth. We provide electronic license delivery ("ELD") and electronic license management ("ELM") technology to software companies in a range of market segments, with more than 2,500 ELM software vendor customers worldwide, including:

    o Autodesk;                                     o Cadence;

    o Cisco;                                        o Rational Software;

    o Sun Microsystems;                             o Sybase

    o Synopsys Inc.; and                            o Wind River, Inc.

         In addition we have licensed software asset management ("SAM") companion products to over 500 corporate end users, which enable these end users to deploy, manage, and track the software they have purchased from our software vendor customers, as well as other third party software vendors. Examples of such corporate end user customers include:

    o BMW;                                          o Eastman Kodak;

    o Ford Motor Company;                           o IBM;

    o Lockheed Martin;                              o Nokia; and

    o Royal Dutch Shell.

      CONSUMER SOFTWARE PUBLISHERS. We entered the consumer software market in 1998 with our SafeDisc product, aimed at those applications that require the CD-ROM to be inserted in the drive to run the application; typically PC games, and home entertainment applications. In 2001 we extended the SafeDisc market into professional applications and computer based training. We estimate that over 60 million discs were copy-protected with SafeDisc in 2001. Our copy protection technology for consumer software is used by the following leading software publishers:

    o Apple;                                        o Electronic Arts;

    o Eidos;                                        o Hasbro;

    o Havas;                                        o Interplay;

    o Lego;                                         o Mattel;

    o Microsoft;                                    o Take 2;

    o 3DO; and                                      o Ubisoft.

      Our consumer software customers have a wide choice of licensed replicators that they can use throughout the world. Over 100 replicators have been licensed and have installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems.

      To expand our SafeDisc business beyond our direct licensing program with the major publishers, we have established a reseller program that allows replicators to be SafeDisc value added resellers for the small publisher market.

      We are beginning to see broad market adoption of our SafeCast family of rights management products. SafeCast enables customers to creatively market, sell and protect products delivered on CD ROMs, DVDs and via the Internet to increase their revenues. Such customers include:

    o Apple;                                        o Autodesk;

    o BBC;                                          o Electronic Arts;

    o Havas; and                                    o Microsoft.

      Although SafeCast is a more complex sale to software publishers, with a longer sales cycle than SafeDisc, we believe that over time, as Internet bandwidth increases, there will be increasing demand for this digital rights management technology.

      SafeWrap is a component-level implementation of multi-layered anti-hacking elements that are developed for our SafeDisc product. In 2001 we saw early adopter customers for this product, especially in new media and Internet services. Such customers include:

    o iVAST; and                           o RioPort, Inc.

      In addition to revenue generated from the sale of our SafeWrap product to iVast and RioPort, Inc., we made minority equity investments in both companies. For additional information on these related parties, see the "Strategic Investments" and "Risk Factor" sections on pages 14 and 16, respectively.

      SafeAudio toolkit has been released to licensed authorized mastering and replication facilities that will apply the process on behalf of rights holders of audio content. SafeAudio provides content owners with an easy-to-implement copy protection solution for CD audio discs that provides effective protection against unauthorized disc copying or ripping of songs. We have not obtained significant customers for SafeAudio products, as the major music labels continue to conduct market and lab testing.

TECHNOLOGY

      VIDEOCASSETTE COPY PROTECTION. Effective video copy protection systems are difficult to develop because of the need to address the dual requirements of playability and effectiveness. High playability means that consumers must be able to view the original copy-protected content using a VCR and a television set without the need for any intervening devices, while high effectiveness requires that the quality of an unauthorized copy must be reduced to such an extent that it loses its entertainment value. The extent to which the entertainment value is reduced varies, depending on the VCR model used to make the copy and the VCR and television combination that plays the unauthorized copy. To prevent VCRs from making good copies, the copy-protected video must differ in some manner from the standard video signal because, by design, all VCRs will make good copies from standard video signals. Television sets are designed to play standard or near-standard video signals. As a result, there is a risk that making a video signal non-standard in order to prevent copying will decrease playability by causing some television sets to generate impaired or distorted pictures. In the tradeoff between effectiveness and playability, designers of copy protection systems must favor playability while maintaining effectiveness.

      Our videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in and around the vertical blanking interval of a standard video signal. The vertical blanking interval is the blank space between the video fields that are refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacture. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control circuit in the recording system of most VCRs, but not to affect a similar circuit in the television set. Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized copy of that same videocassette, the picture typically is very distorted and has substantially reduced entertainment value. Our video copy protection technology is effective against most casual copying, but generally does not deter professional pirates who use professional duplication and video processing equipment. Under the U.S. Digital Millennium Copyright Act of 1998, all VCRs sold in the U.S. after May 2000 are required by law to respond to our copy protection technology.

      DVD AND DIGITAL PPV COPY PROTECTION. The DVD and digital PPV versions of our video copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by most "black box" circumvention devices that were sold in the past. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR.

      ELECTRONIC LICENSING. Software vendors integrate FLEXlm into their products to monitor or control a customer's compliance with a product's license terms. When embedding electronic licensing into a product, software vendors define a customer's license rights in a human readable "license file". The technology generates electronic license certificates that describe the license rights of software users. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates the license rights, or simply provide notification to the user or system administrator when license use has exceeded the customer's license rights. This allows customers to buy and sell software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches. These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date).

      Independent software vendors integrate flexible electronic licensing algorithms into their software rather than "hard-coding" license policies into their products. This avoids the need to change a product's source code and to support multiple releases when licensing terms change for a product. License terms are described in a human readable text file as an electronic license certificate, where marketing, sales, support or order administration staff define licensing policies, without the need for software engineers to make changes in software. Software vendors can include information identifying customer and other purchasing information as part of the license certificate. This is done so that if the software and license were diverted to another company, an audit trail is left, making discovery of improper use of the license far more likely.

      Electronic licensing also records the use of software licensing into a transaction log called the "Report Log". The information in this log is authenticated and compressed so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing. In addition, customers may use this information to better manage their software assets and to "bill back" software-related costs to different departments or projects in the company. The SAMsuite product family contains this functionality.

      CONSUMER SOFTWARE COPY PROTECTION AND RIGHTS MANAGEMENT. Each CD-ROM published with the SafeDisc technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. The digital signature, which cannot be copied by CD recorders or transferred from a CD-ROM to a hard disc drive, or sent over the Internet, is added to each original disc during the mastering/replication process. When a user inserts an original SafeDisc-protected disc in a CD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD-recordable device or professional mastering equipment to duplicate a CD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy. If an unauthorized copy is made, decryption will not take place and the copy will not run.

      SafeDisc also contains anti-hacking technology to prevent the compromise of its security features. The anti-hacking technology is designed not only to deter consumer copying, but also to thwart hackers. Because of our widespread penetration in the PC games' market, hackers have targeted and cracked, to various degrees, several versions of SafeDisc. For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community. We develop new product releases approximately three to four times per year incorporating new anti-hacking features.

      Our SafeDisc technology is protected by a patent, and is compliant with Philips' worldwide Yellow Book CD-ROM standard. We believe that SafeDisc is the only copy protection technology that has received Philips' certification for compliance.

      SafeCast is an electronic software distribution infrastructure which is used primarily by developers of applications targeting the consumer and small-office/home-office markets. SafeCast authenticates the end user's license by transferring the software publisher's embedded digital rights management technology from either a CD-ROM disc or from Internet downloaded software to the user's PC hard drive at the time the application is initially installed. SafeCast protects the launch of a licensed application by confirming that the session conforms to the license terms established by the application's publisher. The publisher establishes license terms that determine how the application may be used.

      SafeWrap is a component-level implementation of multi-layered anti-hacking elements that is utilized in our SafeDisc product, and can be integrated with third party software, DRM and portal products. We are currently evaluating other technologies, both internally and externally developed, that we may choose to use to enhance SafeWrap in the future.

      In the audio CD market, SafeAudio has been jointly developed with TTR Technologies, Inc. to provide a solution for Red Book CD audio copy protection. Each of the three current SafeAudio functions (coding, hiding and timing) is covered by pending patent applications. Our Yellow Book SafeAuthenticate solution is based upon our SafeDisc product, which is covered by a patent and a pending patent application (for disc-based rights authentication).

RESEARCH AND DEVELOPMENT

      Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new patentable technologies related to our various rights management markets and copy protection products. Our core competencies are in encrypted software, electronic license management and license delivery software, anti-hacking software, digital and analog video and audio engineering, copy protection engineering, watermarking and CD-ROM architecture. We have used our investments in other companies to supplement our reseach and development expenditures.

      In 2001, 2000 and 1999, our expenses for research and development were $9.3 million, $7.8 million and $6.5 million, respectively.

INTELLECTUAL PROPERTY RIGHTS

      PATENTS ISSUED & PENDING. We hold 62 U.S. patents and have 65 U.S. patent applications pending. Of the issued or allowed patents, 36 relate to our copy protection technologies, 15 relate to video scrambling, 4 relate to audio scrambling, 5 relate to electronic license management and 2 relate to DRM technology, namely content usage control, tracking, and e-transactions. Of the pending patent applications, 4 relate to consumer software copy protection and 5 relate to audio copy protection. The last of our issued U.S. patents expires in 2018. The last of our core group of analog copy protection patents expires in the year 2008. We have filed numerous applications for additional claims and improvement patents to extend the current expiration dates. We also have 391 foreign patents issued and 407 foreign patent applications pending in 40 countries. Of the issued foreign patents, 299 relate to our copy protection technologies, 64 relate to video scrambling, 24 relate to audio scrambling, and 4 relate to electronic license management.

      CIRCUMVENTION TECHNOLOGY PATENTS. Included in the patents related to our copy protection technologies are 14 U.S. and 68 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We have historically used these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices. See "Legal Proceedings."

COMPETITION

      VIDEO COPY PROTECTION. We believe that there are currently no significant video copy protection competitors. Occasionally, companies have developed hardware based on our technology for sale in limited foreign markets where we have not sought patent protection. Our video copy protection technologies are proprietary and have broad international patent coverage. It is possible, however, that a competitive video copy protection technology could be developed in the future. For example, one of our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication.

      ELECTRONIC LICENSE MANAGEMENT. Our primary competition in the ELM market currently comes from independent software vendors who try to develop their own ELM solutions. Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. Operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own ELM solutions.

      CONSUMER SOFTWARE COPY PROTECTION AND DIGITAL RIGHTS MANAGEMENT. We believe that there are a limited number of competitors in our SafeDisc consumer software copy protection market, including LaserLock and Sony's DADC optical disk manufacturing subsidiary. Neither of these companies appear to have made significant penetration with major publishers in developed countries, and we believe that we have captured the leading market share of the PC games market.

      It is possible that our own customers may develop software copy protection technologies on their own. It is also possible that personal computer operating system and microprocessor companies like Microsoft, Red Hat, and Intel, may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

      DRM solutions for consumer software, video, and audio have attracted a number of companies and significant venture capital. Few of them have made any significant inroads - with the exception of Microsoft and Real Networks in the audio DRM space. Two high profile DRM companies, Preview Systems and Intertrust have had major setbacks in the DRM market. Preview sold its main product to Aladdin Knowlege Systems, and Intertrust has had a series of significant reductions in force. Our SafeWrap tamper-proofing technology is a new field of activity in the DRM and IT industry. Customer needs are still being defined and technologies for satisfying those needs are still being discovered. Many of these technologies are highly complex and are just emerging. As the market is still developing, it is still too early to determine the level of competition or the size of the market.

      We believe that there are a limited number of competitors in the audio copy protection and rights management market, including SunnComm, Sony, and MidBar. Each of these companies has participated in early market trials with one or more major record labels. However, the market is still in its infancy and its evolution remains to be seen. To date, no single vendor has captured a measurable market share of the worldwide audio CD copy protection market.

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

OPERATIONS AND TECHNICAL SUPPORT

      We have technical support and certification operations to support our DVD manufacturer licensees, set top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. We provide technical support and professional services to our independent software vendor customers during pre-sale, implementation and maintenance phases of our contracts.

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

      o We assist our software licensees in wrapping their executables with our SafeDisc and SafeCast modules and in incorporating our electronic license management software (FLEXlm) and electronic license delivery software (GTlicensing) into their software products;

      o We provide training and application support for the SafeDisc and SafeAudio toolkit; and

      o We test for SafeDisc and SafeAudio compatibility with PC and CD-ROM drive combinations.

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

      DIGIMARC CORPORATION (NASDAQ: DMRC). In December 1997, we made our initial investment in Digimarc. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2001, we owned approximately 12.0% of Digimarc. We have an agreement with Digimarc to jointly develop and market a digital video watermarking copy protection solution to address the digital-to-digital copying issues associated with the next generation of recordable DVD and digital videocassette recording devices.

      Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. Digimarc's technologies enable new communications capabilities related to protecting copyrights, deterring counterfeiting or piracy and, directly linking physical content with the Internet. Digimarc is also a member of the VWM Companies.

      TTR TECHNOLOGIES, INC. (NASDAQ: TTRE). In January 2000, we invested $4.0 million to acquire a minority interest in TTR. In addition, we have entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. As of December 31, 2001, we held approximately 10.8% of the outstanding shares of TTR.

      COMMAND AUDIO CORPORATION. In October 1995, Command Audio Corporation, or CAC, was initially incorporated as our wholly-owned subsidiary to commercialize a new audio-on-demand technology that allows consumers to control the timing and content of specially formatted radio broadcasts. In August 1996, we divested all but 19.8% of our ownership in CAC. We assigned to CAC all rights in specified technology and released our reversion rights in technology that we had previously assigned to CAC. CAC agreed to pay to us royalties equal to 2.0% of its gross revenues for 12 years, beginning in 2001. As of December 31, 2001, we have invested $3.7 million and own approximately 8.0% of the outstanding shares of this private company.

      IVAST. In June 2001, we invested $5.0 million to acquire a 15.7% ownership interest in iVAST, a developer of MPEG-4 based solutions for the delivery of streaming multimedia. The iVAST platform encompasses a full range of functionality including, authoring, streaming, backend integration, playback and interactivity. The platform is designed to support a wide range of broadband enabled information appliances.

      WIDEVINE TECHNOLOGIES. In August 2001, we invested $3.0 million to acquire a 13.1% ownership interest in Widevine Technologies, which specializes in Internet Protocol network security. Widevine Technologies has developed technology that provides a single solution for secure storage, distribution, delivery and control of digital data over every stage of an Internet Protocol-based network.

      NTRU CRYPTOSYSTEMS. In August 2001, we invested $1.5 million to acquire a 2.3% ownership interest in NTRU Cryptosystems, a developer of security solutions for emerging consumer markets, providing security solutions in a variety of software and hardware formats for all major hardware and software environments. NTRU Cryptosystems is based on a fundamental mathematical innovation, which makes efficient public key cryptography practical on a scale necessary for consumer and embedded applications.

      DIGITAL FOUNTAIN. In August 2001, we invested $4.0 million to acquire a 7.0% ownership interest in Digital Fountain, a developer of digital transport solutions that address the data delivery market. The Digital Fountain solution uses an advanced mathematical approach to transport data accurately, timely and securely over the Internet.

      AUDIOSOFT, INTERACTUAL TECHNOLOGIES, RIOPORT, INC. and SECURE MEDIA. We had previously acquired minority equity interests in AudioSoft, Interactual Technologies, RioPort, Inc. and Secure Media. During 2001, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments in AudioSoft, InterActual Technologies, RioPort and SecureMedia was other than temporary. Accordingly, we wrote off the book value of these investments during 2001 and took an aggregate charge to earnings of $6.9 million for the year ended December 31, 2001.

      All of these strategic investments, totaling $58.1 million, represented 16.9% of our total assets as of December 31, 2001. CAC, iVAST, Widevine Technologies, NTRU Cryptosystems and Digital Fountain are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies. We have in the past and may in the future be required to write off all or part of one or more of these investments.

EMPLOYEES

      As of December 31, 2001, we had 245 employees. Of these employees, 81 are based outside of the U.S. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages.

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

      Our technical support staff provides customer sales support and conducts extensive compatibility and effectiveness tests for our various rights management and copy protection technologies. In addition, this staff runs an extensive certification lab to confirm that our licensees have implemented our video copy protection technologies correctly in integrated circuits and DVD or set-top box hardware.

      Our sales and marketing groups include senior executives who manage our business lines and provide executive level account management to our major customers. We also have a direct sales staff that works with our content owner and software vendor customers. Our in-house legal department provides licensing and patent counsel to our executives.

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

                                  COMPANY RISKS

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED USE BY MAJOR MOVIE
   STUDIOS OF OUR VIDEO COPY PROTECTION TECHNOLOGY.

      If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology and our revenues would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to prerecorded videocassettes, DVDs and digital pay per view, or PPV programs. These fees represented 63.0%, 60.9% and 61.4% of our net revenues during 2001, 2000 and 1999, respectively.

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

      The retail prices of DVDs are falling. As retail prices drop, studios face increased pressure to trim operating expenses, which may include cutting back in their copy protection usage, as well as negotiated reductions in their usage fees. Even though we have long-term contracts with large, minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios may reconsider whether they want to continue to copy protect their older catalog titles.

      Any decline in demand for our video copy protection technology, including a change of video copy protection policy by the major motion picture studios, or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video copy protection technology, or a material decline in our average unit royalties, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our copy protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV programs, our business would be harmed.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE PRICE OF
   OUR COMMON STOCK.

      Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. Due to limited visibility in predicting software licensing revenues and, particularly, revenues that are generated from perpetual licenses (under which license fee revenue is recognized upfront on a one-time basis) we may experience volatility in revenues which may cause us to not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis. Fluctuations in our operating results may cause the price of our common stock to decline.

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

      The technology sector has experienced significant economic downturns, exacerbated in part by a slowdown in U.S and foreign economies and by the September 11, 2001 terrorist attacks in the U.S. As a consequence, our future license fee revenue may experience fluctuations. Further softening in the technology industry could affect our future results of operations, and may affect the timing of orders from major customers.

WE EXPERIENCE SEASONALITY IN OUR OPERATING RESULTS, WHICH MAY AFFECT THE PRICE
   OF OUR COMMON STOCK.

      We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from consumer software copy protection and DRM technologies will reflect this seasonal trend as well. Our revenues generally have tended to be lower in the summer months, particularly in Europe.

WE DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A HIGH PERCENTAGE OF OUR
   REVENUES AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD RESULT IN A SUBSTANTIAL DECLINE IN OUR REVENUES AND PROFITS.

      Our customer base and a majority of our net revenues is highly concentrated among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business. Historically, we have derived the majority of our net revenues from a relatively small number of customers. The Motion Picture Association of America studios as a group accounted for 33.2%, 24.8% and 23.9% of our net revenues in 2001, 2000 and 1999, respectively.

      We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times ranging from 2003 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

WE DEPEND ON SIGNING HIGH-VALUE LICENSE AGREEMENTS DURING THE REPORTING PERIOD
   FROM MAJOR SOFTWARE CUSTOMERS FOR OUR ELECTRONIC LICENSE MANAGEMENT PRODUCTS AND THE INABILITY TO SIGN THESE AGREEMENTS COULD RESULT IN A DECLINE IN OUR REVENUES AND PROFITS.

      Currently, a material portion of our Electronic License Management revenues are generated from perpetual licenses, under which license fee revenue is recognized up front on a one-time basis. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. We currently offer our customers the choice between a perpetual license and an annual (or time based) license, the latter of which results in ratable recognition of the license fee over a 12-month period. Annual licenses provide better visibility into future revenues, and smoothes peaks and troughs in revenue flows that result from perpetual licenses. If we are not able to persuade major customers to adopt the annual (or time-based) model, and we continue to rely on the capture of a number of high-value perpetual licenses in a given period, we may experience higher volatility in our net revenues and operating income.

WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR
   REVENUE. WE FACE DIVERSE RISKS IN OUR INTERNATIONAL BUSINESS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

      International and export sales together represented 45.2%, 42.3% and 40.2% of our net revenues in 2001, 2000 and 1999, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide deployment of digital PPV networks, DVDs, and consumer software, and the use of copy protection in these media. Worldwide adoption of our ELM technology will also be an important driver of future growth.

      To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the requirement for copy protection and rights management solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of video materials and digital media, which reduces the need for our copy protection technology.

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

      Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and other applications requiring our copy protection solutions or if regulations governing our international business change. For example, under the U.S. Export Administration Act of 1979, encryption algorithms such as those used in our consumer software copy protection technology are classified as munitions and subject to stringent export controls. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO
  SIGNIFICANT LIABILITY FOR DAMAGES AND INVALIDATION OF OUR INTELLECTUAL PROPERTY RIGHTS.

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

      Our success is heavily dependent upon our proprietary technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where our products can be sold. The last of our core group of analog copy protection patents expire in the year 2008. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business.

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

      We have one lawsuit of this type pending in Germany to require the defendant to discontinue the sale of devices that circumvent our video copy protection technologies, as we believe the device infringes one or more of our circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the value of our video protection protection technology may decline due to the legal availability of such a circumvention device, or we may have to obtain rights to the offending devices to protect the value of our technology. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business in Germany.

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

      In the electronic license management market, our products include patented technologies. Any legal action that we may initiate regarding these patents may be time-consuming to pursue, involve costly litigation, divert management's attention from operations or may not be successful. See "Legal Proceedings."

      In the consumer software copy protection segment, a number of individuals have developed and posted SafeDisc hacks on the Internet, or CD cloning software. If we are not able to develop frequent SafeDisc software releases and new digital signatures, which deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. Although the anti-circumvention provisions in the U.S. Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH EXPANDING OUR TECHNOLOGY BASE THROUGH
   STRATEGIC ACQUISITIONS AND INVESTMENTS.

      We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions always hold special challenges in terms of successful integration of technologies, products and employees. If we were to acquire any of these companies in the future, we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

      The negotiation, creation and management of the strategic relationships typically involve a substantial commitment of our management time and resources. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our business.

      Our strategic investments typically involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in any current markets.

      We currently hold minority equity interests in a number of companies, including Digimarc, TTR, CAC, Digital Fountain, iVAST, NTRU Cryptosystems, and Widevine Technologies. These investments, totaling $58.1 million, represented 16.9% of our total assets as of December 31, 2001. CAC, Digital Fountain, iVAST, NTRU Cryptosystems, and Widevine Technologies are privately held companies. There is no active trading market for the securities of these privately held companies and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

WE MUST CONTINUE TO PROVIDE SATISFACTORY SUPPORT AND MAINTENANCE SERVICES TO OUR
   ELM CUSTOMERS.

      Our future success will depend on our ability to provide adequate software support and maintenance services to our ELM customers. As they release new applications or modify their software to run on new platforms, it is important that their businesses not be disrupted as a result of inadequate support from us. Failure to deliver such services could harm our business.

WE DEPEND ON THIRD PARTIES TO IMPLEMENT AND SUPPORT SAFEDISC AND SAFEAUDIO
   SOFTWARE MODULES WITHIN THEIR ENCODING AND QUALITY ASSURANCE EQUIPMENT.

      We rely on third party vendors such as DCA, Eclipse, Media Morphics and CD Associates to develop and incorporate software modules that will:

      o apply the SafeDisc digital signature and SafeAudio protection generator at licensed replication facilities; and

      o allow replicators to run specialized quality assurance tests to confirm the SafeDisc or SafeAudio technology is applied.

      Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators. This could result in a loss of customer orders and revenue.

      The SafeDisc CD copy protection technology is available to over 100 of the world's largest mastering and replication facilities worldwide, and is designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply the SafeDisc CD copy protection technology to content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

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

      o     DVD and CD authoring facilities, mastering houses and replicators;

      o     DVD and CD authoring tools software companies;

      o     DVD and CD hardware manufacturers;

      o     semiconductor and equipment manufacturers;

      o     operators of digital PPV networks; and

      o     consumer electronics and digital PPV set-top hardware manufacturers.

      Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

OUR PRODUCTS COULD HAVE UNKNOWN DEFECTS.

      We offer and develop a series of complex copy protection and digital rights management products, which we license to customers. Due to the complexity of these products offered and developed, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Despite our quality assurance testing, defects or errors may occur in existing or new products, which could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business. The performance of these products typically involves working with sophisticated software, computing and communications systems. Our inability to meet customer expectations in a timely manner could also result in a loss of, or delay in, revenue, loss of market share, failure to achieve market acceptance, injury to our reputation and increased costs. In addition, we rely on the customer and third party replicators to properly use our products to protect the software and applications to which the process may be applied. Any improper use or application of the software by the customer or the third party replicators may render the process useless and result in losses from claims arising out of such improper use of the products.

      Because customers rely on our products for copy protection and digital rights management of their software and applications, defects or errors in our products may discourage customers from purchasing our products. These defects or errors could also result in product liability or warranty claims. Although we attempt to reduce the risk of losses resulting from these claims through warranty disclaimers and limitation of liability clauses in our agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance may not adequately cover these claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be materially harmed.

IF USE OF THE INTERNET FOR DELIVERY OF SOFTWARE DOES NOT INCREASE AS WE
   ANTICIPATE, OUR BUSINESS WILL SUFFER.

      Some of our products, such as SafeCast, focus on using the Internet to deliver, deploy, and pay for software. The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our business could be seriously harmed if:

      o The necessary communication and computer network technology underlying the Internet and other online service does not effectively support any expansion that may occur;

      o New standards and protocols are not developed or adopted in a timely manner; or

      o Concerns about security, reliability, cost, ease of use, accessibility, quality of service, or other factors results in the Internet not becoming established as a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for and desirability of our products and services.

IF WE DO NOT RETAIN OUR KEY EMPLOYEES AND ATTRACT NEW EMPLOYEES, OUR ABILITY TO
   EXECUTE OUR BUSINESS STRATEGY WILL BE IMPAIRED.

      We compete for employees in California's Silicon Valley, one of the most challenging employer environments in the U.S. Hiring and retaining key personnel is highly competitive. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. In particular, we need to attract senior software industry executives in anticipation of expanding our software business through defining new software growth strategies and executing on these strategies. We have searches underway for a Chief Operating Officer and Board director in this regard. Additionally, our current stock option plan may be deemed less effective in retaining employees due to the overall decline in technology market values and the resultant impact on our stock price. We are evaluating approaches to ensure effective retention tools are in place. The loss of key employees or the inability to hire seasoned executives could harm our business.

CALAMITIES, POWER SHORTAGES OR POWER INTERRUPTIONS AT OUR SILICON VALLEY OFFICE
   COULD DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATIONS.

We are in the process of consolidating the operations of our offices in Sunnyvale, California and San Jose, California to a facility in Santa Clara, California. These facilities are in areas of seismic activity near active earthquake faults. Any earthquake, fire or other calamity affecting our facilities may disrupt our business and substantially affect our operations.

      We also rely on the major Northern California public utility, Pacific Gas & Electric Company ("PG&E"), to supply electric power to our facilities. Due to problems associated with the deregulation of the power industry in California, customers of PG&E have been faced with increased electricity prices, power shortages and, in some cases, rolling black-outs. To date, we have not been materially adversely affected by such power black-outs. However, more significant disruptions of our power supply may occur in the future. These interruptions could delay delivery or development of our technologies or increase our operating costs, in either case having a material adverse effect on our operations. We do not presently have a backup power generating facility. The inability to obtain electricity at cost effective rates would increase our operating expenses and would decrease our operating income if we were unable to pass along these costs to our customers in the price of our products.

                                 INDUSTRY RISKS

WE LICENSE TECHNOLOGY FOR DIGITAL PPV COPY PROTECTION, AND IF THIS MARKET DOES
   NOT GROW AS ANTICIPATED OR WE ARE UNABLE TO SERVE THIS MARKET EFFECTIVELY, OUR REVENUES WILL BE ADVERSELY AFFECTED.

      While our copy protection capability is embedded in more than 75 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only seven system operators have activated copy protection for digital PPV programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or video on demand ("VOD") will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the Motion Picture Association of America studios do not require copy protection activation for any of their PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom, then our business will be harmed.

      Further, consumers may react negatively to copy protected PPV programming because they may feel they have an entitlement having in the past routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, when incoming video signals are routed through a VCR before reaching a TV set, the consumer may see impaired pictures while viewing a copy protected digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business would be harmed.

POTENTIAL REVENUE MAY BE LOST IF THE VWM COMPANIES' DIGITAL VIDEO WATERMARKING
   TECHNOLOGY IS NOT SELECTED AS AN INDUSTRY STANDARD OR OTHERWISE ACHIEVE BROAD MARKET ACCEPTANCE.

      In cooperation with Digimarc Corporation, Hitachi Ltd., Koninklijke Philips N.V., NEC Corporation, Pioneer Corporation and Sony Corporation, we have developed a digital video watermarking solution to address the digital-to-digital copying issues associated with the next generation of DVD recording devices. Our group (the "VWM Companies") has submitted a proposed solution to the DVD Copy Control Association, or DVD CCA, which has assumed responsibility for selecting the industry standard. Macrovision has been selected as the exclusive licensing agent for the VWM Companies' watermarking solution. Our group is competing with Toshiba Corporation, which has also submitted a proposal to the DVD CCA.

      The VWM Companies' digital watermarking technology may not be selected as the standard by the DVD CCA. Our proposal was submitted in November 2001 in response to the second set of Instructions to Bidders issued by the DVD CCA. However, the DVD CCA issued similar Instructions in 1999, in response to which the individual VWM Companies bid as two separate groups with competing technologies: the Millennium group (Digimarc, Philips and Macrovision), and the Galaxy group (Hitachi, IBM, NEC, Pioneer and Sony). The initial selection process was delayed due to concerns over potential intellectual property conflicts. Potential video content owners and hardware manufacturers did not want to select either the Millennium group or the Galaxy group solution for fear that they might be subject to patent infringement action by the other group. As a result the Millennium and Galaxy groups joined forces in 2001 as the VWM Companies and combined their technologies and patents into a best-of-breed solution to alleviate this concern and submitted a joint bid in this second round of testing and evaluation.

      While there is no guaranty that the DVD CCA will select a technology in this testing and evaluation process, if a selection is made, the group whose digital video watermarking solution is selected will have a significant advantage in licensing its technology to video content owners worldwide, and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. Even if the DVD CCA adopts the VWM Companies' solution, other companies may elect to compete in this market. If the solution being developed by the VWM Companies is not the selected solution or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group will be at a competitive disadvantage in marketing our solution. The solution being developed by our group may not achieve market acceptance as the market and the standards for digital-to-digital copy protection evolve. If this happens, our future revenue opportunities will be negatively impacted.

THE CONTINUED RISKS OF PATENT INFRINGEMENT AND ANTITRUST LAWSUITS MAY REDUCE THE
   CHANCES OF THE VWM COMPANIES' DIGITAL VIDEO WATERMARKING TECHNOLOGY FROM BEING SELECTED AS AN INDUSTRY STANDARD OR OTHERWISE ACHIEVING MARKET ACCEPTANCE.

      We continue to discuss our solution and our implementation plans with the studios and other industry participants, but risks of patent infringement lawsuits still remain an issue for the studios and hardware companies. While the VWM Companies' plan to minimize potential antitrust lawsuits by securing approval from the Department of Justice with a Business Review Letter, there can be no assurance that, even if this happens, we will eliminate antitrust risks. If the VWM Companies are forced to defend against one or more antitrust lawsuits our business could be significantly impacted.

      On October 23 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with Macrovision to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint, filed on or about March 25, 2002, specifically named us as a party and pled additional allegations of patent infringement and antitrust violations in connection with our bid to the DVD CCA as one of the VWM Companies. In the event Verance succeeds on its cross-claims, we may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology.

WE ENTERED THE MARKET FOR CONSUMER SOFTWARE COPY PROTECTION AND RIGHTS
   MANAGEMENT, AND WE DO NOT KNOW IF OUR MOMENTUM WILL CONTINUE IN SELLING OUR PRODUCTS IN THIS MARKET.

      Both the markets for PC hardware and software games publishers have experienced macroeconomic pressures over the last year. Unit sales of PC's have slowed; major PC suppliers have announced weaker financial results than expected. Several PC games software publishers have reported financial difficulties and experienced management and employee turnover. If economic conditions in this segment continue to be difficult, demand for our copy protection and rights management solutions (which is linked to the volume of PC games and consumer application software titles sold) could decline. This would result in lower revenues and operating income for this line of business.

      A number of competitors and potential competitors are developing CD-ROM copy protection and DRM solutions. Many of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. If these competitors provide superior or more cost-effective solutions, our business will be harmed.

WE HAVE RECENTLY ENTERED THE ELM MARKET, AND WE DO NOT KNOW IF WE WILL BE
   SUCCESSFUL IN SELLING OUR PRODUCTS IN THIS MARKET.

      We acquired GLOBETROTTER Software, Inc. in August 2000. GLOBETROTTER's major product line is FLEXlm, a software product that is integrated into independent software vendors' offerings, allowing them to license their software products electronically, and monitor and enforce compliance with their licensed use rights. A second product, GTlicensing allows software vendors to create, ship and track electronic licenses online. Our third product, SAMSuite is an end-user (enterprise) software asset management product. There is no assurance of our ability to grow and be successful in this market and if we are unsuccessful in this market, our business would be harmed.

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

      In some cases, customers make a substantial capital investment when purchasing our software and commit additional resources to installation and deployment. Potential customers spend significant time and resources to determine which software to purchase. Selling our products sometimes requires an extensive sales effort because the decision to adopt electronic licensing generally involves several customer executives in various functions and geographic areas. Due to these factors, our sales cycle is unpredictable, and the number of sales and amount of revenue generated from such sales varies from quarter to quarter.

WE ARE ENTERING THE MARKET FOR MUSIC CD COPY PROTECTION AND RIGHTS MANAGEMENT,
   AND WE DO NOT KNOW IF WE WILL BE SUCCESSFUL IN SELLING OUR PRODUCTS IN THIS MARKET.

      We entered into a strategic relationship with TTR Technologies, Inc. to develop and market a copy protection system that will inhibit casual copying of music CDs using dual-deck CD recorder systems or personal computer systems. A number of competitors and potential competitors may be developing similar and related music copy protection solutions. The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that copy protection degrades the sound quality of the original or that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear whether the major music labels will deploy any copy protection solutions if there is sustained consumer resistance.

      If the market for music CD copy protection fails to develop, or develops more slowly than expected, if our solution does not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST COMPETITIVE TECHNOLOGIES THAT
   MAY BE DEVELOPED IN THE FUTURE OUR BUSINESS WILL BE HARMED.

      We believe that there are currently no significant videocassette copy protection competitors other than companies that have occasionally developed copy protection processor hardware based on our technology for sale in small foreign markets, where we have not sought patent protection. It is possible, however, that a competitive copy protection technology could be developed in the future. For example, our customers could attempt to promote competition by supporting the development of alternative copy protection technologies or solutions, including solutions that deter professional duplication. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business. We believe that our DVD digital-to-analog copy protection system has no competitors, and because of the widespread ecosystem that we have developed (semiconductor suppliers and DVD manufacturer licensees), we believe it would be very difficult for a competitor to enter this space.

      In the video market, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links (the DTLA 5C encryption technology); the 4C pre-recorded media and recordable media copy protection systems; CSS - the basic content scrambling system for the DVD format; the Digital Display Working Group's High Definition Copy Protection ("HDCP") encryption for Digital Video Interfaces ("DVI"). These systems are not directly competitive, but they are sometimes confused with our analog copy protection and the VWM Companies' watermarking systems, and may create uncertainty in the minds of customers - thereby reducing or delaying our licensing opportunities.

      Our primary competition in the ELM market currently comes from independent software vendors who try to develop their own ELM solutions. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. In addition, operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own ELM solutions.

      There are a limited number of competitors in our SafeDisc consumer software copy protection market, including LaserLock and Sony's DADC optical disk manufacturing subsidiary. However, it is possible that our own customers may develop software copy protection technologies on their own, or that personal computer operating system and microprocessor companies, may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

      DRM solutions for consumer software, video, and audio have attracted a number of companies and significant venture capital, including Intertrust, Microsoft and Real Networks. Our SafeWrap tamper-proofing technology is a new field of activity in the DRM and IT industry. As the market is still developing, it is still too early to determine the level of competition or the size of the market. Several of our competitors in the audio copy protection and rights management market, including SunnComm, Sony, and MidBar, have participated in early market trials with one or more major record labels. New competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete.

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

      Further, even with the recent decline in the trading prices of the stocks of technology companies many of those companies continue to reflect price/earnings ratios above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.

WE UTILIZE PRO FORMA REPORTING IN OUR QUARTERLY EARNINGS PRESS RELEASES.

      Since the third quarter of 1999, we have published pro forma results in our quarterly earnings press releases. In each such earnings release, we have included a reconciliation of pro forma earnings to earnings compiled in accordance with Generally Accepted Accounting Principles ("GAAP"). The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be useful to the investment community in analyzing the results of operations. We have not included any such pro forma earnings or reconciliation to GAAP earnings in this annual report. The market price of our stock may fluctuate based on future pro forma results. Pro forma reporting by public companies continues to be questioned by the Securities and Exchange Commission. If we decide to or were required to curtail this pro forma presentation in our quarterly earnings press releases, the market price of our stock could be affected.

ITEM 2. PROPERTIES.

      We are in the process of consolidating our offices in Sunnyvale, California and San Jose, California. As of March 4, 2002, our principal operations have relocated to an 86,785 square foot building in Santa Clara, California. All U.S. sales, marketing and technical personnel for all product divisions (video copy protection, electronic license management and consumer software copy protection and rights management) are now in one location. The lease for the building expires on January 31, 2012, with the right to renew the lease for an additional five years. The size of the building, along with our rights of first negotiation for two adjacent office spaces, should be adequate for our present and future needs.

      We have a leased sales office in Burlington, Massachusetts. We also lease space for sales, marketing and technical staff in South Ruislip, Woodley and Cheshire in the United Kingdom and in Tokyo, Japan, Hong Kong and Taipei, Taiwan.

      The process of consolidating our two California offices will result in increased property rental costs as well as a temporary disruption to the business.

ITEM 3. LEGAL PROCEEDINGS.

      We are involved in legal proceedings related to some of our intellectual property rights.

      Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. On December 27, 1999, we submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of our patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo

High Court regarding its earlier decision. We have been involved in several preparatory proceedings and are seeking that the Tokyo High Court reaffirm its earlier decision. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on our business.

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

      In November 1997, GLOBETROTTER filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBETROTTER litigation. On or around September 1998, GLOBETROTTER filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBETROTTER and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBETROTTER intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, we acquired GLOBETROTTER. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of our motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss our patent infringement suit. We filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted our request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied our reconsideration motion and granted the partial summary judgment motion by Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. We plan to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on our consolidated financial position, results of operation or cash flow. We still have unfair competition & trade practices cause of actions against Rainbow et al. The stay of discovery on the counterclaims has been lifted and witness depositions have commenced. On January 18, 2002, we filed a motion to dismiss some of the counterclaims from Rainbow et al. On February 25, 2002, Judge Fogel held a hearing on our motion to dismiss and our motion to dismiss was granted. The trial for the remaining counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against us.

      On October 23 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counterclaim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with Macrovision to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. We are informed and believe that Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named us as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. In the event Verance succeeds on its cross-claims, we may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology.

      As of December 31, 2001, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

      From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      We did not submit any matters to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Our common stock has been traded on the Nasdaq National Market under the symbol "MVSN" since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock. There have been two 2-for-1 stock splits, one in August 1999 and the other in March 2000. All share and per share information presented have been retroactively adjusted for the effect of both such stock splits.

                                                           HIGH            LOW
                                                           ----            ---

2000
----

First Quarter                                            $ 86.125       $ 30.250
Second Quarter                                           $ 77.000       $ 35.625
Third Quarter                                            $107.000       $ 68.062
Fourth Quarter                                           $ 80.375       $ 39.218

2001
----

First Quarter                                            $ 75.810       $ 34.500
Second Quarter                                           $ 68.500       $ 36.750
Third Quarter                                            $ 71.310       $ 28.410
Fourth Quarter                                           $ 39.920       $ 23.720

      As of March 15, 2002, there were 102 holders of record of our common stock, based upon information furnished by EquiServe, the transfer agent for our securities. We believe, based upon security positions listings, that there are more than 10,600 beneficial owners of our common stock. As of March 15, 2002, there were 51,010,376 shares of common stock outstanding.

      We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all earnings for use in our business operations and in expansion.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth selected consolidated financial data and other operating information. On August 31, 2000, we completed our acquisition of GLOBETROTTER Software, Inc. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBETROTTER. The data have been derived from the combination of Macrovision's and GLOBETROTTER'S audited financial statements as of and for the years ended December 31, 2001, 2000, 1999 and 1998, Macrovision's audited financial statements as of and for the year ended December 31, 1997 and GLOBETROTTER's unaudited financial statements as of and for the year ended December 31, 1997, which, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the data. The financial data and other operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                           2001     2000     1999     1998     1997
                                                         -------  -------  -------  -------  --------
                                                             (in thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues                                             $98,813  $80,116  $52,076  $36,446  $ 31,063
                                                         -------  -------  -------  -------  --------
Costs and expenses:
   Cost of revenues                                        5,848    5,425    4,885    2,435     2,693
   Research and development                                9,285    7,822    6,463    4,072     3,541
   Selling and marketing                                  18,138   15,037   12,713    9,652     8,857
   General and administrative                             13,245   12,717    7,169    7,437     6,285
   Amortization of goodwill and other intangibles
     from acquisitions (1)                                10,870    4,878    1,600       --        --
   Amortization of deferred stock-based compensation(2)    9,591   15,533       --       --        --
   In-process research and development (3)                    --       --    4,285       --        --
   Restructuring expenses                                  2,214       --       --       --        --
                                                         -------  -------  -------  -------  --------
     Total costs and expenses                             69,191   61,412   37,115   23,596    21,376
                                                         -------  -------  -------  -------  --------
     Operating income                                     29,622   18,704   14,961   12,850     9,687
Impairment losses on investments                           6,860       --       --       --        --
Interest and other income (expense), net                  10,397   10,714    1,634    1,179       480
                                                         -------  -------  -------  -------  --------
     Income before income taxes                           33,159   29,418   16,595   14,029    10,167
Income taxes                                              13,974   15,825    4,108    4,020     2,447
                                                         -------  -------  -------  -------  --------
      Net income                                          19,185   13,593   12,487   10,009     7,720
Preferred stock dividends                                     --       --       --       --      (156)
                                                         -------  -------  -------  -------  --------
      Net income available to common stockholders        $19,185  $13,593  $12,487  $10,009  $  7,564
                                                         =======  =======  =======  =======  ========

Basic earnings per share                                 $  0.38  $  0.28  $  0.28  $  0.25  $   0.22
                                                         =======  =======  =======  =======  ========

Shares used in computing basic earnings per share (1)
                                                          50,216   49,135   45,031   40,850    34,739
                                                         =======  =======  =======  =======  ========

Diluted earnings per share                               $  0.37  $  0.26  $  0.27  $  0.23  $   0.21
                                                         =======  =======  =======  =======  ========

Shares used in computing diluted earnings per share(1)    51,746   51,386   47,096   43,046    36,675
                                                         =======  =======  =======  =======  ========

(1)   See Note 1 of Notes to Consolidated Financial Statements

(2) The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth in the table below

(3) In connection with the purchase of C-Dilla, Ltd. in June 1999, we allocated and expensed $4.3 million of the purchase price to in-process research and development projects.

                                                   Year Ended December 31,
                                           -------------------------------------
                                             2001     2000    1999   1998   1997
                                           -------  -------  -----  -----  -----
AMORTIZATION OF DEFERRED STOCK-BASED
COMPENSATION EXPENSE:                                   (in thousands)

Cost of revenues                           $   468  $   428  $  --  $  --  $  --
Research and development                     1,999    3,064     --     --     --
Selling and marketing                        5,219   10,645     --     --     --
General and administrative                   1,905    1,396     --     --     --
                                           -------  -------  -----  -----  -----
                                           $ 9,591  $15,533  $  --  $  --  $  --
                                           =======  =======  =====  =====  =====

                                                      December 31,
                                   ------------------------------------------------
                                     2001      2000      1999      1998      1997
                                   --------  --------  --------  --------  --------
CONSOLIDATED BALANCE SHEET DATA:                    (in thousands)
Cash, cash equivalents, short and
  long term investments            $231,048  $217,441  $ 36,162  $ 27,483  $ 13,761

Working capital                     144,676   123,895    38,860    29,431    15,969
Total assets                        342,869   296,438   132,690    70,530    33,491
Long-term obligations, net of
  current portion                        33        56       133       367       476
Total stockholders' equity          318,200   275,975   102,273    60,292    25,306

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THE FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

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

      The following table provides net revenues information by product line (dollars in thousands):
                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------     -------     -------
Video Copy Protection:
     DVD                                         $37,610     $20,867     $ 8,629
     Videocassette                                11,509      12,899      15,877
     Pay-Per-View                                 13,207      15,062       7,477
Consumer Software Copy Protection                 10,062       8,372       4,754
Electronic License Management Software            25,643      21,770      14,686
Other                                                782       1,146         653
                                                 -------     -------     -------
Total                                            $98,813     $80,116     $52,076
                                                 =======     =======     =======

      The following table provides percentage of net revenue information by product line:
                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2001      2000      1999
                                                     ------    ------    ------
Video Copy Protection:
     DVD                                               38.0%     26.0%     16.6%
     Videocassette                                     11.6      16.1      30.5
     Pay-Per-View                                      13.4      18.8      14.4
Consumer Software Copy Protection                      10.2      10.5       9.1
Electronic License Management Software                 26.0      27.2      28.2
Other                                                   0.8       1.4       1.2
                                                     ------    ------    ------
Total                                                 100.0%    100.0%    100.0%
                                                     ======    ======    ======

VIDEO COPY PROTECTION.

      Our customers have included the home video divisions of members of the Motion Picture Association of America, more than 500 videocassette duplication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes. We typically receive per unit royalties based upon the number of copy protected videocassettes or DVDs that are produced by Motion Picture Association of America studios or other content owners. Royalties from Motion Picture Association of America studios represented a significant portion of such fees in 2001, 2000 and 1999.

      DVD COPY PROTECTION. In 1997, we introduced copy protection for DVDs. Our customers have included members of the Motion Picture Association of America and "Special Interest" rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive annual license fees from DVD hardware manufacturers. DVD copy protection revenue represented 38.0%, 26.0% and 16.6% of our net revenues in 2001, 2000 and 1999, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution.

      VIDEOCASSETTE COPY PROTECTION. As expected, in 2001 our videocassette copy protection revenues continued to decline, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Videocassette copy protection revenues represented 11.6%, 16.1% and 30.5% of our net revenues in 2001, 2000 and 1999, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

      PPV COPY PROTECTION. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive digital PPV copy protection revenues from hardware royalties, up-front license fees, and PPV programming royalties. Digital PPV revenues were 13.4%, 18.8% and 14.4% of our net revenues in 2001, 2000 and 1999, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. To date, such transaction-based royalty payments have not been significant. The decrease in our PPV copy protection revenues is due to the overall slowdown in the worldwide market for digital set top boxes.

CONSUMER SOFTWARE COPY PROTECTION AND RIGHTS MANAGEMENT

      In 1998, we made a minority equity investment in C-Dilla, Ltd. (Woodley, UK) and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for approximately $12.8 million in cash, 218,398 shares of our common stock then valued at $5.1 million and stock option grants of Macrovision stock then valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. Due to increased market acceptance of our solution, we expect revenues from Consumer Software Copy Protection to increase in 2002. We typically receive license fees based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. Consumer software copy protection revenues represented 10.2%, 10.5% and 9.1% of our net revenues in 2001, 2000 and 1999, respectively.

ELECTRONIC LICENSE MANAGEMENT SOFTWARE

      In August 2000, we acquired GLOBETROTTER Software, Inc., a leading supplier of electronic licensing and license management technology to software vendors and supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of GLOBETROTTER. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBETROTTER Software, Inc. GLOBETROTTER generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 26.0%, 27.2% and 28.2% of our net revenues in 2001, 2000 and 1999, respectively. Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures. Demand for our technology is driven, to some degree, by end user demand for software applications. If economic conditions for software vendors continue to be difficult, demand for our ELM technology could decline.

COSTS AND EXPENSES

      Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners, costs of equipment used to apply our technology and royalties due C-Dilla based on revenues from copy protection of CD-ROMs prior to our June 1999 acquisition. Also included in cost of revenues are software product support, patent defense costs and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

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

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

REVENUE RECOGNITION AND COST OF REVENUE

      Our revenue recognition policy is detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements. Management has made significant judgments related to revenue recognition; specifically, evaluating whether our fee relating to an arrangement is fixed or determinable and assessing whether collectibility is probable. These judgments are discussed below.

      FEE IS FIXED OR DETERMINABLE. In order to recognize revenue, we must make a judgment as to whether our fee is fixed or determinable. Except in cases where we grant extended payment terms to a specific customer, we have determined our fees are fixed or determinable at the inception of our arrangements based on the following:

      o The fee our customers pay for our products is negotiated at the outset of an arrangement, and is generally based on the specific volume of products to be delivered.

      o Our license fees are not a function of variable-pricing mechanisms or retail market success of our customers such as the number of units distributed or copied by the customer, or the expected number of users of the product delivered.

      Our customary payment terms are such that 100% of the arrangement fee is due within one year or less. These customary payment terms are supported by historical practice and concessions have not been granted to customers under this policy. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized when amounts become due and payable.

      COLLECTIBILITY IS PROBABLE. In order to recognize revenue, we must make a judgment of the collectibility of our fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

VALUATION OF STRATEGIC INVESTMENTS

      As of December 31, 2001, the adjusted cost of our strategic investments totaled $58.1 million. We review our investments in non-public companies and estimate the amount of any impairment incurred during the current year based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from most recent financing rounds. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. Based on these measurements, $6.9 million in impairment losses were recorded during the year ended December 31, 2001.

VALUATION OF INTANGIBLE ASSETS

      Intangible assets, net of accumulated amortization, totaled $25.0 million as of December 31, 2001. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, workforce, non-compete agreements and customer base. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of the fiscal year. No impairment charges for intangible assets were recorded during the current year based on these measurements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve for all accounts receivable aged greater than 90 days, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends takes, international situations (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There has been little fluctuation in the allowance for doubtful accounts other than growth associated with the overall growth of our revenues.

INCOME TAXES

      Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of December 31, 2001, deferred tax assets net of a $1.4 million valuation allowance, totaled $5.8 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                      --------------------------
                                                                       2001      2000      1999
                                                                      ------    ------    ------
Net revenues                                                           100.0%    100.0%    100.0%
                                                                      ------    ------    ------
Costs and expenses:
   Cost of revenues                                                      5.9       6.8       9.4
   Research and development                                              9.4       9.8      12.4
   Selling and marketing                                                18.4      18.8      24.4
   General and administrative                                           13.4      15.9      13.8
   Amortization of goodwill and other intangibles from acquisitions     11.0       6.0       3.1
   Amortization of deferred stock-based compensation                     9.7      19.4        --
   In-process research and development                                    --        --       8.2
   Restructuring expenses                                                2.2        --        --
                                                                      ------    ------    ------
      Total costs and expenses                                          70.0      76.7      71.3
                                                                      ------    ------    ------
      Operating income                                                  30.0      23.3      28.7
   Impairment losses on investments                                      7.0        --        --
   Interest and other income, net                                       10.5      13.4       3.1
                                                                      ------    ------    ------
      Income before income taxes                                        33.5      36.7      31.8
   Income taxes                                                         14.1      19.7       7.8
                                                                      ------    ------    ------
      Net income                                                        19.4%     17.0%     24.0%
                                                                      ======    ======    ======

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

      The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                                                     $          %
                                          2001           2000      CHANGE    CHANGE
                                        --------       --------   --------   ------
Video Copy Protection
   DVD                                  $ 37,610       $ 20,867   $ 16,743    80.2%
   Videocassette                          11,509         12,899     (1,390)   (10.8)
   Pay-Per-View                           13,207         15,062     (1,855)   (12.3)
Consumer Software Copy Protection         10,062          8,372      1,690    20.2
Electronic License Management Software    25,643         21,770      3,873    17.8
Other                                        782          1,146       (364)   (31.8)
                                        --------       --------   --------
Total Net Revenue                       $ 98,813       $ 80,116   $ 18,697    23.3%
                                        ========       ========   ========

      NET REVENUES. Our net revenues for 2001 increased 23.3% from $80.1 million in 2000 to $98.8 million in 2001. DVD copy protection revenues increased $16.7 million or 80.2% from $20.9 million in 2000 to $37.6 million in 2001, due to the continued strong growth of the DVD format and our continued high penetration among Hollywood studio customers. Revenues from videocassette copy protection decreased $1.4 million or 10.8% from $12.9 million in 2000 to $11.5 million in 2001, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $1.9 million or 12.3% from $15.1 million in 2000 to $13.2 million in 2001 due to the continued softness in digital set top box market. Consumer Software Division revenues increased $1.7 million or 20.2% from $8.4 million in 2000 to $10.1 million in 2001 due to the increased market penetration in our SafeDisc business. Revenues from our GLOBETROTTER Software Division increased $3.9 million or 17.8% from $21.8 million in 2000 to $25.6 million in 2001 primarily due to increased market penetration despite the difficult economic environment for enterprise software. Other revenue decreased $364,000 or 31.8% from $1.1 million in 2000 to $782,000 in 2001, primarily from the decrease in royalties from our pay TV analog scrambling technology shipments into Brazil by one of our licensees.

      COST OF REVENUES. Cost of revenues as a percentage of net revenues decreased from 6.8% for 2000 to 5.9% for 2001. This decrease was primarily due to the higher level of revenues in 2001 from royalties and license fees from our video copy protection business. Cost of revenues increased $423,000 from $5.4 million in 2000 to $5.8 million in 2001 primarily due to higher volumes of replication associated with higher revenue levels as DVD copy protection revenues increased from 26% of net revenues in 2000 to 38% in 2001. The increase was also slightly offset by a decrease in patent related costs. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expenses related to the purchase of the assets and liabilities of Productivity through Software plc ("PtS"). We anticipate gross margin may increase as a result of increases in royalties and license revenues.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.5 million or 18.7% from $7.8 million in 2000 to $9.3 million in 2001. The increase is primarily due to research and development activities in our Video Technology, Consumer Software and GLOBETROTTER Software Divisions. Research and development expenses decreased as a percentage of net revenues from 9.8% in 2000 to 9.4% in 2001. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we develop new technologies across all our business areas.

      SELLING AND MARKETING. Selling and marketing expenses increased by $3.1 million or 20.6% from $15.0 million in 2000 to $18.1 million in 2001. This increase was primarily due to increased headcount. Selling and marketing expenses decreased as a percentage of net revenues from 18.8% in 2000 to 18.4% in 2001. Selling and marketing expenses are expected to increase in absolute terms over the prior year periods as we continue to expand our efforts in selling and marketing consumer software, electronic license management software and other digital rights management products.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $528,000 or 4.2% from $12.7 million in 2000 to $13.2 million in 2001, primarily due to increased headcount. General and administrative expenses decreased as a percentage of net revenues from 15.9% in 2000 to 13.4% in 2001. General and administrative expenses are expected to increase in absolute terms over the prior periods as we continue to expand our administrative support infrastructure to serve a larger, more diversified business.

      AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS. We amortize intangibles relating to the acquisition of C-Dilla, in June of 1999, on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, retention of workforce, non-compete agreements and goodwill. We amortized $3.0 million in each of 2001 and 2000 related to goodwill and other intangibles from the acquisition of C-Dilla.

      In October 2000, we acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). We paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. We were subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition. During the years ended December 31, 2001 and 2000, we paid $1.2 million and $200,000 of contingent consideration costs, respectively. The purchase price was allocated to employee retention, PtS's customer base and other goodwill. We amortize these intangibles on a straight-line basis over three years. Excluding cumulative translation adjustments, goodwill and other intangibles associated with the transaction amounted to $24.7 million as of December 31, 2001. We amortized $7.9 million and $1.9 million in 2001 and 2000, respectively. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", goodwill and workforce in place will not amortize beginning in fiscal year 2002. These assets will be assessed for impairment at least on an annual basis.

      AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of GLOBETROTTER, approximately 783,742 GLOBETROTTER employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for 2001 and 2000 was $9.6 million and $15.5 million, respectively. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

      RESTRUCTURING EXPENSES. During the fourth quarter of 2001, we eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions. This reprofiling affected less than 10% of our employees and resulted in a non-recurring charge of $2.2 million. The charge consisted of cash severance payments and non-cash compensation expense relating to the accelerated vesting of certain stock options.

      IMPAIRMENT LOSSES ON INVESTMENTS. During 2001, we recorded charges totaling $6.9 million, relating to other than temporary impairment of certain strategic investments.

      INTEREST AND OTHER INCOME, NET. Interest and other income decreased $317,000 or 3% from $10.7 million in 2000 to $10.4 million in 2001, primarily from declining interest rates and lower interest bearing investment balances as we increased our minority equity investments.

      INCOME TAXES. We recorded income taxes of $14.0 million and $15.8 million for 2001 and 2000, respectively. Income tax expense represents combined federal and state taxes at effective rates of 42.1% and 53.8% for 2001 and 2000, respectively. The decrease in the effective tax rate was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions and also due to a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

      The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                       Years ended December 31,
                                       ------------------------
                                                                     $         %
                                         2000            1999      Change    Change
                                       --------        --------   --------   ------
Video Copy Protection
   DVD                                 $ 20,867        $  8,629   $ 12,238    141.8
   Videocassette                         12,899          15,877     (2,978)   (18.8)%
   Pay-Per-View                          15,062           7,477      7,585    101.4
Consumer Software Copy Protection         8,372           4,754      3,618     76.1
Electronic License Management Software   21,770          14,686      7,084     48.2
Other                                     1,146             653        493     75.5
                                       --------        --------   --------
Total                                  $ 80,116        $ 52,076   $ 28,040     53.8%
                                       ========        ========   ========

      NET REVENUES. Our net revenues for 2000 increased 53.8% from $52.1 million in 1999 to $80.1 million in 2000. Revenues from videocassette copy protection decreased $3.0 million or 18.8% from $15.9 million in 1999 to $12.9 million in 2000, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. DVD copy protection revenues increased $12.2 million or 141.8% from $8.6 million in 1999 to $20.9 million in 2000, due to increases in DVD shipments as the market for both DVD players and DVD titles continued to expand. Digital PPV copy protection revenues increased $7.6 million or 101.4% from $7.5 million in 1999 to $15.1 million in 2000 due to the continued roll-out of copy protection enabled digital set-top boxes in the direct broadcast satellite ("DBS") and cable TV markets, along with the conversion of legacy analog set-top boxes by certain operators. Consumer Software Copy Protection revenues increased $3.6 million or 76.1% from $4.8 million in 1999 to $8.4 million in 2000 due to the increased deployment of our solution by several major software publishers and adoption by new customers. Revenues from our electronic license management software products increased $7.1 million or 48.2% from $14.7 million in 1999 to $21.8 million in 2000 primarily due to growth in ELM software acceptance by independent software vendors ("ISVs"). Other revenue increased $493,000 or 75.5% from $653,000 in 1999 to $1.1 million in 2000, primarily from royalties on our pay TV analog scrambling technology shipments into Brazil by one of our licensees.

      COST OF REVENUES. Cost of revenues as a percentage of net revenues declined from 9.4% for 1999 to 6.8% for 2000. This decrease was primarily due to the higher level of revenues in 2000 from royalties and license fees, which had a substantially lower cost. Cost of revenues increased $540,000 from $4.9 million in 1999 to $5.4 million in 2000 primarily due to higher duplicator/replicator fees associated with a higher volume of duplication, royalty costs associated with our watermarking license agreement with Digimarc, and the write-off of our patents related to our legacy video scrambling products, offset by lower patent defense costs and inventory reserves. Cost of revenues includes items such as product costs, duplicator/replicator fees, video copy protection processor costs, patent amortization, patent defense costs and royalty expense prior to the acquisition of C-Dilla.

      RESEARCH AND DEVELOPMENT Research and development expenses increased by $1.3 million or 21.0% from $6.5 million in 1999 to $7.8 million in 2000. The increased expenses related to software development activities at C-Dilla that were included in Macrovision's operations for approximately six months of 1999. This increase was offset by reimbursement from TTR of expenses relating to the SafeAudio CD copy protection project and lower expenses for GLOBETROTTER rights management software products. There were one-time charges in 1999 relating to licensing fees for technology and bonuses paid to engineering employees at C-Dilla. Research and development expenses decreased as a percentage of net revenues from 12.4% in 1999 to 9.7% in 2000.

      SELLING AND MARKETING. Selling and marketing expenses increased by $2.3 million or 18.3% from $12.7 million in 1999 to $15.0 million in 2000. This increase was primarily due to the increased selling and marketing expenses in our consumer software copy protection and electronic license management businesses, resulting from increased headcount. Selling and marketing expenses decreased as a percentage of net revenues from 24.4% in 1999 to 18.8% in 2000.

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

      In October 2000, we acquired certain assets of PtS. We paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. We were subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition. As of December 31, 2000, we paid $200,000 related to such contingent payments. The purchase price was allocated to employee retention, PtS's customer base and other goodwill. We will amortize these intangibles on a straight-line basis over three years. Goodwill and other intangibles associated with the transaction amounted to $23.5 million as of December 31, 2000. We amortized $1.9 million of goodwill and other intangibles in 2000.

      AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of GLOBETROTTER, approximately 783,742 GLOBETROTTER employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the year ended December 31, 2000 was $15.5 million. The expense associated with the stock-based compensation award will continue to result in substantial non-cash compensation charges to future earnings.

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

                        QUARTERLY RESULTS OF OPERATIONS

      On August 31, 2000, we completed the acquisition of GLOBETROTTER Software, Inc. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of GLOBETROTTER. The following table sets forth certain quarterly unaudited consolidated financial data for the periods indicated, as well as the percentage of our net revenues represented by such data. The data have been derived from our unaudited consolidated financial statements and, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Such data should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                 QUARTER ENDED (IN THOUSANDS)
                                                                           (UNAUDITED)
                                   -----------------------------------------------------------------------------------------
                                                       2001                                          2000
                                   -------------------------------------------    ------------------------------------------
                                      Q1          Q2          Q3         Q4          Q1          Q2         Q3         Q4
                                   --------    --------    --------   --------    --------    --------   --------   --------
Net Revenues                       $ 22,974    $ 25,764    $ 23,043   $ 27,032    $ 16,171    $ 18,686   $ 20,446   $ 24,813

Costs and Expenses:
   Cost of revenues                   1,992       1,436       1,043      1,377       1,476       1,036      1,476      1,437
   Research and development           2,322       2,528       1,990      2,445       1,570       1,768      2,114      2,370
   Selling and marketing              4,040       4,796       4,434      4,868       3,276       3,907      3,418      4,436
   General and administrative         3,168       3,719       3,063      3,295       2,451       2,639      4,657      2,970
   Amortization of goodwill
     and other intangibles            2,683       2,682       2,723      2,782         743         743        743      2,649
     from acquisitions
   Amortization of deferred
     stock-based compensation(1)      3,031       2,210       2,194      2,156       8,732       2,115      2,405      2,281
   Restructuring expense                 --          --          --      2,214          --          --         --         --
                                   --------    --------    --------   --------    --------    --------   --------   --------
     Total costs and expenses        17,236      17,371      15,447     19,137      18,248      12,208     14,813     16,143

     Operating income (loss)          5,738       8,393       7,596      7,895      (2,077)      6,478      5,633      8,670

Interest and other income, net        2,696       2,844       2,472      2,385       2,002       2,892      3,127      2,693
Impairment losses on investments     (1,160)     (2,200)         --     (3,500)         --          --         --         --
                                   --------    --------    --------   --------    --------    --------   --------   --------
     Income (loss) before income
       taxes                          7,274       9,037      10,068      6,780         (75)      9,370      8,760     11,363

Income Taxes                          3,648       3,981       3,665      2,680       2,853       3,648      3,957      5,367
                                   --------    --------    --------   --------    --------    --------   --------   --------

     Net Income                    $  3,626    $  5,056    $  6,403   $  4,100    $ (2,928)   $  5,722   $  4,803   $  5,996
                                   ========    ========    ========   ========    ========    ========   ========   ========

     Basic EPS                     $   0.07    $   0.10    $   0.13   $   0.08    $  (0.06)   $   0.12   $   0.10   $   0.12
                                   ========    ========    ========   ========    ========    ========   ========   ========

     Diluted EPS                   $   0.07    $   0.10    $   0.12   $   0.08    $  (0.06)   $   0.11   $   0.09   $   0.12
                                   ========    ========    ========   ========    ========    ========   ========   ========

(1) The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

   Cost of revenues                $    117    $    117    $    117   $    117    $     86    $    108   $    117   $    117
   Research and development             505         505         505        484       1,304         775        505        480
   Selling and marketing              1,342       1,292       1,300      1,285       7,078         864      1,401      1,302
   General and administrative         1,067         296         272        270         264         368        382        382
                                   --------    --------    --------   --------    --------    --------   --------   --------
                                   $  3,031    $  2,210    $  2,194   $  2,156    $  8,732    $  2,115   $  2,405   $  2,281
                                   ========    ========    ========   ========    ========    ========   ========   ========

                                              QUARTERLY RESULTS OF OPERATIONS AS A % OF REVENUE
                                                                 (UNAUDITED)
                                   ----------------------------------     ---------------------------------
                                                  2001                                   2000
                                   ----------------------------------     ---------------------------------
                                     Q1        Q2        Q3       Q4        Q1        Q2       Q3       Q4
                                   -----     -----     -----    -----     -----     -----    -----    -----
Net Revenues                       100.0%    100.0%    100.0%   100.0%    100.0%    100.0%   100.0%   100.0%

Costs and Expenses:
   Cost of revenues                  8.6       5.6       4.6      5.1       9.1       5.5      7.2      5.8
   Research and development         10.1       9.8       8.6      9.0       9.7       9.5     10.3      9.6
   Selling and marketing            17.6      18.6      19.2     18.0      20.3      20.9     16.7     17.8
   General and administrative       13.8      14.4      13.3     12.2      15.2      14.1     22.8     12.0
   Amortization of goodwill and
     other intangibles from         11.7      10.4      11.8     10.3       4.6       4.0      3.6     10.7
     acquisitions
   Amortization of deferred
     stock-based compensation       13.2       8.6       9.5      8.0      54.0      11.3     11.8      9.2
   Restructuring expense              --        --        --      8.2        --        --       --       --
                                   -----     -----     -----    -----     -----     -----    -----    -----

     Total costs and expenses       75.0      67.4      67.0     70.8     112.9      65.3     72.4     65.1

     Operating income (loss)        25.0      32.6      33.0     29.2     (12.9)     34.7     27.6     34.9

Interest and other income, net      11.7      11.0      10.7      8.8      12.4      15.4     15.2     10.9
Impairment losses on investments    (5.0)     (8.5)       --    (12.9)       --        --       --       --
                                   -----     -----     -----    -----     -----     -----    -----    -----

     Income (loss) before income
       taxes                        31.7      35.1      43.7     25.1      (0.5)     50.1     42.8     45.8


Income Taxes                        15.9      15.5      15.9      9.9      17.6      19.5     19.3     21.6
                                   -----     -----     -----    -----     -----     -----    -----    -----

     Net Income                     15.8%     19.6%     27.8%    15.2%    (18.1)%    30.6%    23.5%    24.2%
                                   =====     =====     =====    =====     =====     =====    =====    =====

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

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $35.0 million, $36.5 million and $18.7 million in 2001, 2000 and 1999, respectively. Cash provided by operating activities decreased $1.5 million from $36.5 million in 2000 to $35.0 million in 2001. The decrease is primarily due to the increase in accounts receivable at December 31, 2001. In addition, the availability of cash generated by our operations could be affected by other business risks discussed in the "Risk Factor" section.

      Investing activities used net cash of $38.4 million, $165.1 million, and $12.6 million in 2001, 2000 and 1999, respectively. Cash used in investing activities decreased $126.7 million from $165.1 in 2000 to $38.4 million in 2001. The decrease is mainly due to higher investing activities in 2000 which was the result of $146.1 million of proceeds from the sale of common stock, reduced activity in equity investments and the purchase of PtS assets in 2000. We made capital expenditures of $3.7 million, $1.7 million and $495,000 in 2001, 2000 and 1999, respectively. The increase in capital expenditures of $2.0 million from $1.7 million in 2000 to $3.7 million in 2001 is primarily due to the purchase and implementation of a new enterprise resource planning ("ERP") system. We also paid $2.7 million, $811,000, and $541,000 in 2001, 2000 and
1999, respectively, related to patents and other intangibles during those periods.

      Net cash provided by (used in) financing activities was $7.2 million, $146.3 million and $(6.1) million in 2001, 2000 and 1999, respectively. In 2000, net cash of $146.1 million was provided from our January public offering and proceeds from issuance of stock under various stock option plans partially offset by GLOBETROTTER's dividend distribution to its shareholders prior to its being acquired by Macrovision.

      At December 31, 2001, we had $26.1 million in cash and cash equivalents, $83.4 million in short-term investments and $121.5 million in long-term marketable investment securities, which includes the fair market valuation of our holdings in Digimarc and TTR, which we presently intend to hold for the long term. We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $4.7 million. We also plan to use cash resources to fund the consolidation of our California facilities. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We also have future minimum lease payments of approximately $32.0 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

      We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times ranging from 2003 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

      CONTRACTUAL OBLIGATIONS

      The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2001 were as follows (in thousands):

                Contractual Obligations                       Operating
                                                               Leases
                                                               -------
          2002                                                 $ 3,140
          2003                                                   2,784
          2004                                                   2,829
          2005                                                   2,920
          2006                                                   3,023
          2007 and thereafter                                   17,334
                                                               -------
          Total                                                $32,030
                                                               =======

      Because a significant portion of our cash inflows were generated by operations during 2001, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electric license management products, or due to other business risks discussed in the "Risk Factor" section.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets".

      SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. We adopted the provisions of SFAS No. 141 commencing July 1, 2001. We have not effected any business combinations in 2001 and the adoption of SFAS No. 141 is not expected to have an impact on our financial position or results of operations.

      SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. We will adopt SFAS No. 142 on January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, we are required to perform a transitional impairment test for all recorded goodwill within six months and if necessary, determine the amount of an impairment loss by the end of the second quarter of fiscal year 2002. The adoption of SFAS No. 142 will reduce the amount of amortization of goodwill and intangible assets by approximately $2.0 million per quarter, including the impact of all acquisitions through December 31, 2001. In addition, approximately $742,000 of intangible assets previously allocated to workforce in place will be subsumed into goodwill as of January 1, 2002. On adoption, management will evaluate the effect, if any, of the required impairment testing on our recorded goodwill, which had a net book value of $25.0 million at December 31, 2001.

      In August 2001 the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations", and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002, and SFAS No. 143 will be adopted effective January 1, 2003. The effect of adopting these Statements is not expected to have material effect on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

      FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $185.0 million as of December 31, 2001. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $890,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of December 31, 2001. Yield risk is also reduced by keeping the weighted average maturity of our portfolio at 12 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

      FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the U.K. and Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

      STRATEGIC INVESTMENTS. We currently hold minority equity interests in CAC, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia, Widevine Technologies and TTR. These investments, totaling $58.1 million, represented 16.9% of our total assets as of December 31, 2001. CAC, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2001, we wrote off $6.9 million of strategic investments resulting from impairment that was other than temporary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLELEMENTARY DATA.

      The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

      The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 23, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 23, 2002.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (A)   1. FINANCIAL STATEMENTS

            The following statements are filed as part of this report:

            o     Report of Independent Auditors (See F-2)

            o     Consolidated Balance Sheets at December 31, 2001 and 2000 (See
                  F-3)

            o Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999 (see F-4)

            o Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999 (see F-5)

            o Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 (See F6)

            o     Notes to Consolidated Financial Statements (See F-7)

      2. FINANCIAL STATEMENT SCHEDULES

      The Schedule of Valuation and Qualifying Accounts is contained in footnote 2 to the Consolidated Financial Statements.

      3. EXHIBITS

2.01 Agreement and Plan of Merger with GLOBETROTTER Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000. (1)

2.02 Agreement For Sale of Shares relating to C-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of C-Dilla Limited. (2/*)

2.03 Business Sale Agreement among Productivity through Software PLC, C-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000. Pursuant to Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (3/*)

3.01 Amended and Restated Certificate of Incorporation of Macrovision Corporation. (4)

3.02 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation. (3)

3.03 Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000. (3)

10.01    Stock Option Plan and related documents of Macrovision Corporation. (5)

10.02 Macrovision Corporation's 1996 Equity Incentive Plan and related documents. (5)

10.03    Macrovision Corporation's 1996 Directors Stock Option Plan. (5)

10.04 Macrovision Corporation's 1996 Employee Stock Purchase Plan and related documents. (5)

10.05    Macrovision Corporation's Executive Incentive Plan. (5)

10.06    Macrovision Corporation's 2000 Equity Incentive Plan. (6)

10.07    Offer Letter to Ian R. Halifax dated October 8, 1999. (3)

10.08 Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers. (5)

10.09 Recapitalization and Stock Purchase Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation.
         (5)

10.10 Restricted Stock Acquisition Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November 29, 1996. (5)

10.11 Technology Transfer and Royalty Agreement dated as of July 31, 1996, between Macrovision Corporation and Command Audio Corporation, and First Amendment dated as of November 29, 1996. (5)

10.12 Letter dated December 6, 1996 from Macrovision Corporation to Command Audio Corporation. (5)

10.20 Lease Agreement dated April 21, 1995, by and between Macrovision Corporation and Caribbean Geneva Investors. (5)

10.21 Standard Sublease dated September 21, 1995, by and between Macrovision Corporation and Deutsch Technology Research, together with Lease Agreement dated May 26, 1992, by and between Macrovision Corporation and Crossroads Investment Group. (5)

10.24 Second Amendment to Restricted Stock Acquisition Agreement dated as of January 29, 1997 by and between Macrovision Corporation and Command Audio Corporation. (5)

10.25 Letter dated February 10, 1997 from Macrovision Corporation to Command Audio Corporation. (5)

10.26 Promissory Note dated January 7, 1997 executed by Command Audio Corporation. (5)

10.27 Letter Agreement dated November 24, 1999 between Macrovision Corporation and TTR Technologies, Inc. (7/*)

10.28 Subscription Agreement between Macrovision Corporation and C-Dilla Limited dated February 17, 1998. (8/*)

10.29 Software Marketing License and Development Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998. (9/*)

10.30 Digimarc Corporation Series C Preferred Stock Purchase Agreement by and among Digimarc Corporation and the Several Purchasers Named in Schedule
         I. (10)

10.31    Key Employee Agreement dated August 31, 2000 for Matthew Christiano.
         (3)

10.32    Key Employee Agreement dated August 31, 2000 for Sallie Calhoun. (3)

10.33 Standard Office Lease dated February 1, 2000 by and between GLOBETROTTER Software, Inc. and the Christiano Family Trust and Amendment No. 1 to the Lease. (3)

10.34 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick. (11)

10.35 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Brian Dunn. (11)

10.36 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty. (11)

10.37 Executive Severance and Arbitration Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky. (11)

10.38 Employment Protection Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky. (11)

10.39 Lease Between WB Airport Technology, L.L.C. ("Landlord") and Macrovision Corporation ("Tenant"). (11)

21.01    List of subsidiaries.

23.01    Consent of KPMG LLP, Independent Auditors.

----------
1     Incorporated by reference to Annex B to our 2000 Definitive Proxy
        Statement filed on July 28, 2000 pursuant to Schedule 14A. Pursuant to
        Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.
2     Incorporated by reference to Exhibit 2.01 of our Form 8-K dated as of June
        18, 1999. Pursuant to Item 601(b)(2) of Regulation of S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.
3     Incorporated by reference to the exhibit of the same number to our Form
        10-K filed on April 2, 2001.
4     Incorporated by reference to Exhibit 3.02 of our Registration Statement on
        Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.
5     Incorporated by reference to the exhibit of the same number in our
        Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997.
6     Incorporated by reference to Annex D to our 2000 Definitive Proxy
        Statement filed on July 28, 2000 pursuant to Schedule 14A.
7     Incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-3 (Registration No. 333-93477) declared effective on
        January 24, 2000.
8     Incorporated by reference to Exhibit 10.01 to our Form 10-QSB/A filed on
        June 23, 1998.
9     Incorporated by reference to Exhibit 10.02 to our Form 10-QSB filed on May
        15, 1998.
10    Incorporated by reference to Exhibit 1 to our Schedule 13-D filed on June
        23, 2000.
11    Incorporated by reference to the exhibit of the same number to our Form
        10-Q filed on November 13, 2001.
* Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

      (B) REPORTS ON FORM 8-K:

      We filed two Form 8-Ks during the fourth quarter of 2001, relating to: (a) net revenue and pro forma earnings results for the third quarter, and the announcement that William A. Krepick, Macrovision's Chief Operating Officer, has been elected to act as Chief Executive Officer, replacing John O. Ryan (filed October 29, 2001); and (b) mid-quarter earnings estimates for the fourth quarter of 2001 and initial guidance for calendar year 2002 (filed December 12, 2001).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of March, 2002.

                                        MACROVISION CORPORATION


                                        By: /s/ William Krepick
                                           -------------------------------------
                                           William A.  Krepick
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

NAME                                    TITLE                                         DATE
----                                    -----                                         ----
PRINCIPAL FINANCIAL OFFICER AND
   PRINCIPAL ACCOUNTING OFFICER:


/s/ Ian R. Halifax                      Vice President, Finance and Administration    March 29, 2002
-----------------------------------       and Chief Financial Officer
Ian R. Halifax

ADDITIONAL DIRECTORS:


/s/ John O. Ryan                        Chairman of the Board of Directors            March 29, 2002
-----------------------------------
John O. Ryan


/s/ William A. Krepick                  Director                                      March 29, 2002
-----------------------------------
William A.  Krepick


/s/ Matthew Christiano                  Director                                      March 29, 2002
-----------------------------------
Matthew Christiano


/s/ Donna S. Birks                      Director                                      March 29, 2002
-----------------------------------
Donna S. Birks


/s/ William N. Stirlen                  Director                                      March 29, 2002
-----------------------------------
William N. Stirlen


/s/ Thomas Wertheimer                   Director                                      March 29, 2002
-----------------------------------
Thomas Wertheimer

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of KPMG LLP, Independent Auditors                                    F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Income                                           F-4

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income (Loss)                                               F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Macrovision Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ KPMG LLP

Mountain View, California
February 20, 2002

                    MACROVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                               DECEMBER 31,
                                                                         ----------------------
                                                                           2001          2000
                                                                         ---------    ---------
Current assets:
   Cash and cash equivalents                                             $  26,112    $  22,409
   Short-term investments                                                   83,456       85,500
   Accounts receivable, net of allowance for doubtful accounts of
      $1,747 and $1,145 as of December 31, 2001 and 2000, respectively      28,033       15,903
   Inventories                                                                 342          180
   Income taxes receivable                                                  12,675        3,952
   Deferred tax assets                                                       5,287        5,971
   Prepaid expenses and other current assets                                 6,124        6,230
                                                                         ---------    ---------
        Total current assets                                               162,029      140,145
Property and equipment, net                                                  4,337        2,040
Patents, net of accumulated amortization of $2,273 and $1,840 as of
   December 31, 2001 and 2000, respectively                                  4,594        2,341
Long-term marketable investment securities                                 121,480      109,532
Goodwill and other intangibles from acquisitions, net of accumulated amortization of $17,399 and $6,515 as of December 31, 2001 and
   2000, respectively                                                       24,951       35,252
Deferred tax assets                                                          7,828           --
Other assets                                                                17,650        7,128
                                                                         ---------    ---------
                                                                         $ 342,869    $ 296,438
                                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   2,955    $   2,436
   Accrued expenses                                                          4,843        5,422
   Deferred revenue                                                          9,555        8,392
                                                                         ---------    ---------
        Total current liabilities                                           17,353       16,250
Notes payable                                                                   33           56
Deferred tax liabilities                                                     7,283        4,157
                                                                         ---------    ---------
                                                                            24,669       20,463
Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;               --           --
      none issued
   Common stock, $.001 par value, 250,000,000 shares authorized;
      50,818,986 and 49,818,101 shares issued and outstanding as of
      December 31, 2001 and 2000, respectively                                  51           50
   Additional paid-in capital                                              280,529      266,741
   Stockholder notes receivable                                                 --         (297)
   Deferred stock-based compensation                                       (10,526)     (22,405)
   Accumulated other comprehensive income                                    7,917       10,842
   Retained earnings                                                        40,229       21,044
                                                                         ---------    ---------
        Total stockholders' equity                                         318,200      275,975
                                                                         ---------    ---------
                                                                         $ 342,869    $ 296,438
                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                             2001      2000      1999
                                                           -------   -------   -------
Net revenues                                               $98,813   $80,116   $52,076
                                                           -------   -------   -------
Costs and expenses:
   Cost of revenues                                          5,848     5,425     4,885
   Research and development                                  9,285     7,822     6,463
   Selling and marketing                                    18,138    15,037    12,713
   General and administrative                               13,245    12,717     7,169
   Amortization of goodwill and other intangibles from
      acquisitions                                          10,870     4,878     1,600
   Amortization of deferred stock-based compensation*        9,591    15,533        --
   In-process research and development                          --        --     4,285
   Restructuring expenses                                    2,214        --        --
                                                           -------   -------   -------
        Total costs and expenses                            69,191    61,412    37,115
                                                           -------   -------   -------
              Operating income                              29,622    18,704    14,961
   Impairment losses on investments                          6,860        --        --
   Interest and other income (expense), net                 10,397    10,714     1,634
                                                           -------   -------   -------
        Income before income taxes                          33,159    29,418    16,595
Income taxes                                                13,974    15,825     4,108
                                                           -------   -------   -------
        Net income                                         $19,185   $13,593   $12,487
                                                           =======   =======   =======

Basic net earnings per share                               $  0.38   $  0.28   $  0.28
                                                           =======   =======   =======
  Shares used in computing basic net earnings per share     50,216    49,135    45,031
                                                           =======   =======   =======
Diluted net earnings per share                             $  0.37   $  0.26   $  0.27
                                                           =======   =======   =======
 Shares used in computing diluted net earnings per share    51,746    51,386    47,096
                                                           =======   =======   =======

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                     2001        2000      1999
                                                   -------     -------     -----
Cost of revenues                                   $   468     $   428     $  --
Research and development                             1,999       3,064        --
Selling and marketing                                5,219      10,645        --
General and administrative                           1,905       1,396        --
                                                   -------     -------     -----
                                                   $ 9,591     $15,533     $  --
                                                   =======     =======     =====

          See accompanying notes to consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                        (In thousands, except share data)



                                                                                            Additional  Stockholder      Deferred
                                                                        Common stock         paid-in       notes       stock-based
                                                                     Shares       Amount     capital     receivable    compensation
                                                                  -----------------------------------------------------------------
Balances as of December 31, 1998                                    44,045,538   $     44   $  52,791     $ (78)        $     --
     Comprehensive income (loss):
          Net income
          Translation adjustment
          Unrealized gain in investments, net

     Total comprehensive income

    Issuance of common stock upon exercise of options                1,087,122          1       1,297        --               --
    Issuance of common stock under employee stock purchase plan         94,784         --         331        --               --
    Issuance of common stock for payment of director fees under
       the stock option plan                                             2,000         --          25        --               --
    Issuance of common stock in acquisition of C-Dilla Ltd.            436,796         11      5,0722        --               --
    Issuance of options in acquisition of C-Dilla Ltd.                      --         --       1,829        --               --
    Distribution to shareholders                                            --         --          --        --               --
    Payment on stockholder note receivable                                  --         --          --        78               --
    Tax benefit associated with stock plans                                 --         --       2,407        --               --
                                                                    ----------   --------   ---------     -----         --------
Balances as of December 31, 1999                                    45,666,240         46      63,752        --               --
                                                                    ----------   --------   ---------     -----         --------
     Comprehensive income (loss):
          Net income
          Translation adjustment
          Unrealized loss in investments, net

     Total comprehensive loss

    Issuance of common stock upon exercise of options                1,203,768          1       4,633      (297)              --
    Issuance of common stock under employee stock purchase plan         73,943         --         728        --               --
    Issuance of common stock in secondary public offering, net
       issuance costs of $565                                        2,874,000          3     146,101        --               --
    Directors fees paid in stock                                           150         --          15        --               --
    Distribution to shareholders                                            --         --          --        --               --
    Deferred stock-based compensation related to GLOBEtrotter               --         --      37,938        --          (37,938)
    Other deferred stock-based compensation                                 --         --         225        --             (225)
    Amortization of deferred stock-based compensation related to
       GLOBEtrotter                                                         --         --          --        --           15,533
    Amortization of other deferred stock-based compensation                 --         --          --        --              225
    Tax benefit associated with stock plans                                 --         --      13,349        --               --
                                                                    ----------   --------   ---------     -----         --------
Balances as of December 31, 2000                                    49,818,101         50     266,741      (297)         (22,405)
                                                                    ----------   --------   ---------     -----         --------
     Comprehensive income (loss):
          Net income
          Translation adjustment
          Unrealized loss in investments, net

     Total comprehensive income

    Issuance of common stock upon exercise of options                  943,882          1       5,813        --               --
    Repayment of stockholder note                                           --         --          --       297               --
    Issuance of common stock under employee stock purchase plan         57,003         --       1,158        --               --
    Reversal of unamortized deferred stock-based compensation
       related to GLOBEtrotter stock option forfeitures                     --         --      (1,361)       --            1,361
    Compensation expense related to accelerated vesting of
       severed employee stock options                                       --         --         837        --              927
    Amortization of deferred stock-based compensation related to
       GLOBEtrotter                                                         --         --          --        --            9,591
    Tax benefit associated with stock plans                                 --         --       7,341        --               --
                                                                    ----------   --------   ---------     -----         --------
Balances as of December 31, 2001                                    50,818,986   $     51   $ 280,529     $  --         $(10,526)
                                                                    ==========   ========   =========     =====         ========

                                                                    Accumulated
                                                                      other
                                                                   comprehensive                Total
                                                                      income      Retained   stockholders'
                                                                      (loss)      earnings      equity
                                                                  ----------------------------------------
Balances as of December 31, 1998                                     $    (81)    $  7,617     $  60,293
     Comprehensive income (loss):
          Net income                                                                12,487        12,487
          Translation adjustment                                          132                        132
          Unrealized gain in investments, net                          25,115                     25,115
                                                                                               ---------
     Total comprehensive income                                                                   37,734
                                                                                               ---------
    Issuance of common stock upon exercise of options                      --           --         1,298
    Issuance of common stock under employee stock purchase plan            --           --           331
    Issuance of common stock for payment of director fees under
       the stock option plan                                               --           --            25
    Issuance of common stock in acquisition of C-Dilla Ltd.                --           --         5,073
    Issuance of options in acquisition of C-Dilla Ltd.                     --           --         1,829
    Distribution to shareholders                                           --       (6,795)       (6,795)
    Payment on stockholder note receivable                                 --           --            78
    Tax benefit associated with stock plans                                --           --         2,407
                                                                     --------     --------     ---------
Balances as of December 31, 1999                                       25,166       13,309       102,273
                                                                     --------     --------     ---------
     Comprehensive income (loss):
          Net income                                                                13,593        13,593
          Translation adjustment                                          513                        513
          Unrealized loss in investments, net                         (14,837)                   (14,837)
                                                                                               ---------
     Total comprehensive loss                                                                       (731)
                                                                                               ---------
    Issuance of common stock upon exercise of options                      --           --         4,337
    Issuance of common stock under employee stock purchase plan            --           --           728
    Issuance of common stock in secondary public offering, net
       issuance costs of $565                                              --           --       146,104
    Directors fees paid in stock                                           --           --            15
    Distribution to shareholders                                           --       (5,858)       (5,858)
    Deferred stock-based compensation related to GLOBEtrotter              --           --            --
    Other deferred stock-based compensation                                --           --            --
    Amortization of deferred stock-based compensation related to
       GLOBEtrotter                                                        --           --        15,533
    Amortization of other deferred stock-based compensation                --           --           225
    Tax benefit associated with stock plans                                --           --        13,349
                                                                     --------     --------     ---------
Balances as of December 31, 2000                                     $ 10,842       21,044       275,975
                                                                     --------     --------     ---------
     Comprehensive income (loss):
          Net income                                                                19,185        19,185
          Translation adjustment                                         (740)                      (740)
          Unrealized loss in investments, net                          (2,185)                    (2,185)
                                                                                               ---------
     Total comprehensive income                                                                   16,260
                                                                                               ---------
    Issuance of common stock upon exercise of options                      --           --         5,814
    Repayment of stockholder note                                          --           --           297
    Issuance of common stock under employee stock purchase plan            --           --         1,158
    Reversal of unamortized deferred stock-based compensation
       related to GLOBEtrotter stock option forfeitures                    --           --            --
    Compensation expense related to accelerated vesting of
       severed employee stock options                                      --           --         1,764
    Amortization of deferred stock-based compensation related to
       GLOBEtrotter                                                        --           --         9,591
    Tax benefit associated with stock plans                                --           --         7,341
                                                                     --------     --------     ---------
Balances as of December 31, 2001                                     $  7,917     $ 40,229     $ 318,200
                                                                     ========     ========     =========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Year ended December 31,
                                                                               --------------------------------
                                                                                  2001        2000       1999
                                                                               ---------   ---------   --------
Cash flows from operating activities:
    Net income                                                                 $  19,185   $  13,593   $ 12,487
    Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization                                              1,806       1,708      1,189
        Amortization of goodwill                                                  10,870       4,878      1,600
        Amortization of deferred stock-based compensation                          9,591      15,758         --
        Impairment losses on investments                                           6,860          --         --
        Restructuring expenses                                                     2,214          --         --
        Tax benefit from stock options                                             7,341      13,349      2,407
        Loss on disposal of fixed assets                                              --         722         15
        In-process research and development                                           --          --      4,286
       Changes in operating assets and liabilities:
           Accounts receivable                                                   (12,221)     (2,974)    (6,088)
           Deferred revenue                                                        1,190      (1,425)     1,917
           Other assets                                                           (8,905)     (7,068)       554
           Other liabilities                                                      (2,933)     (2,084)       372
                                                                               ---------   ---------   --------
               Net cash provided by operating activities                          34,998      36,457     18,739
                                                                               ---------   ---------   --------
Cash flows from investing activities:
    Purchases of long-term marketable investment securities                     (116,583)   (115,592)   (11,578)
    Purchases of short-term investments                                         (184,015)   (152,231)   (39,513)
    Sales or maturities of long-term marketable investments                      100,496      59,347     24,218
    Sales or maturities of short-term investments                                186,221      97,898     30,838
    Purchases of property and equipment, net of acquisitions                      (3,686)     (1,740)      (495)
    Payments for patents                                                          (2,684)       (811)      (541)
    Minority equity investments in companies                                     (17,000)    (28,410)    (3,601)
    Acquisition of assets of PtS                                                  (1,163)    (23,536)        --
    Acquisition of C-Dilla Ltd., net of cash acquired                                 --          --    (11,960)
    Other, net                                                                        --          --         62
                                                                               ---------   ---------   --------
               Net cash used in investing activities                             (38,414)   (165,075)   (12,570)
                                                                               ---------   ---------   --------
Cash flows from financing activities:
    Repayment (loan) to related party                                                 --         555       (555)
    Proceeds from issuance of common stock upon exercise of options                5,814       4,634      1,298
    Proceeds from issuance of common stock under employee stock purchase plan      1,158         728        331
    Repayment (loan) of stockholder note receivable                                  297        (297)        78
    Proceeds from sale of common stock, net of issuance costs                         --     146,104        (69)
    Cash distribution to stockholders                                                 --      (5,858)    (6,795)
    Other, net                                                                       (21)        451       (354)
                                                                               ---------   ---------   --------
               Net cash provided by (used in) financing activities                 7,248     146,317     (6,066)
                                                                               ---------   ---------   --------
Effect of exchange rate changes on cash                                             (129)         --         --
Net increase in cash and cash equivalents                                          3,703      17,699        103
Cash and cash equivalents at beginning of year                                    22,409       4,710      4,607
                                                                               ---------   ---------   --------
Cash and cash equivalents at end of year                                       $  26,112   $  22,409   $  4,710
                                                                               =========   =========   ========
Cash paid during the year:
        Interest                                                               $       1   $       5   $     10
                                                                               =========   =========   ========
        Income taxes                                                           $  19,806   $  10,273   $  3,475
                                                                               =========   =========   ========

          See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

      Macrovision Corporation develops and markets copy protection, rights management and electronic license management technologies for the home video, consumer interactive software, enterprise software and music markets. Macrovision Corporation is a Delaware corporation founded in 1983.

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Macrovision Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

On August 31, 2000, the Company completed its acquisition of privately held GLOBEtrotter Software, Inc. ("GLOBETROTTER") of San Jose, California. The Company acquired all the outstanding shares of GLOBETROTTER for 8,944,548 shares of Macrovision common stock and assumed all vested and unvested GLOBEtrotter stock options in exchange for options to purchase 821,852 shares of Macrovision common stock. The transaction was accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination were restated to include the accounts and results of operations of GLOBEtrotter Software, Inc.

      On October 5, 2000, the Company acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). The Company paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. The Company was subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition. The Company paid $1.2 million and $200,000 of contingent consideration costs during the years ended December 31, 2001 and 2000, respectively. The purchase price was allocated to employee retention, PtS's customer base and goodwill. The Company amortizes these intangibles on a straight-line basis over three years. Excluding cumulative translation adjustments, goodwill and other intangibles associated with the transaction amounted to $24.7 million as of December 31, 2001. The Company amortized $7.9 million and $1.9 million of goodwill and other intangibles in 2001 and 2000, respectively. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets", goodwill and workforce in place will not amortize beginning in fiscal year 2002. These assets will be assessed for impairment at least on an annual basis.

USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, intangible assets and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS, AND INVESTMENTS

      The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consist of government bonds, government agency securities and corporate securities. All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

      The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of December 31, 2001 and 2000, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income
(loss), as a separate component of stockholders' equity.

      Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities will be reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in other income.

      The following is a summary of available-for-sale securities (in thousands):

                                                                 December 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
Cash equivalents - money market funds                         $ 20,976  $ 20,238
                                                              --------  --------
Investments:
    Corporate bonds                                            124,357   142,787
    United States government bonds and agency securities        39,708     5,957
    Equity investments                                          40,871    46,288
                                                              --------  --------
                                                               204,936   195,032
                                                              --------  --------
                                                              $225,912  $215,270
                                                              ========  ========

      As of December 31, 2001 and 2000, government and corporate bond securities and equity investments totaling $121.5 million and $109.5 million respectively, were classified as long-term marketable investment securities.

      As of December 31, 2001 and 2000, the difference between the fair value and the amortized cost of available-for-sale securities was an unrealized gain of $13,906,000 and $17,595,000, respectively. As of December 31, 2001 and 2000, the unrealized gain, net of taxes, was $8,240,000 and $10,425,000, respectively. These unrealized gains, net of deferred income taxes, related to short-term and long-term government bonds and investment securities, have been recorded as a component of comprehensive income (loss). As of December 31, 2001 and 2000, the weighted average portfolio duration and contractual maturity for the bond securities was approximately thirteen months and eleven months, respectively.

INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets' useful lives or lease terms.

PATENTS

      Patent application costs of $1.8 million and $1.4 million as of December 31, 2001 and 2000, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

SOFTWARE OBTAINED FOR INTERNAL USE

      The Company accounts for software obtained for internal use in accordance with Statements of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs relating to the purchase of internal use software should be capitalized, including costs of software configuration and enhancements. Approximately $1.1 million was capitalized during the year ended December 31, 2001. This has been classified on the consolidated balance sheet as a component of property and equipment.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company's long-lived assets consist primarily of goodwill and other intangibles from acquisitions, property and equipment and long-term investments. The Company review's long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business.

      Recoverability of long-lived assets is measured by comparison of the carrying amount to future undiscounted net cash flows the assets are expected to generate. If assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, as derived by discounted future net cash flows. No impairment charges for long-lived assets were recorded during the current year based on these measurements. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company uses similar methods to analyze the recoverability of goodwill and its other long-lived assets.

OTHER ASSETS

            The Company has made strategic minority investments in companies and accounts for such investments under the cost method.

REVENUE RECOGNITION

      The Company's revenue mainly consists of royalty fees on copy protected products on a per unit basis, licenses of the Company's copy protection technology and software products, maintenance, consulting and training.

      Revenue from the replication of videocassettes and digital versatile discs ("DVDs") is recognized when realized or realizable and earned. In certain limited instances, studio customers report biannually, which results in modification of the general policy to recognize revenue on an as reported basis until such time that the Company has established significant experience with such customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Advanced license fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement. Retroactive credits on certain agreements that contain pricing adjustments or return provisions are accrued based upon anticipated respective unit volumes. Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital PPV, cable and satellite system operators, and set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable. In fiscal 1999, the Company began recognizing royalty revenue associated with PPV set top boxes when reported, rather than estimating volumes. This change did not have a material effect on the financial statements in the year of implementation. Revenue from the sale of encoders, decoders, and systems incorporating the Company's video copy protection and scrambling technologies is recognized upon shipment provided that the Company has no significant additional performance obligations.

      During the current year, a studio customer for which revenue was historically recognized on an as reported basis has demonstrated sufficient volumes of reporting history and regularity of payments to enable the Company to reliably estimate and recognize such revenues on an as earned basis. As a result of this change, the Company recognized an additional $3.5 million of revenue in the year ended December 31, 2001.

      The Company recognizes revenue on its software products in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and 98-9. The Company also adopted Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements in the fourth quarter of 2000. The adoption of SAB101 did not have a significant impact on the Company's consolidated financial statements. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company remain; the fee is fixed and determinable; and collectibility is probable.

      In order to recognize revenue, the Company must make a judgment as to whether the arrangement fee is fixed or determinable. Except in cases where the Company grants extended payment terms to a specific customer, the Company has determined its fees are fixed or determinable at the inception of its arrangements based on the following:

      o The fee customers pay for products is negotiated at the outset of an arrangement, and is generally based on the specific volume of products to be delivered.

      o License fees are not a function of variable-pricing mechanisms such as the number of units distributed or copied by the customer, or the expected number of users of the product delivered.

      Customary payment terms are such that 100% of the arrangement fee is due within one year or less. These customary payment terms are supported by historical practice and concessions have not been granted to customers under this policy. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized when such amounts become due and payable.

      In order to recognize revenue, the Company must make a judgment of the collectibility of the arrangement fee. Judgment of the collectibility is applied on a customer-by-customer basis pursuant to the Company's credit review policy. The Company typically sells to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's credit review process, revenue is recognized on a cash-collected basis.

      For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value ("VSOE") exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the maintenance contract period. Service revenues include fees for consulting, training and other services which are recognized as revenue as the services are performed. Maintenance revenues are deferred and recognized ratably over the maintenance contract period.

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

      Cost of revenues included outside legal costs of $836,000, $970,000 and $1,453,000 in 2001, 2000 and 1999, respectively, associated with litigation to enforce the Company's patents. Amortization of patents is also included in cost of revenues.

INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

      The functional currency for the Company's foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented.

BUSINESS AND CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
INSTRUMENTS

      The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2001, 33.2% of the Company's business is attributed to the licensing of its video copy protection technology through Motion Picture Association of America ("MPAA") movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios' continued success in the production and distribution of movies utilizing the Company's technology. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of GLOBEtrotter Software, Inc. the Company began business in the electronic license management ("ELM") software segment. The Company licenses ELM solutions to independent software vendors ("ISVs") and software asset management ("SAM") solutions to end user companies. The Company also provides support, maintenance and consulting services. In addition, 45.2%, 42.3% and 40.2% of the Company's sales in 2001, 2000 and 1999, respectively, are from export or foreign operations.

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments, or the ending price of shares as represented on a national exchange for the Company's investments in Digimarc and TTR.

      The Company performs ongoing credit evaluations of its customers. No one customer accounted for more than 10% of net revenue for the year ended December 31, 2001. One customer accounted for more than 10% of net revenue for the year ended December 31, 2000. No one customer accounted for more than 10% of net revenue for the year ended December 31, 1999. At December 31, 2001, receivables from one customer were approximately 11% of accounts receivable. At December 31, 2000, receivables from one customer were approximately 11% of accounts receivable.

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

(In thousands)                                                                December 31,
                                                                         ----------------------
                                                                          2001    2000    1999
                                                                         ------  ------  ------
Basic EPS - weighted average number of common shares outstanding         50,216  49,135  45,031
Effect of dilutive common equivalent shares - stock options outstanding   1,530   2,251   2,065
                                                                         ------  ------  ------
Diluted EPS - weighted average number of common shares and common share
equivalents outstanding                                                  51,746  51,386  47,096
                                                                         ======  ======  ======

      In 2001, 2000 and 1999, the weighted average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, were approximately 1,441,000, 171,000, and 82,000, respectively.

ADVERTISING EXPENSE

      The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled $785,000, $1.3 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

      Expenditures for research and development are expensed as incurred.

STOCK BASED COMPENSATION

      The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," (ii) Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of (iii) Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

DERIVATIVES

      In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company adopted SFAS No. 138 concurrently with SFAS No. 133 in the first quarter of fiscal 2001. The Company has not engaged in any transactions involving derivative instruments or hedging activities in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets".

      SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. The Company has not effected any business combinations in 2001 and the adoption of SFAS No. 141 is not expected to have an impact on its financial position or results of operations.

      SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Companyis required to perform a transitional impairment test for all recorded goodwill within six months and if necessary, determine the amount of an impairment loss by the end of the second quarter of fiscal year 2002. The adoption of SFAS No. 142 will reduce the amount of amortization of goodwill and intangible assets by approximately $2.0 million per quarter, including the impact of all acquisitions through December 31, 2001. In addition, approximately $742,000 of intangible assets previously allocated to workforce in place will be subsumed into goodwill as of January 1, 2002. On adoption, management will evaluate the effect, if any, of the required impairment testing on the Company's recorded goodwill, which had a net book value of $25.0 million at December 31, 2001.

      In August 2001 the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations", and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 effective January 1, 2002, and SFAS No. 143 will be adopted effective January 1, 2003. The effect of adopting these Statements is not expected to have material effect on Macrovision's consolidated financial position or results of operations.

(2) FINANCIAL STATEMENT DETAILS

INVENTORIES

      Inventories consisted of the following (in thousands):

                                                                December 31,
                                                           ---------------------
                                                           2001             2000
                                                           ----             ----
Raw materials                                              $ 33             $ 82
Work in progress                                             --               16
Finished goods                                              309               82
                                                           ----             ----
                                                           $342             $180
                                                           ====             ====
Property and Equipment, Net

      Property and equipment consisted of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                                2001       2000
                                                              -------     ------
Machinery and equipment                                       $ 7,265     $4,300
Leasehold improvements                                          1,281      1,516
Furniture and fixtures                                          1,601      1,094
                                                              -------     ------
                                                               10,147      6,910
Less accumulated depreciation and amortization                  5,810      4,870
                                                              -------     ------
                                                              $ 4,337     $2,040
                                                              =======     ======

OTHER ASSETS

      The Company intends to hold its investments in non-marketable securities for the long-term and monitors the recoverability of these investments based on management's estimates of the net realizable value based on the achievements of milestones in business plans and third-party financings. In 2001, the Company invested an aggregate of $17.0 million in RioPort, Inc., iVast, Inc., Widevine Technologies, Inc., NTRU Cryptosystems, Inc. and Digital Fountain, Inc. During 2001, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments in AudioSoft, InterActual Technologies, RioPort and SecureMedia was other than temporary. Accordingly, we wrote off the book value of these investments during 2001 and took an aggregate charge to earnings of $6.9 million for the year ended December 31, 2001. The carrying amounts of such investments, net of impairment charges, which are accounted for on the cost basis, are as follows (in thousands):

                                                              December 31,
                                                         -----------------------
                                                           2001            2000
                                                         -------          ------
Minority equity investments                              $17,188          $7,048
Deposits and other assets                                    462              80
                                                         -------          ------
                                                         $17,650          $7,128
                                                         =======          ======

Accrued Expenses

      Accrued expenses consisted of the following (in thousands):

                                                                 December 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Accrued compensation                                          $2,704      $3,868
Restructuring reserve                                            196          --
Accrued professional fees                                        716         595
Income taxes payable and other accrued taxes                     666         291
Other accrued liabilities                                        561         668
                                                              ------      ------
                                                              $4,843      $5,422
                                                              ======      ======

Interest and Other Income (Expense), Net

      Interest and other income (expense), net, consisted of the following (in thousands):

                                               Year ended December 31,
                                      -----------------------------------------
                                        2001             2000            1999
                                      --------         --------         -------
Interest income                       $ 10,590         $ 10,913         $ 1,530
Interest expense                            (1)              (5)            (10)
Other                                     (192)            (194)            114
                                      --------         --------         -------
                                      $ 10,397         $ 10,714         $ 1,634
                                      ========         ========         =======

Valuation and Qualifying Accounts (in thousands):

                                      Balance at      Charged to
                                      Beginning of    Costs and                    Balance at
                                         Period        Expenses    Deductions    End of Period
                                      ------------    ---------    ----------    -------------
Allowance for doubtful accounts:
   2001                                  $1,145          995          393          $1,747
   2000                                  $1,059          274          188          $1,145
   1999                                  $  912          353          206          $1,059

Supplemental Cash Flow Information

      Supplemental cash flow information related to non-cash investing and financing activities is as follows (in thousands):

                                                        Year ended December 31,
                                                      --------------------------
                                                      2001      2000       1999
                                                      ----      ----      ------
Stock issued for C-Dilla Ltd                            --        --      $5,073
                                                      ====      ====      ======
Issuance of options in acquisition of C-Dilla Ltd       --        --      $1,829
                                                      ====      ====      ======

(3) RESTRUCTURING EXPENSE

      During the fourth quarter of 2001, the Company announced a restructuring program and eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in the elimination of 26 redundant positions on a worldwide basis and related to less than 10% of the Company's employees. The restructuring charge totaled $2.2 million and consisted principally of severance payments and non-cash compensation expense relating to accelerated vesting of certain stock options. Expenses relating to the charge are summarized as follows (in thousands):

                                                  Compensation
                                                expense relating
                                                 to accelerated
                                               vesting of certain
                                 Severance        stock options       Other        Total
                                 ---------     ------------------     -----       -------
Total charge in 2001              $ 317             $ 1,764           $ 133       $ 2,214
Cash paid                          (235)                 --             (19)         (254)
Non cash charge                      --              (1,764)             --        (1,764)
                                  -----             -------           -----       -------
Balance at December 31, 2001      $  82             $    --           $ 114       $   196
                                  =====             =======           =====       =======

(4) TRANSACTIONS WITH RELATED PARTIES

      In December 1997, the Company made its initial investment in Digimarc (Nasdaq, symbol DMRC), a world leader in digital watermark technology and applications. The Company made two subsequent investments in June 1999 and October 2000. Digimarc completed an initial public offering in December 1999, and the Company owned approximately 12.0% of the outstanding shares of Digimarc as of December 31, 2001. The Company has an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address digital-to-digital copying associated with next-generation recordable DVD and digital videocassette recording devices. In addition, the Company has an exclusive marketing agreement with Digimarc through December 31, 2002, with minimum royalty payments of $2 million. As of December 31, 2001, the Company has paid a total of $2.0 million under this agreement.

      In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR Technologies, Inc. ("TTR"), a public company (Nasdaq, symbol
TTRE). In addition, the Company has entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. Pursuant to the agreement, TTR reimbursed the Company $1,000,000 of engineering and marketing expenses in 2000. As of December 31, 2001, the Company holds approximately 10.8% of the outstanding shares of TTR.

      During the year ended December 31, 2001, the Company recorded $1.8 million of revenue from iVAST and $900,000 from RioPort from the sale of software, maintenance and royalties. The Company invested $5.0 million and $3.5 million in iVast, Inc. and RioPort, Inc., respectively, in 2001.

      The Company leased certain of its premises in San Jose, California from a related party. Rent paid to such related party amounted to $635,000, $538,000, and $249,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

      On February 1, 2000, the Company issued 109,290 shares of common stock, pursuant to a stock option agreement exercise, to an officer of the Company in exchange for a full recourse promissory note in the principal amount of $297,000. Interest accrues at the rate of 6.03% per annum. Principal and accrued interest, are due and payable on the earlier of five years from February 1, 2000, the sale or transfer by the officer of any or all shares purchased with this note or the termination of the officer's service other than for death or disability. The note was repaid in full during the year ended December 31, 2001.

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

      In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 560,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's initial public offering in March 1997. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 2001, 2000 and 1999, the Company issued 57,003, 73,943 and 94,784 shares, respectively, pursuant to the Purchase Plan.

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

      During 2001, 2000 and 1999, the Company granted options to purchase 75,000, 30,000 and 90,000 shares, respectively, of common stock to outside directors under the Directors Plan.

      The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, compensation cost has been recognized in the accompanying consolidated financial statements for its plans when the exercise price of each option was less than the fair value of the underlying common stock as of the grant date for each stock option. With respect to the options assumed in connection with the acquisition of GLOBEtrotter, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization expenses recognized in 2001 relating to the GLOBEtrotter totaled $9.6 million.

      If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 Year ended December 31,
                                                             -------------------------------
                                                               2001        2000       1999
                                                             --------    --------   --------
Net income (loss)                      As reported           $ 19,185    $ 13,593   $ 12,487
                                       Adjusted pro forma     (24,054)    (15,763)     7,656

Basic net income (loss) per share      As reported                .38         .28        .28
                                       Adjusted pro forma        (.48)       (.28)       .17

Diluted net income (loss) per share    As reported                .37         .26        .27
                                       Adjusted pro forma        (.46)       (.28)       .16

      Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 in future years.

      The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

                                                 Year ended December 31,
                                          --------------------------------------
                                             2001          2000          1999
                                          ----------    ----------    ----------
Option Plans:
Dividends                                    None          None          None
Expected term                             3.81 years    3.73 years    4.32 years
Risk free interest rate                      6.66%         6.18%         5.62%
Volatility rate                             100.4%         85.7%         71.7%

ESPP Plan:
Dividends                                    None          None          None
Expected term                             1.25 years    1.25 years    1.25 years
Risk free interest rate                      5.79%         5.97%         5.92%
Volatility rate                              77.1%         67.4%         65.7%

      Activity under the Company's option plans is as follows:

                                                   Number of shares    Weighted-average
                                                                        exercise price
                                                   ----------------    ----------------
Outstanding as of December 31, 1998                   2,826,520             2.14
Granted                                               1,933,040            12.32
Canceled                                               (242,540)            5.56
Exercised                                            (1,089,122)            1.22
                                                     ----------
Outstanding as of December 31, 1999                   3,427,898             7.92
Granted                                               1,786,788            39.09
Canceled                                               (184,678)           18.35
Exercised                                            (1,203,918)            3.86
                                                     ----------
Outstanding as of December 31, 2000                   3,826,090            23.27
Granted                                               2,091,505            45.59
Canceled                                               (298,413)           47.18
Exercised                                              (944,777)            6.20
                                                     ----------
Outstanding as of December 31, 2001                   4,674,405            43.71
                                                     ==========

                                                                           December 31,
                                                                   -----------------------------
                                                                     2001       2000       1999
                                                                   ---------   -------   -------
Options exercisable at end of year                                 1,117,695   648,634   859,106

Weighted average fair value of options granted during the period   $   32.18   $ 47.75   $  7.72

      The following table summarizes information about fixed stock options outstanding as of December 31, 2001:

                                         Outstanding                                 Exercisable
                            -----------------------------------------------  ------------------------------
                                        Weighted average                                       Weighted
                              Number       remaining       Weighted average     Number          average
Range of exercise prices    of shares   contractual life    exercise price   exercisable    exercise price
-----------------------------------------------------------------------------------------------------------
$  0.675 - $   3.750          632,332        6.77               $ 2.69           398,072        $ 2.67
$  5.000 - $   8.785          514,122        7.15               $ 8.31           251,472        $ 7.92
$  9.625 - $  23.315          770,696        7.51               $14.56           257,754        $14.81
$ 23.720 - $  44.250          891,897        9.78               $29.89            27,187        $40.15
$ 45.250 - $  65.000          931,984        9.02               $50.57            80,223        $52.88
$ 65.313 - $ 102.313          933,374        8.90               $78.80           102,987        $89.66
                            ---------                                          ---------
                            4,674,405        8.38               $35.20         1,117,695        $19.18
                            =========                                          =========


(6) Income Taxes

Income tax expense for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands):

                                                                December 31,
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Current:
    Federal                                           $  6,183    $  4,931    $ 3,136
    State                                                1,200         592      1,074
    Foreign                                              1,763       1,339        535
                                                      --------    --------    -------
        Total current                                    9,146       6,862      4,745
                                                      --------    --------    -------
Deferred:
    Federal                                             (1,936)     (3,793)    (2,447)
    State                                                 (577)       (593)      (597)
                                                      --------    --------    -------
        Total deferred tax expense                      (2,513)     (4,386)    (3,044)
                                                      --------    --------    -------
Charges in lieu of income taxes associated with the
  exercise of stock options
                                                         7,341      13,349      2,407
                                                      --------    --------    -------

Total tax expense                                     $ 13,974    $ 15,825    $ 4,108
                                                      ========    ========    =======

      Income tax expense for the years ended December 31, 2001, 2000, and 1999, differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

                                                                   Year ended December 31,
                                                                -------------------------------
                                                                  2001        2000       1999
                                                                --------    --------    -------
Federal tax statutory rate                                      $ 11,606    $ 10,296    $ 5,654
State taxes                                                          976       1,399        718
Income tax credits                                                  (258)       (374)      (287)
Foreign tax differential                                          (1,312)       (129)        80
Exempt interest                                                     (306)       (376)      (482)
Nondeductible expenses related to acquisition of GLOBEtrotter         --       1,480     (1,837)
GLOBEtrotter pre-merger loss                                          --       2,649         --
Change in valuation allowance                                      1,440          --         --
Others                                                             1,828         880        262
                                                                --------    --------    -------
Total tax expense                                               $ 13,974    $ 15,825    $ 4,108
                                                                ========    ========    =======

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                              December 31,
                                                        ------------------------
                                                          2001           2000
                                                        --------        -------
Deferred tax assets:
    Accruals, reserves and others                       $  1,878        $   688
    Allowance for doubtful accounts                          666            427
    Plant and equipment                                      720            623
    Deferred revenue                                       1,304          3,415
    Intangible assets                                      5,719          2,911
    Impairment losses on investments                       2,724             --
    Net operating losses                                   1,544          1,564
                                                        --------        -------
        Gross deferred tax assets                         14,555          9,628
        Valuation allowance                               (1,440)            --
                                                        --------        -------
        Total deferred tax assets                         13,115          9,628
Deferred tax liabilities:
    Patents                                               (1,617)          (644)
    Unrealized gains                                      (5,666)        (7,170)
                                                        --------        -------
         Total deferred tax liabilities                   (7,283)        (7,814)
                                                        --------        -------
        Net deferred tax assets                         $  5,832        $ 1,814
                                                        ========        =======

      The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of approximately $1.4 million. Net deferred tax assets as of December 31, 2001 include a deferred tax liability of approximately $5.7 million of net unrealized capital gains, which primarily relates to the Company's investment in Digimarc.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2001.

      Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management's intention to reinvest such undistributed earnings outside the U.S. indefinitely. Undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided aggregate approximately $10.4 million at December 31, 2001. The amount of income tax liability that would have resulted if such earnings had been repatriated is estimated to be approximately $3.2 million.

(7) COMMITMENTS

      LEASES

      The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2001 were as follows (in thousands):

                                                            Operating
                                                             Leases
                                                            ---------
            2002                                            $ 3,140
            2003                                              2,784
            2004                                              2,829
            2005                                              2,920
            2006                                              3,023
            2007 and thereafter                              17,334
                                                            -------
            Total                                           $32,030
                                                            =======

      Rent expense was $1,488,000, $1,278,000, and $850,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $10,500 in 2001. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan, but has made voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $2,100, $2,100 and $2,000 in 2001, 2000, and 1999,
respectively. Matching contributions aggregated $204,000, $80,000 and $65,000 for the year ended December 31, 2001, 2000 and 1999, respectively, and are fully vested after three years of service.

      GLOBEtrotter Software, Inc. had a 401(k) plan that allowed eligible employees to contribute up to 15% of their compensation, which was terminated effective August 31, 2000. All eligible GLOBEtrotter Software, Inc. employees' contributions were merged into the abovementioned Macrovision Corporation 401(k) plan after August 31, 2000. Employee contributions and earnings thereon vest immediately. The Company was not required to contribute to the 401(k) plan and highly compensated employees were not eligible for the Company's contribution. The Company made no contributions for the year ended December 31, 2000 and made contributions of $210,000 for the year ended December 31, 1999.

      GLOBEtrotter Software, Inc. had a pension plan that allowed eligible employees to share in contributions to the plan made solely by the Company on behalf of the employees. This plan was terminated effective August 31, 2000. There was no provision for employee contributions to this plan. The Company was required to contribute 10% of each eligible employee's compensation to the plan. The Company made no contributions for the year ended December 31, 2000 and made contributions of $431,000 for the year ended December 31, 1999.

(8) SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in three industry segments as follows: video copy protection, consumer software copy protection and electronic license management ("ELM") software. These are the operating segments that are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In the video copy protection segment, the Company licenses its video technologies for videocassette, DVD and digital pay-per-view applications. In the consumer software copy protection segment, the Company licenses copy protection technology and digital rights management technology primarily in the PC multimedia software market. In the electronic license management software segment, the Company licenses ELM solutions for enterprise applications to independent software vendors ("ISVs"), and software asset management tools for end user customers.

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

      The following segment reporting information of the Company is provided (in thousands):

Revenue by Significant Product Group:

                                                     Year ended December 31,
                                                 -------------------------------
                                                   2001        2000        1999
                                                 -------     -------     -------
Video Copy Protection:
     DVD                                         $37,610     $20,867     $ 8,629
     Videocassette                                11,509      12,899      15,877
     Pay-Per-View                                 13,207      15,062       7,477
                                                 -------     -------     -------
     Total                                        62,326      48,828      31,983

Consumer Software Copy Protection                 10,062       8,372       4,754
Electronic License Management Software            25,643      21,770      14,686
Other                                                782       1,146         653
                                                 -------     -------     -------
Total                                            $98,813     $80,116     $52,076
                                                 =======     =======     =======

Operating Income:

                                                                      Year ended December 31,
                                                                   ----------------------------
                                                                     2001      2000       1999
                                                                   -------   -------   --------
Video Copy Protection                                              $55,055   $40,973   $ 25,026
Consumer Software Copy Protection                                    5,572     3,417      1,157
Electronic License Management Software                              13,753    14,828     10,380
Other                                                                  447       436       (778)
                                                                   -------   -------   --------
  Segment income                                                    74,827    59,654     35,785

Research and development                                             9,285     7,822      5,615
General and administrative                                          13,245    10,555      9,324
Amortization of goodwill and other intangibles from acquisitions    10,870     4,878      1,600
Amortization of deferred stock-based compensation                    9,591    15,533         --
Acquisition costs related to GLOBEtrotter Software Inc.                 --     2,162         --
In-process research and development                                     --        --      4,285
Restructuring expenses                                               2,214        --         --
                                                                   -------   -------   --------
   Operating income                                                $29,622   $18,704   $ 14,961
                                                                   =======   =======   ========

Information on Revenue by Geographic Areas:

                                                  Year ended December 31,
                                           -------------------------------------
                                             2001           2000           1999
                                           -------        -------        -------
       United States                       $54,169        $46,245        $31,120
       International                        44,645         33,871         20,956
                                           -------        -------        -------
        Total Revenue                      $98,813        $80,116        $52,076
                                           =======        =======        =======

      Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

(9) Contingencies

      The Company is involved in legal proceedings related to some of its intellectual property rights.

      Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of the Company's copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that the Company's patent be invalidated. On December 27, 1999, the Company submitted to the Tokyo High Court a written statement indicating that the decision of invalidity of the Company's patent should be overturned. In February 2000, a second round of preparatory proceedings was conducted before the Tokyo High Court, with Oral Arguments in March 2000. In its ruling on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The Company has been involved in several preparatory proceedings and is seeking that the Tokyo High Court reaffirm its earlier decision. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

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

      In November 1997, GLOBEtrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending GLOBEtrotter litigation. On or around September 1998, GLOBEtrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against GLOBEtrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. GLOBEtrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, the Company acquired GLOBEtrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of the Company's motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss the Company's patent infringement suit. The Company filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted the Company's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied the Company's reconsideration motion and granted the partial summary judgment motion for Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. The Company plans to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. The Company still has unfair competition & trade practices cause of actions against Rainbow et al. The stay of discovery on the counterclaims has been lifted and witness depositions have commenced. On January 18, 2002, the Company filed a motion to dismiss some of the counterclaims from Rainbow et al. On February 25, 2002, Judge Fogel held a hearing on the Company's motion to dismiss and the Company's motion to dismiss was granted. The trial for the remaining counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against the Company.

      On October 23 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with the Company to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. The Company was informed and believes that Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named the Company as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. In the event Verance succeeds on its cross-claims, the Company may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology.

      As of December 31, 2001, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

      From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.