Form 10-Q
period 2002-03-31
MACROVISION CORP
filed 2002-05-14
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       or

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-22023

                             MACROVISION CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           77-0156161
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

     2830 De La Cruz Boulevard
           Santa Clara, CA                                       95050
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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding as of May 1, 2002
Common stock, $0.001 par value                               51,128,480

                             MACROVISION CORPORATION

                                    FORM 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Page

Item 1.   Financial Information.

          Condensed Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001                                           3

          Condensed Consolidated Statements of Income

              for the Three Month Periods Ended March 31, 2002 and 2001       4

          Condensed Consolidated Statements of Cash Flows

              for the Three Month Periods Ended March 31, 2002 and 2001       5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                             13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         21

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 22

Item 2.   Changes in Securities and Use of Proceeds.                         24

Item 3.   Defaults Upon Senior Securities.                                   24

Item 4.   Submission of Matters to a Vote of Security Holders.               24

Item 5.   Other Information.                                                 24

Item 6.   Exhibits and Reports on Form 8-K.                                  24

          Signatures                                                         25

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     March 31,    December 31,
                                                                       2002          2001
                                                                     ---------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                                         $  54,843     $  26,112
   Short-term investments                                               85,121        83,456
   Accounts receivable, net of allowance for doubtful accounts of
     $1,757 and $1,747, respectively                                    29,692        28,033
   Inventories                                                             345           342
   Income taxes receivable                                              10,752        12,675
   Deferred tax assets                                                   5,347         5,287
   Prepaid expenses and other current assets                             6,719         6,124
                                                                     ---------     ---------
          Total current assets                                         192,819       162,029

   Property and equipment, net                                           5,990         4,337
   Long-term marketable investment securities                          100,403       121,480
   Patents, net                                                          4,644         4,594
   Goodwill and other intangibles from acquisitions, net                23,971        24,951
   Deferred tax assets                                                      --           545
   Other assets                                                         14,672        17,650
                                                                     ---------     ---------
                                                                     $ 342,499     $ 335,586
                                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   2,976     $   2,955
   Deferred revenue                                                      8,606         9,555
   Other current liabilities                                             4,631         4,843
                                                                     ---------     ---------
          Total current liabilities                                     16,213        17,353

Notes payable                                                               31            33
Deferred tax liabilities                                                    78            --

Stockholders' equity:
   Common stock                                                             51            51
   Additional paid-in-capital                                          282,938       280,529
   Deferred stock-based compensation                                    (8,424)      (10,526)
   Accumulated other comprehensive income                                8,408         7,917
   Retained earnings                                                    43,204        40,229
                                                                     ---------     ---------
          Total stockholders' equity                                   326,177       318,200
                                                                     ---------     ---------
                                                                     $ 342,499     $ 335,586
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

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Net revenues                                              $ 23,666     $ 22,974

Costs and expenses:
    Cost of revenues                                         1,663        1,992
    Research and development                                 2,537        2,322
    Selling and marketing                                    4,760        4,040
    General and administrative                               3,048        3,168
    Amortization of intangibles from acquisitions              689        2,683
    Amortization of deferred stock-based compensation*       2,083        3,031
                                                          --------     --------

        Total costs and expenses                            14,780       17,236
                                                          --------     --------
        Operating income                                     8,886        5,738

Interest and other income, net                               2,101        2,696
Impairment losses on investments                            (5,477)      (1,160)
                                                          --------     --------

        Income before income taxes                           5,510        7,274

Income taxes                                                 2,536        3,648
                                                          --------     --------
        Net income                                        $  2,974     $  3,626
                                                          ========     ========

Basic earnings per share                                  $   0.06     $   0.07
Shares used in computing basic earnings per share           50,971       49,923

Diluted earnings per share                                $   0.06     $   0.07
Shares used in computing diluted earnings per share         51,545       51,643

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
    Cost of revenues                                      $    117     $    117
    Research and development                                   444          505
    Selling and marketing                                    1,257        1,342
    General and administrative                                 265        1,067
                                                          --------     --------
                                                          $  2,083     $  3,031
                                                          ========     ========

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                ---------------------
                                                                  2002         2001
                                                                --------     --------
Cash flows from operating activities:
Net income                                                      $  2,974     $  3,626
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   525          373
     Amortization of goodwill and other intangibles from
       acquisitions                                                  689        2,683
     Amortization of deferred stock-based compensation             2,083        3,031
     Tax benefit from stock options                                  765        1,500
     Impairment losses on investments                              5,477        1,160
     Changes in operating assets and liabilities:
       Accounts receivable                                        (1,714)      (6,195)
       Deferred revenue                                             (908)       3,431
       Other assets                                                  840        3,054
       Other liabilities                                             298          539
                                                                --------     --------
          Net cash provided by operating activities               11,029       13,202

Cash flows from investing activities:

     Purchases of long-term marketable investment securities          --      (36,481)
     Sales or maturities of long-term marketable investment
       securities                                                 20,130       23,226
     Purchases of short-term investments                         (38,809)     (49,331)
     Sales or maturities of short-term investments                36,996       58,964
     Acquisition of property and equipment                        (2,070)        (384)
     Minority equity investments in companies                         --       (3,500)
     Other investing activities                                     (181)        (402)
                                                                --------     --------
       Net cash used in investing activities                      16,066       (7,908)

Cash flows from financing activities:

     Proceeds from issuance of common stock from options and
       stock purchase plans                                        1,656        1,251
     Other financing activities                                       --          (53)
                                                                --------     --------
       Net cash provided by financing activities                   1,656        1,198
Effect of exchange rate changes on cash                              (20)          --
                                                                --------     --------
Net increase in cash and cash equivalents                         28,731        6,492
Cash and cash equivalents at beginning of period                  26,112       22,409
                                                                --------     --------
Cash and cash equivalents at end of period                      $ 54,843     $ 28,901
                                                                ========     ========

Supplemental cash flow information:

   Interest paid                                                $     --     $     --
   Income taxes paid                                            $     --     $    258

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as described in Notes 3 and 4, which in the opinion of management are considered necessary to present fairly the financial position of the Company as of March 31, 2002, and their consolidated results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2002 or any other future interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                                   March 31,      December 31,
                                                     2002             2001
                                                   ---------      ------------

        Raw materials                                $ 25             $ 33
        Finished goods                                320              309
                                                     ----             ----
                                                     $345             $342
                                                     ====             ====

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of March 31, 2002 and December 31, 2001, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income (loss), as a separate component of stockholders' equity.

      All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

      Realized losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported as non-operating expenses under the caption "Impairment losses on investments." The cost of securities sold is based on the specific identification method. Realized gains, interest and dividends on securities classified as available-for-sale are included in other income.

      During the quarter ended March 31, 2002, the Company recorded a loss of $2.5 million from an other than temporary decline in the fair value of a long term marketable security.

NOTE 4 - OTHER ASSETS

      The Company has made certain strategic investments that it intends to hold for the long term and monitors whether there has been a decline in value that is considered other than temporary. Management bases its estimates of the respective investments' net realizable value by taking into account the achievement of milestones in business plans, third-party financing and current working capital. The Company records its investments using the cost method. Strategic investments are classified as other assets in the accompanying condensed consolidated balance sheets.

      During the quarters ended March 31, 2002 and 2001, the Company recorded charges of $3.0 million and $1.2 million, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments. These amounts have been recorded on the condensed consolidated statements of income as impairment loss on investments.

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

                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                         2002      2001
                                                                        ------    ------
   Basic EPS - weighted average number of common shares outstanding     50,971    49,923
   Effect of dilutive common shares - stock options outstanding            574     1,720
                                                                        ------    ------
   Diluted EPS - weighted average number of common shares and common
      share equivalents outstanding                                     51,545    51,643
                                                                        ======    ======

   Anti-dilutive shares excluded                                         2,251       827
                                                                        ======    ======

      The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets".

      SFAS No. 141 requires that all business combinations be accounted for under the purchase method for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. The Company has not effected any business combinations in 2002 and the adoption of SFAS No. 141 has not had an impact on its consolidated financial position or results of operations.

     SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill is not amortized. The Company is now required to perform a transitional impairment test for all recorded goodwill within six months of adoption, and if an impairment is indicated, record an impairment loss by the end of the second quarter of fiscal year 2002. The Company is currently in the process of performing this impairment test. The adoption of SFAS No. 142 reduced the amount of amortization of goodwill and intangible assets from acquisitions by approximately $2.0 million for the quarter ended March 31, 2002 as compared to the prior year's quarter. Approximately $742,000 of intangible assets previously allocated to workforce in place were subsumed into goodwill as of January 1, 2002. The pro forma effects of the adoption of SFAS No. 142 are as follows:

                                                      Three Months Ended March 31,
                                                 ---------------------------------------
                                                    2002          2001          2001
                                                 As Reported    Pro Forma    As Reported
                                                 -----------   -----------   -----------
Amortization of intangibles from acquisitions     $     689     $     706     $   2,683
Net income                                        $   2,974     $   4,607     $   3,626
Basic EPS                                         $    0.06     $    0.09     $    0.07
Diluted EPS                                       $    0.06     $    0.09     $    0.07

      In August 2001 the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations", and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002, and SFAS No. 143 will be adopted effective January 1, 2003. The adoption of SFAS 144 has not had an impact on the Company's consolidated financial position or results of operations. The effect of adopting SFAS 143 is not expected to have material effect on the Company's consolidated financial position or results of operations.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002          2001
                                                          -------       -------
   Net income                                             $ 2,974       $ 3,626
   Other comprehensive income (loss):
      Unrealized gains (loss) on investments                  819        (3,427)
      Foreign currency translation adjustments               (327)       (1,127)
                                                          -------       -------
   Comprehensive income (loss)                            $ 3,466       $  (928)
                                                          =======       =======

NOTE 8 - RESTRUCTURING EXPENSES

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

                                               COMPENSATION
                                             EXPENSE RELATING
                                              TO ACCELERATED
                                                VESTING OF
                                              CERTAIN STOCK
                                  SEVERANCE       OPTIONS         OTHER          TOTAL
                                  ---------  ----------------    -------        -------
Total charge in 2001               $   317        $ 1,764        $   133        $ 2,214
Cash paid                             (235)            --            (14)          (249)
Non cash charge                         --         (1,764)            --         (1,764)
                                   -------        -------        -------        -------
Balance at December 31, 2001            82             --            119            201
Cash paid                              (82)            --           (119)          (201)
                                   -------        -------        -------        -------
Balance at March 31, 2002          $    --        $    --        $    --        $    --
                                   =======        =======        =======        =======

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):

NET REVENUES:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                          2002            2001
                                                         -------         -------
   Video Technology Division
        DVD                                              $10,599         $ 7,600
        Videocassette                                      1,519           2,951
        Pay-Per-View                                       3,148           4,134
   Consumer Software Division                              2,086           2,405
   Globetrotter Software Division                          6,228           5,308
   Other                                                      86             576
                                                         -------         -------
                                                         $23,666         $22,974
                                                         =======         =======

OPERATING INCOME:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ------------------------
                                                                            2002            2001
                                                                          --------        --------
   Video Technology Division                                              $ 13,369        $ 12,763
   Consumer Software Division                                                  800           1,262
   Globetrotter Software Division                                            3,249           2,524
   Other                                                                      (175)            393
                                                                          --------        --------
     Segment income                                                         17,243          16,942
   Research and development                                                  2,537           2,322
   General and administrative                                                3,048           3,168
   Amortization of goodwill and other intangibles from acquisitions            689           2,683
   Amortization of deferred stock-based compensation                         2,083           3,031
                                                                          --------        --------
                                                                          $  8,886        $  5,738
                                                                          ========        ========

      Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

INFORMATION ON NET REVENUES BY GEOGRAPHIC AREAS:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ---------------------------
                                                       2002                2001
                                                     -------             -------
       United States                                 $10,784             $13,815
       International                                  12,882               9,159
                                                     -------             -------
                                                     $23,666             $22,974
                                                     =======             =======

      Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 10 - CONTINGENCIES

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

      In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. Globetrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, the Company acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of the Company's motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss the Company's patent infringement suit. The Company filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-

59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted the Company's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied the Company's reconsideration motion and granted the partial summary judgment motion for Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. The Company plans to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. The Company still has unfair competition & trade practices cause of actions against Rainbow et al. The stay of discovery on the counterclaims has been lifted and witness depositions have commenced. On January 18, 2002, the Company filed a motion to dismiss some of the counterclaims from Rainbow et al. On February 25, 2002, Judge Fogel held a hearing on the Company's motion to dismiss and the Company's motion to dismiss was granted. The trial for the remaining counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against the Company.

      On October 23, 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with the Company to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named the Company as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. In the event Verance succeeds on its cross-claims, the Company may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology.

      As of March 31, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

      From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

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

      The following table provides net revenues information by product line (dollars in thousands):

                                              THREE MONTHS ENDED
                                                   MARCH 31,                   CHANGE
                                             ---------------------       -------------------
                                              2002          2001             $           %
                                             -------       -------       -------        ----
Video Technology Division
     DVD                                     $10,599       $ 7,600       $ 2,999        39.5%
     Videocassette                             1,519         2,951        (1,432)       (48.5)
     Pay-Per-View                              3,148         4,134          (986)       (23.9)
Consumer Software Division                     2,086         2,405          (319)       (13.3)
Globetrotter Software Division                 6,228         5,308           920        17.3
Other                                             86           576          (490)       (85.1)
                                             -------       -------       -------
Total                                        $23,666       $22,974       $   692         3.0
                                             =======       =======       =======

      The following table provides percentage of net revenue information by product line:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2002          2001
                                                           ------        ------
Video Technology Division
     DVD                                                     44.8%         33.1%
     Videocassette                                            6.4          12.8
     Pay-Per-View                                            13.3          18.0
Consumer Software Division                                    8.8          10.5
Globetrotter Software Division                               26.3          23.1
Other                                                         0.4           2.5
                                                           ------        ------
Total                                                       100.0%        100.0%
                                                           ======        ======

VIDEO TECHNOLOGY DIVISION

     Our customers have included the home video divisions of members of the Motion Picture Association of America, videocassette duplication and DVD replication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes ("Special Interest"). We typically receive per unit royalties based upon the number of copy protected videocassettes or DVDs that are produced by Motion Picture Association of America studios or other content owners. Royalties from Motion Picture Association of America studios represented a significant portion of such fees for the three months ended March 31, 2002 and 2001.

      DVD COPY PROTECTION. In 1997, we introduced copy protection for DVDs. Our customers have included members of the Motion Picture Association of America and "Special Interest" rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive annual license fees from DVD hardware manufacturers. DVD copy protection revenue represented 44.8% and 33.1% of our net revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution.

      VIDEOCASSETTE COPY PROTECTION. As expected, in 2001 our videocassette copy protection revenues continued to decline, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Videocassette copy protection revenues represented 6.4% and 12.8% of our net revenues for the three months ended March 31, 2002 and 2001, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

      PPV COPY PROTECTION. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive digital PPV copy protection revenues from hardware royalties, up-front license fees, and PPV programming royalties. Digital PPV revenues were 13.3% and 18.0% of our net revenues for the three months ended March 31, 2002 and 2001, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. To date, such transaction-based royalty payments have not been significant. The decrease in our PPV copy protection revenues is due to the overall slowdown in the worldwide market for digital set top boxes.

CONSUMER SOFTWARE DIVISION

      In 1998, we made a minority equity investment in C-Dilla, Ltd. (Woodley, UK) and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for approximately $12.8 million in cash, 218,398 shares of our common stock then valued at $5.1 million and stock option grants of Macrovision stock then valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. Consumer software copy protection revenues represented 8.8% and 10.5% of our net revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in revenue is mainly due to modest price discounting combined with limited volume growth.

GLOBETROTTER SOFTWARE DIVISION

      In August 2000, we acquired Globetrotter Software, Inc., a leading supplier of electronic licensing and license management technology to software vendors and supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of Globetrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Globetrotter Software, Inc. Globetrotter generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 26.3% and 23.1% of our net revenues for the three months ended March 31, 2002 and 2001, respectively. Despite difficult economic conditions for enterprise software companies, revenue has increased due to further market penetration.

COSTS AND EXPENSES

      Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners, costs of equipment used to apply our technology. Also included in cost of revenues are software product support, patent defense costs and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

      We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the following year. We believe that this trend has been principally due to the tendency of certain of our customers to release new video and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We anticipate that revenues from our electronic license management business may also reflect a similar seasonal trend. In addition, revenues tend to be lower in the summer months, particularly in Europe.

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

      We have identified the accounting policies below as critical to our business operations and the understanding of our consolidated results of operations.

REVENUE RECOGNITION AND COST OF REVENUE

      Our revenue recognition policy is detailed in our Annual Report on Form 10-K. Management has made significant judgments related to revenue recognition; specifically, evaluating whether our fee relating to an arrangement is fixed or determinable and assessing whether collectibility is probable. These judgments are discussed below.

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

VALUATION OF STRATEGIC INVESTMENTS

      As of March 31, 2002, the adjusted cost of our strategic investments totaled $55.1 million.

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

      For equity investments in public companies, we review each investment based primarily on the reported market value per share. When the rolling six month average reported market value is below the Company's original cost basis, we determine that an other than temporary impairment has occurred.

      Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. Based on these measurements, $5.5 million and $1.2 million in impairment losses were recorded during the quarters ended March 31, 2002 and March 31, 2001.

VALUATION OF INTANGIBLE ASSETS

      Intangible assets, net of accumulated amortization, totaled $24.0 million as of March 31, 2002. We periodically evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, purchased technology, workforce in-place, non-compete agreements and customer base. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, an evaluation of the recoverability of the net carrying value of the asset over its remaining useful life is made. If this evaluation indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the entity or technology acquired over the remaining amortization period, the net carrying value of the related intangible asset will be reduced to fair value and the remaining amortization period may be adjusted. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to these intangible assets would decrease during the remainder of the fiscal year. No impairment charges for intangible assets were recorded during the first quarter of 2002 based on these measurements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve for all accounts receivable aged greater than 90 days, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There has been little fluctuation in the allowance for doubtful accounts primarily due to low historical volumes of bad debts.

INCOME TAXES

      Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of March 31, 2002, deferred tax assets net of a $1.4 million valuation allowance, totaled $5.3 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      NET REVENUES. Our net revenues increased 3.0% from $23.0 million in the first quarter of 2001 to $23.7 million in the first quarter of 2002. DVD copy protection revenues increased $3.0 million or 39.5% from $7.6 million in the first quarter of 2001 to $10.6 million in the first quarter of 2002, due to the continued strong growth of the DVD format and our continued high penetration rate among Hollywood studio customers. Revenues from videocassette copy protection decreased $1.4 million or 48.5% from $3.0 million in the first quarter of 2001 to $1.5 million in the first quarter of 2002, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $1.0 million or 23.9% from $4.1 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002 due to continued softness in the digital set-top box market. Consumer Software Division revenues decreased $319,000 or 13.3% from $2.4 million in the first quarter of 2001 to $2.1 million in the first quarter of 2002 reflecting the impact of a weak title release schedule and modest price reductions in our SafeDisc business. Revenues from our Globetrotter Software Division increased $920,000 or 17.3% from $5.3 million in the first quarter of 2001 to $6.2 million in the first quarter of 2002 primarily due to increased market penetration despite the difficult economic environment for enterprise software. Other revenue from legacy businesses decreased $490,000 or 85.1% from $576,000 in the first quarter of 2001 to $86,000 in the first quarter of 2002.

      COST OF REVENUES. Cost of revenues as a percentage of net revenues decreased from 8.7% for the first quarter of 2001 to 7.0% for the first quarter of 2002. Cost of revenues decreased $329,000 from $2.0 million in the first quarter of 2001 to $1.7 million in the first quarter of 2002. This decrease was primarily due to a reduction in patent defense costs and third party royalty expenses.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by $215,000 or 9.3% from $2.3 million in the first quarter of 2001 to $2.5 million in the first quarter of 2002. The increase is primarily due to further research and development activities in our Video Technology, Consumer Software and Globetrotter Software Divisions. Research and development expenses increased as a percentage of net revenues from 10.1% in the first quarter of 2001 to 10.7% in the first quarter of 2002. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we develop new technologies across all our business areas.

      SELLING AND MARKETING. Selling and marketing expenses increased by $720,000 or 17.8% from $4.0 million in the first quarter of 2001 to $4.8 million in the first quarter of 2002. This increase was primarily due to an increase in salesforce headcount. Selling and marketing expenses increased as a percentage of net revenues from 17.6% in the first quarter of 2001 to 20.1% in the first quarter of 2002. Selling and marketing expenses are expected to increase in absolute terms over the prior year periods as we continue to expand our efforts in selling and marketing consumer software, electronic license management software and other digital rights management products.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $120,000 or 3.8% from $3.2 million in the first quarter of 2001 to $3.0 million in the first quarter of 2002, primarily due to a reduction in administration headcount as a result of our restructuring program during the fourth quarter of 2001 as further described in
Note 8 of Notes to Condensed Consolidated Financial Statements. General and administrative expenses decreased as a percentage of net revenues from 13.8% in the first quarter of 2001 to 12.9% in the first quarter of 2002.

      AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets", goodwill and workforce in place were not amortized beginning January 1, 2002.

      We amortize intangibles relating to the acquisition of C-Dilla, in June of 1999, on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies and non-compete agreements. We amortized $566,000 and $743,000 in the first quarters of 2002 and 2001, respectively. As a result of adopting SFAS No. 142, "Goodwill and other Intangible Assets," amortization of goodwill and certain intangibles ceased effective January 1, 2002. If we had adopted SFAS 142 in the first quarter of 2001, pro forma amortization would have been approximately $566,000.

      We also amortize intangibles relating to the acquisition of assets and assumed liabilities of Productivity through Software plc ("PtS") on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $123,000 and $1.9 million in the first quarters of 2002 and 2001, respectively. As a result of adopting SFAS No. 142, "Goodwill and other Intangible Assets," amortization of goodwill and certain intangibles ceased effective January 1, 2002. If we had adopted SFAS 142 in the first quarter of 2001, pro forma amortization would have been approximately $140,000.

      AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the first quarters of 2002 and 2001 were $2.1 million and $3.0 million, respectively. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

      IMPAIRMENT LOSSES ON INVESTMENTS. During the first quarters of 2002 and 2001, we recorded charges totaling $5.5 million and $1.2 million, respectively, relating to other than temporary impairments in our public and private company investments.

      INTEREST AND OTHER INCOME, NET. Interest and other income decreased $595,000 or 22.1% from $2.7 million in the first quarter of 2001 to $2.1 million in the first quarter of 2002, primarily from lower interest rates.

      INCOME TAXES. We recorded income taxes of $2.5 million and $3.6 million for the first quarters of 2002 and 2001, respectively. Income tax expense represents combined federal, state and foreign taxes at effective rates of 46.0% and 50.2% for the first quarters of 2002 and 2001, respectively. The decrease in the effective tax rate was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions and also due to a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $11.0 million and $13.2 million in the first quarters of 2002 and 2001, respectively. Cash provided by operating activities decreased primarily due to a $3.0 million tax refund received during the first quarter of 2001. The availability of cash generated by our operations could be affected by, but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Investing activities provided net cash of $16.1 million in the first quarter of 2002 and used net cash of $7.9 million in the first quarter of 2001. Cash from investing activities increased approximately $24.0 million from the prior quarter a year ago, mainly from the maturity of long term marketable investments which were reinvested in money market funds and short term investments for more favorable interest rates. We made capital expenditures of $2.1 million and $384,000 in the first quarters of 2002 and 2001, respectively. The increase in capital expenditures of $1.7 million is primarily due to leasehold improvements and furniture and fixtures for our new office space. We also paid $181,000 and $100,000 in the first quarters of 2002 and 2001, respectively, related to patents.

      Net cash provided by financing activities was $1.7 million and $1.2 million in the first quarters of 2002 and 2001, respectively, from the issuance of common stock from options and stock purchase plans.

      At March 31, 2002, we had $54.8 million in cash and cash equivalents, $85.1 million in short-term investments and $100.4 million in long-term marketable investment securities, which includes the fair market valuation of our holdings in Digimarc and TTR, which we presently intend to hold for the long term. We have no material commitments for capital expenditures but anticipate that capital expenditures for the remainder of the year will aggregate approximately $2.6 million. The anticipated increase in capital expenditures is necessary to support the growth of our new business initiatives. We also have future minimum lease payments of approximately $31.1 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

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

      Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electric license management products, or due to other business risks including, but not limited to, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

CONTRACTUAL OBLIGATIONS

      The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of March 31, 2002 were as follows (in thousands):

                                                        Operating
                                                         Leases
                                                        ---------
2002                                                    $ 2,190
2003                                                      2,784
2004                                                      2,829
2005                                                      2,920
2006                                                      3,023
2007 and thereafter                                      17,334
                                                        -------
Total                                                   $31,080
                                                        =======

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

      FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $240.4 million as of March 31, 2002. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $675,000 decrease (approximately 0.4%) in the fair value of our available-for-sale securities as of March 31, 2002.

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

      STRATEGIC INVESTMENTS. We currently hold minority equity interests in CAC, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia, Widevine Technologies and TTR. These investments, totaling $55.1 million, represented 15.7% of our total assets as of March 31, 2002. CAC, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we have in the past and may in the future be required to write off all or part of one or more of these investments. During the first quarters of 2002 and 2001, we recorded charges of $5.5 million and $1.2 million, respectively, relating to other than temporary impairments in our public and private company investments.

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

      As of March 31, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

      From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            None.

      (b)   Reports on Form 8-K.

            During the quarter ended March 31, 2002, the Company filed one report on Form 8-K. On February 25, 2002, the Company reported on Form 8-K its press release concerning revenue and earnings estimates for the fourth quarter of 2001 and for fiscal year 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation


Date:      May 13, 2002                 By: /s/  William A. Krepick
     ------------------------------        -------------------------------------
                                           William A. Krepick, President and
                                           Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER


Date:      May 13, 2002                 By: /s/  Ian R. Halifax
     ---------------------------           -------------------------------------
                                           Ian R. Halifax, Vice President,
                                           Finance and Administration,
                                           Chief Financial Officer and Secretary