Form 10-Q
period 2002-06-30
MACROVISION CORP
filed 2002-08-14
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       or

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
         Yes  X    No
             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of August 1, 2002
 Common stock, $0.001 par value                           51,011,315

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                   Page
Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001                                                                   3

          Condensed Consolidated Statements of Income
              for the Three and Six Month Periods Ended June 30, 2002 and 2001                        4

          Condensed Consolidated Statements of Cash Flows
              for the Six Month Periods Ended June 30, 2002 and 2001                                  5

          Notes to Condensed Consolidated Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                                     14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                 24


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                         25

Item 2.   Changes in Securities and Use of Proceeds.                                                 26

Item 3.   Defaults Upon Senior Securities.                                                           27

Item 4.   Submission of Matters to a Vote of Security Holders.                                       27

Item 5.   Other Information.                                                                         27

Item 6.   Exhibits and Reports on Form 8-K.                                                          28

          Signatures                                                                                 29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          June 30,               December 31,
                                                                            2002                     2001
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $      88,353           $      26,112
   Short-term investments                                                       89,632                  83,456
   Accounts receivable, net of allowance for doubtful accounts of
     $1,406 and $1,747, respectively                                            25,144                  28,033
   Inventories                                                                     367                     342
   Income taxes receivable                                                       5,298                  12,213
   Deferred tax assets                                                           5,367                   5,287
   Prepaid expenses and other current assets                                     5,292                   6,124
                                                                     --------------------     -------------------
          Total current assets                                                 219,453                 161,567

   Property and equipment, net                                                   6,289                   4,337
   Long-term marketable investment securities                                   62,927                 121,480
   Patents, net                                                                  4,687                   4,594
   Goodwill and other intangibles from acquisitions, net                        24,308                  24,951
   Deferred tax assets                                                               -                     545
   Other assets                                                                 22,491                  17,650
                                                                     --------------------     -------------------
                                                                         $     340,155           $     335,124
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $       2,709           $       2,955
   Deferred revenue                                                              9,709                   9,555
   Other current liabilities                                                     5,196                   4,381
                                                                     --------------------     -------------------
          Total current liabilities                                             17,614                  16,891

Notes payable                                                                       31                      33
Deferred tax liabilities                                                           118                       -

Stockholders' equity:
   Common stock                                                                     51                      51
   Treasury stock, at cost                                                      (3,398)                      -
   Additional paid-in-capital                                                  283,738                 280,529
   Deferred stock-based compensation                                            (5,955)                (10,526)
   Accumulated other comprehensive income                                       (1,835)                  7,917
   Retained earnings                                                            49,791                  40,229
                                                                     --------------------     -------------------
          Total stockholders' equity                                           322,392                 318,200
                                                                     --------------------     -------------------
                                                                         $     340,155           $     335,124
                                                                     ====================     ===================

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            JUNE 30,                               JUNE 30,
                                               -----------------------------------    -----------------------------------
                                                    2002                2001               2002               2001
                                               ---------------     ---------------    ---------------    ----------------
Net revenues                                   $      24,940       $      25,764      $      48,606      $      48,738

Costs and expenses:
    Cost of revenues                                   1,888               1,436              3,551              3,428
    Research and development                           2,832               2,528              5,369              4,850
    Selling and marketing                              4,582               4,796              9,342              8,836
    General and administrative                         3,618               3,719              6,666              6,887
    Amortization of goodwill and other
      intangibles from acquisitions                      689               2,682              1,378              5,365
    Amortization of deferred stock-based
      compensation*                                    2,041               2,210              4,124              5,241
                                               ---------------     ---------------    ---------------    ----------------

        Total costs and expenses                      15,650              17,371             30,430             34,607
                                               ---------------     ---------------    ---------------    ----------------

        Operating income                               9,290               8,393             18,176             14,131


Interest and other income, net                         2,067               2,844              4,168              5,540
Impairment losses on investments                           -              (2,200)            (5,477)            (3,360)
                                               ---------------     ---------------    ---------------    ----------------

        Income before income taxes                    11,357               9,037             16,867             16,311
Income taxes                                           4,770               3,981              7,306              7,629
                                               ---------------     ---------------    ---------------    ----------------

        Net income                             $       6,587       $       5,056      $       9,561      $       8,682
                                               ===============     ===============    ===============    ================

Basic earnings per share                       $        0.13       $        0.10      $        0.19      $        0.17
Shares used in computing basic earnings
  per share                                           51,120              50,213             51,046             50,069

Diluted earnings per share                     $        0.13       $        0.10      $        0.19      $        0.17

Shares used in computing diluted earnings
  per share                                           51,340              51,721             51,500             51,708

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:


                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 ----------------------------------    ----------------------------------
                                                      2002               2001               2002               2001
                                                 ---------------    ---------------    ---------------    ---------------
    Cost of revenues                                       117                117                234                234
    Research and development                               403              1,291                847              2,634
    Selling and marketing                                1,257                505              2,514              1,010
    General and administrative                             264                297                529              1,363
                                                 ---------------    ---------------    ---------------    ---------------
                                                         2,041              2,210              4,124              5,241

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                ----------------------------------------------
                                                                         2002                     2001
                                                                ----------------------    --------------------
Cash flows from operating activities:
Net income                                                           $      9,561             $     8,682
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                          1,301                     737
     Amortization of goodwill and other intangibles from
       acquisitions                                                         1,378                   5,365
     Amortization of deferred stock-based compensation                      4,124                   5,241
     Tax benefit from stock options                                         1,078                   5,760
     Impairment losses on investments                                       5,477                   3,360
     Changes in operating assets and liabilities:
       Accounts receivable                                                  2,912                  (5,945)
       Deferred revenue                                                       133                   2,582
       Other assets                                                         7,722                   3,175
       Other liabilities                                                      500                     (421)
                                                                ----------------------    --------------------
          Net cash provided by operating activities                        34,186                  28,536

Cash flows from investing activities:
     Purchases of long-term marketable investment securities
                                                                                -                 (88,188)
     Sales or maturities of long-term marketable investment
       securities                                                          38,493                  52,051
     Purchases of short-term investments                                  (81,835)                (94,943)
     Sales or maturities of short-term investments                         75,463                 102,196
     Acquisition of property and equipment                                 (2,878)                   (666)
     Minority equity investments in companies                                   -                  (8,500)
     Other investing activities                                              (423)                 (1,001)
                                                                ----------------------    --------------------
       Net cash used in investing activities                               28,820                 (39,051)

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                 2,556                   2,988
     Treasury stock acquisitions                                           (3,398)                      -
     Other financing activities                                                 -                     (46)
                                                                ----------------------    --------------------
       Net cash provided by financing activities                             (842)                  2,942
Effect of exchange rate changes on cash                                        77                    (106)
                                                                ----------------------    --------------------
Net increase in cash and cash equivalents                                  62,241                  (7,679)
Cash and cash equivalents at beginning of period                           26,112                  22,409
                                                                ----------------------    --------------------
Cash and cash equivalents at end of period                           $     88,353            $     14,730
                                                                ======================    ====================

Supplemental cash flow information:
   Interest paid                                                     $          -            $          -
   Income taxes paid                                                 $      2,000            $      1,105

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as described in Notes 4 and 5, which in the opinion of management are considered necessary to present fairly the financial position of the Company as of June 30, 2002, and their consolidated results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2002 or any other future interim period.

      Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2 - REVENUE RECOGNITION

      Revenue from the replication of videocassettes and DVDs is recognized when it is realized or realizable and earned.During the current period, one major studio customer for which certain revenues were historically recognized on a cash basis, were recognized on an as earned basis. This stems from the execution of a new license agreement with the customer and a consistent payment history. For the three months ended June 30, 2002, this accrual resulted in an additional $237,000 of revenue.


NOTE 3 - INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                       JUNE 30,          DECEMBER 31,
                                         2002                2001
                                   -----------------    ----------------

        Raw materials                   $      149         $       33
        Finished goods                         218                309
                                   -----------------    ----------------
                                        $      367         $      342
                                   =================    ================

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of June 30, 2002 and December 31, 2001, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income (loss), as a separate component of stockholders' equity.

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

      During the six months ended June 30, 2002, the Company recorded a loss of $2.5 million from an other than temporary decline in the fair value of a long-term marketable security.


NOTE 5 - OTHER ASSETS

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

      During the six months ended June 30, 2002 and 2001, the Company recorded charges of $3.0 million and $3.4 million, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments. These amounts have been recorded on the condensed consolidated statements of income as impairment losses on investments.

NOTE 6 - EARNINGS PER SHARE

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


                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30                              JUNE 30
                                                  2002              2001               2002             2001
                                              --------------    --------------     -------------    -------------
Basic EPS - weighted average number of
   common shares outstanding                         51,120            50,213            51,046           50,069
Effect of dilutive common shares - stock
   options outstanding                                  220             1,508               454            1,639
                                              --------------    --------------     -------------    -------------
Diluted EPS - weighted average number of
   common shares and common share
   equivalents outstanding                           51,340            51,721            51,500           51,708
                                              ==============    ==============     =============    =============

Anti-dilutive shares excluded                         4,176             1,148             3,523              997
                                              ==============    ==============     =============    =============

      The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.

NOTE 7 - TREASURY STOCK

In May 2002, the Board of Directors authorized a stock repurchase program for up to 5 million shares of the Company's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management. The Company's repurchases of shares of common stock have been recorded as treasury stock and result in a reduction of stockholders' equity. As of June 30, 2002, treasury stock consisted of 240,000 shares of common stock.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of goodwill continued through December 31, 2001. For business combinations occurring on or after July 1, 2001, the associated goodwill is not amortized. The Company was required to perform a transitional impairment test for all recorded goodwill within six months of adoption. The Company has completed this transitional impairment test and has concluded that no impairment was indicated. The adoption of SFAS No. 142 reduced the amount of amortization of goodwill and intangible assets from acquisitions for the quarter ended June 30, 2002 by approximately $2.0 million and for the six months ended June 30, 2002 by approximately $4.0 million. Approximately $742,000 of intangible assets previously allocated to workforce in place were subsumed into goodwill as of January 1, 2002. In accordance with SFAS No. 142, the Company has elected to perform its annual impairment review on October 1. The pro forma effects of the adoption of SFAS No. 142 are as follows (dollars in thousands):


                                                                 THREE MONTHS ENDED JUNE 30
                                                    ------------------------------------------------------
                                                         2002                2001               2001
                                                     AS REPORTED         AS ADJUSTED        AS REPORTED
                                                    ---------------     ---------------    ---------------

   Amortization of intangibles from acquisitions       $    689             $   689           $  2,682
   Net income                                          $  6,587             $ 6,343           $  5,056
   Basic EPS                                           $   0.13             $  0.12           $   0.10
   Diluted EPS                                         $   0.13             $  0.12           $   0.10


                                                                  SIX MONTHS ENDED JUNE 30
                                                    ------------------------------------------------------
                                                         2002                2001               2001
                                                     AS REPORTED         AS ADJUSTED        AS REPORTED
                                                    ---------------     ---------------    ---------------

   Amortization of intangibles from acquisitions       $  1,378             $ 1,372           $  5,365
   Net income                                          $  9,561             $11,261           $  8,682
   Basic EPS                                           $   0.19             $  0.22           $   0.17
   Diluted EPS                                         $   0.19             $  0.22           $   0.17

      In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", and in October issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 as it relates to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002, and SFAS No. 143 will be adopted effective January 1, 2003. The adoption of SFAS 144 has not had an impact on the Company's consolidated financial position or results of operations. The effect of adopting SFAS 143 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):


                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      JUNE 30                               JUNE 30
                                          ---------------------------------    ----------------------------------
                                               2002              2001               2002               2001
                                          ---------------    --------------    ---------------    ---------------
Net income                                $       6,587      $       5,056     $      9,561       $      8,682
Other comprehensive income (loss):
   Unrealized gains (losses) on
     investments                                (11,353)            12,512          (10,534)             9,085
   Foreign currency translation
     adjustments                                  1,109                (21)             782             (1,148)
                                          ---------------    --------------    ---------------    ---------------
Comprehensive income (loss)                $     (3,657)      $     17,547     $       (191)      $     16,619
                                          ===============    ==============    ===============    ===============

NOTE 10 - RESTRUCTURING EXPENSES

      During the fourth quarter of 2001, the Company announced a restructuring program and eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions. All terminated employees were notified of their severance and related benefits at the time the program was announced. This program resulted in the elimination of 26 redundant positions on a worldwide basis and related to less than 10% of the Company's employees. The restructuring charge totaled $2.2 million and consisted principally of severance payments and non-cash compensation expense relating to accelerated vesting of certain stock options. Expenses relating to the charge are summarized as follows (dollars in thousands):


                                      SEVERANCE            COMPENSATION             OTHER                TOTAL
                                                         EXPENSE RELATING
                                                          TO ACCELERATED
                                                            VESTING OF
                                                          CERTAIN STOCK
                                                             OPTIONS
                                   -----------------    -------------------    -----------------    -----------------

Total charge in 2001                 $       317               $    1,764        $       133          $     2,214
Cash paid                                   (235)                      --                (19)                (254)
Non cash charge                               --                   (1,764)                --               (1,764)
                                   -----------------    -------------------    -----------------    -----------------
Balance at December 31, 2001                  82                       --                114                  196

Cash paid                                    (82)                      --               (114)                (196)
                                   -----------------    -------------------    -----------------    -----------------
Balance at June 30, 2002              $       --             $         --         $       --           $       --
                                   =================    ===================    =================    =================

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):

NET REVENUES:


                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JUNE 30                               JUNE 30
                                               ----------------------------------    ----------------------------------
                                                    2002               2001              2002               2001
                                               ----------------    --------------    --------------     --------------
Video Technology Division
     DVD                                             $  11,145          $  9,632         $  21,744          $  17,232
     Videocassette                                       2,439             3,029             3,958              5,980
     Pay-Per-View                                        2,567             3,082             5,715              7,216
Consumer Software Division                               1,982             2,276             4,068              4,681
Globetrotter Software Division                           6,763             7,694            12,991             13,002
Other                                                       44                51               130                627
                                               ----------------    --------------    --------------     --------------
                                                      $ 24,940          $ 25,764         $  48,606          $  48,738
                                               ================    ==============    ==============     ==============


OPERATING INCOME:

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30                             JUNE 30
                                                  --------------------------------    ---------------------------------
                                                      2002              2001              2002               2001
                                                  --------------    --------------    --------------    ---------------

Video Technology Division                              $ 14,223         $  13,797          $ 27,591          $  26,560
Consumer Software Division                                  626             1,123             1,426              2,385
Globetrotter Software Division                            3,852             4,583             7,102              7,107
Other                                                     (231)                29             (406)                422
                                                  --------------    --------------    --------------    ---------------
  Segment income                                         18,470            19,532            35,713             36,474
Research and development                                  2,832             2,528             5,369              4,850
General and administrative                                3,618             3,719             6,666              6,887
Amortization of goodwill and other intangibles
  from acquisitions                                         689             2,682             1,378              5,365
Amortization of deferred stock-based
  compensation                                            2,041             2,210             4,124              5,241
                                                  --------------    --------------    --------------    ---------------
                                                       $  9,290          $  8,393         $  18,176          $  14,131
                                                  ==============    ==============    ==============    ===============

      Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

INFORMATION ON NET REVENUES BY GEOGRAPHIC AREAS:


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30                             JUNE 30
                                                  -------------------------------   ----------------------------------
                                                      2002              2001             2002               2001
                                                  --------------    -------------   ---------------    ---------------
United States                                            12,013         $ 15,261            22,797           $ 29,076
International                                            12,927           10,503            25,809             19,662
                                                  -------------- -- -------------   ---------------    ---------------
                                                       $ 24,940         $ 25,764          $ 48,606           $ 48,738
                                                  ==============    =============   ===============    ===============

      Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 12 - CONTINGENCIES

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

      The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court solicited the Company for a list of experts that the Court can call on to serve as expert witnesses. The Company submitted a list of experts in the area of analog video copy protection to the Court on October 5, 2001. The selection of the Court's expert witnesses is pending. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

      In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. Globetrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, the Company acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of the Company's motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss the Company's patent infringement suit. The Company filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted the Company's request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied the Company's reconsideration motion and granted the partial summary judgment motion for Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. The Company plans to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. The Company still has unfair competition & trade practices cause of actions against Rainbow et al. The stay of discovery on the counterclaims has been lifted and witness depositions have commenced. On January 18, 2002, the Company filed a motion to dismiss some of the counterclaims from Rainbow et al. On February 25, 2002, Judge Fogel held a hearing on the Company's motion to dismiss and the Company's motion to dismiss was granted. On June 3, 2002, the Company filed another motion to dismiss additional counterclaims from Rainbow et al. On July 15, 2002, Judge Fogel held a hearing on the Company's motion to dismiss and a decision is pending. On July 22, 2002, the Company filed yet another motion to dismiss additional counterclaims from Rainbow et al. A hearing on this motion to dismiss is scheduled for August 26, 2002. The trial for the remaining counterclaims, which was scheduled for September 9, 2002, has been continued by Judge Fogel until December 2, 2002. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

      On October 23,2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with the Company to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named the Company as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. On August 1, 2002, Digimarc, Verance, and the Company jointly moved for entry of an Order staying this litigation until September 1, 2002. The parties are currently in negotiations to resolve this dispute and anticipate jointly filing a motion with the Court to dismiss all claims, counterclaims and third party claims in this litigation by September 1, 2002. If, for whatever reason, the parties do not reach an agreement regarding these claims by September 1, 2002, the parties will resume litigation. In the event litigation is resumed, and Verance succeeds on its cross-claims, the Company may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

      As of June 30, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001.

OVERVIEW

      We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, digital set-top box manufacturers, digital PPV system operators and consumer software publishers. In 2000, we entered the market for electronic license management solutions for software vendors and software asset management tools for business through the acquisition of Globetrotter Software, Inc.

      The following table provides net revenues information by product line (dollars in thousands):


                                                     THREE MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                              ---------------------------------   --------------------------
                                                   2002              2001              $              %
                                              ---------------    --------------   ------------    ----------
Video Technology Division
     DVD                                           $  11,145          $  9,632    $   1,513          15.7%
     Videocassette                                     2,439             3,029         (590)        (19.5)
     Pay-Per-View                                      2,567             3,082         (515)        (16.7)
Consumer Software Division                             1,982             2,276         (294)        (12.9)
Globetrotter Software Division                         6,763             7,694         (931)        (12.1)
Other                                                     44                51           (7)        (13.7)
                                              ---------------    --------------   ------------
Total                                              $  24,940         $  25,764    $     (824)        (3.2)%
                                              ===============    ==============   ============


                                                      SIX MONTHS ENDED
                                                          JUNE 30,                         CHANGE
                                              ---------------------------------   --------------------------
                                                   2002              2001              $              %
                                              ---------------    --------------   ------------    ----------
Video Technology Division
     DVD                                           $  21,744         $  17,232    $    4,512         26.2%
     Videocassette                                     3,958             5,980       (2,022)        (33.8)
     Pay-Per-View                                      5,715             7,216       (1,501)        (20.8)
Consumer Software Division                             4,068             4,681         (613)        (13.1)
Globetrotter Software Division                        12,991            13,002          (11)         (0.1)
Other                                                    130               627         (497)        (79.3)
                                              ---------------    --------------   ------------
Total                                              $  48,606         $  48,738    $     (132)        (0.3)%
                                              ===============    ==============   ============


      The following table provides percentage of net revenue information by product line:

                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30                             JUNE 30
                                     --------------------------------    -------------------------------
                                         2002              2001              2002             2001
                                     --------------    --------------    -------------    --------------
Video Technology Division
     DVD                                   44.7%             37.4%             44.7%            35.3%
     Videocassette                          9.8              11.7               8.1             12.3
     Pay-Per-View                          10.3              12.0              11.8             14.8
Consumer Software Division                  7.9               8.8               8.4              9.6
Globetrotter Software Division             27.1              29.9              26.7             26.7
Other                                       0.2               0.2               0.3              1.3
                                     --------------    --------------    -------------    --------------
Total                                     100.0%            100.0%            100.0%           100.0%
                                     ==============    ==============    =============    ==============

VIDEO TECHNOLOGY DIVISION.

      Our customers have included the home video divisions of members of the Motion Picture Association of America, videocassette duplication and DVD replication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes ("Special Interest.") We typically receive per unit royalties based upon the number of copy protected videocassettes or DVDs that are produced by Motion Picture Association of America studios or other content owners. Royalties from Motion Picture Association of America studios represented a significant portion of such fees for the periods ended June 30, 2002 and 2001.

      DVD COPY PROTECTION. In 1997, we introduced copy protection for DVDs. Our customers have included members of the Motion Picture Association of America and Special Interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 44.7% and 37.4% of our net revenues for the three months ended June 30, 2002 and 2001, respectively and 44.7% and 35.3% of our net revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution.

      VIDEOCASSETTE COPY PROTECTION. As expected, in 2002 our videocassette copy protection revenues continued to decline, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Videocassette copy protection revenues represented 9.8% and 11.7% of our net revenues for the three months ended June 30, 2002 and 2001, respectively and 8.1% and 12.3% of our net revenues for the six months ended June 30, 2002 and 2001, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

      We expect that revenues from the Motion Picture Association of America studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We also have agreements with major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times ranging from 2003 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

      PPV COPY PROTECTION. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from hardware royalties, and the balance from either up-front license fees and or transaction royalties associated with copy protected PPV programming. Digital PPV revenues were 10.3% and 12.0% of our net revenues for the three months ended June 30, 2002 and 2001, respectively, and 11.8% and 14.8% of our net revenues for the six months ended June 30, 2002, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. The decrease in our PPV copy protection revenues is due to the overall slowdown in the roll-out of digital PPV systems worldwide, resulting in reduced demand for digital set-top boxes.

CONSUMER SOFTWARE DIVISION.

      In 1998, we made a minority equity investment in C-Dilla, Ltd. (Woodley, UK) and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for approximately $12.8 million in cash, 218,398 shares of our common stock then valued at $5.1 million and stock option grants of Macrovision stock then valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. Consumer software division revenues represented 7.9% and 8.8% of our net revenues for the three months ended June 30, 2002 and 2001, respectively, and 8.4% and 9.6% of our net revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenue is due primarily to modest price reductions in per unit royalties.

GLOBETROTTER SOFTWARE DIVISION.

      In August 2000, we acquired Globetrotter Software, Inc., a leading supplier of electronic licensing and license management technology to software vendors and supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of Globetrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Globetrotter Software, Inc. Globetrotter generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 27.1% and 29.9% of our net revenues for the three months ended June 30, 2002 and 2001, respectively, and 26.7% of our net revenues for the six months ended June 30, 2002 and 2001. Despite difficult economic conditions for enterprise software companies, revenue on a year to date basis is consistent with the prior year.

SEASONALITY OF BUSINESS

      We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters. We believe that this trend has been principally due to the tendency of certain of our customers to release new video and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We anticipate that revenues from our Globetrotter Software Division may also reflect a similar seasonal trend. In addition, revenues tend to be lower in the summer months, particularly in Europe.

COSTS AND EXPENSES

      Our cost of revenues consists of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support, patent defense costs and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

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

REVENUE RECOGNITION AND COST OF REVENUE

      Our revenue recognition policy is detailed in our Annual Report on Form 10-K. Management has made significant judgments related to revenue recognition; specifically, evaluating whether our fee relating to an arrangement is fixed or determinable, assessing whether collectibility is probable, and estimating earned revenue for certain studio customers. These judgments are discussed below.

      FEE IS FIXED OR DETERMINABLE. In order to recognize revenue, we must make a judgment as to whether our fee is fixed or determinable. Except in cases where we grant extended payment terms to a specific customer, we have determined whether our fees are fixed or determinable at the inception of our arrangements based on the following:

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

      Under our customary payment terms, 100% of the arrangement fee is due within one year or less. These customary payment terms are supported by historical practice and concessions have not been granted to customers under this policy. Arrangements with payment terms extending beyond the customary payment terms are considered not to be fixed or determinable. Revenue from such arrangements is recognized when amounts become due and payable.

      COLLECTIBILITY IS PROBABLE. In order to recognize revenue, we must make a judgment regarding the collectibility of our fee. Our judgment of the collectibility is applied on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial positions and ability to pay. New customers are typically assigned a credit limit based on a formulated review of their financial position. Such credit limits are only increased after a successful collection history with the customer has been established. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized on a cash-collected basis.

      ESTIMATING EARNED REVENUE. Revenue from the replication of videocassettes and DVDs is recognized when realized or realizable and earned. Studio customers typically report on a monthly basis and have demonstrated sufficient volumes of reporting history and regularity of payments to enable the Company to reliably estimate and recognize such revenues on an as earned basis.

VALUATION OF STRATEGIC INVESTMENTS

      As of June 30, 2002, the adjusted cost of our strategic investments totaled $35.7 million.

      We review our investments in non-public companies and estimate the amount of any impairment incurred during the current year based on specific analysis of each investment, considering the activities and events occurring at each of the underlying portfolio companies during the period. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from most recent financing rounds.

      For equity investments in public companies, we review each investment based primarily on the reported market value per share. When the rolling six month average reported market value is below the Company's original cost basis, we determine that an other than temporary impairment has occurred.

      Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby requiring further impairment charges in the future. Based on these measurements, $5.5 million and $3.4 million in impairment losses were recorded during the six months ended June 30, 2002 and 2001, respectively.

VALUATION OF INTANGIBLE ASSETS

      Intangible assets, net of accumulated amortization, totaled $24.3 million as of June 30, 2002. Intangible assets include goodwill, purchased technology, non-compete agreements and customer base. On January 1, 2002, we adopted SFAS No. 142 and are subject to an annual impairment test based on estimated fair value. We also completed the transitional impairment test required under SFAS 142 and have concluded that no impairment was indicated. Accordingly, no impairment charges for intangible assets were recorded during the six months ended June 30, 2002 based on these measurements.

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

INCOME TAXES

      Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of June 30, 2002, deferred tax assets net of a $1.4 million valuation allowance, totaled $13.1 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

      NET REVENUES. Our net revenues decreased 3.2% from $25.8 million in the second quarter of 2001 to $24.9 million in the second quarter of 2002. DVD copy protection revenues increased $1.5 million or 15.7% from $9.6 million in the second quarter of 2001 to $11.1 million in the second quarter of 2002, due to the continued strong growth of the DVD format and our continued high penetration rate among Hollywood studio customers. Revenues from videocassette copy protection decreased $590,000 or 19.5% from $3.0 million in the second quarter of 2001 to $2.4 million in the second quarter of 2002, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $515,000 or 16.7% from $3.1 million in the second quarter of 2001 to $2.6 million in the second quarter of 2002 due to continued lower demand for digital set-top boxes from digital PPV system operators. Consumer Software Division revenues decreased $294,000 or 12.9% from $2.3 million in the second quarter of 2001 to $2.0 million in the second quarter of 2002 primarily reflecting the impact of modest price reductions in per unit royalties. Revenues from our Globetrotter Software Division decreased $931,000 or 12.1% from $7.7 million in the second quarter of 2001 to $6.8 million in the second quarter of 2002 primarily due to very strong perpetual license sales in the second quarter of 2001. Other revenue from legacy businesses decreased $7,000 or 13.7% from $51,000 in the second quarter of 2001 to $44,000 in the second quarter of 2002.

      Our net revenues decreased 0.3% from $48.7 million in the six months ended June 30, 2001 to $48.6 million in the six months ended June 30, 2002. DVD copy protection revenues increased $4.5 million or 26.2% from $17.2 million in the six months ended June 30, 2001 to $21.7 million in the six months ended June 30, 2002, due to the continued strong growth of the DVD format and our continued high penetration rate among Hollywood studio customers. Revenues from videocassette copy protection decreased $2.0 million or 33.8% from $6.0 million in the six months ended June 30, 2001 to $4.0 million in the six months ended June 30, 2002, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $1.5 million or 20.8% from $7.2 million in the six months ended June 30, 2001 to $5.7 million in the six months ended June 30, 2002 due to continued lower demand for digital set-top boxes from digital PPV system operators. Consumer Software Division revenues decreased $613,000 or 13.1% from $4.7 million in the six months ended June 30, 2001 to $4.1 million in the six months ended June 30, 2002 primarily reflecting the impact of modest price reductions in per unit royalties. Revenues from our Globetrotter Software Division decreased $11,000 or 0.1%, remaining consistent with the prior year period. Other revenue from legacy businesses decreased $497,000 or 79.3% from $627,000 in the six months ended June 30, 2001 to $130,000 in the six months ended June 30, 2002.

      COST OF REVENUES. Cost of revenues as a percentage of net revenues increased from 5.6% for the second quarter of 2001 to 7.6% for the second quarter of 2002. Cost of revenues increased $452,000 from $1.4 million in the second quarter of 2001 to $1.9 million in the second quarter of 2002. The increase was primarily due to higher patent defense costs during the second quarter of 2002.

      Cost of revenues as a percentage of net revenues increased from 7.0% for the six months ended June 30, 2001 to 7.3% for the six months ended June 30, 2002. Cost of revenues increased $123,000 from $3.4 million in the six months ended June 30, 2001 to $3.6 million in the six months ended June 30, 2002. The increase in cost of revenues is due mainly to increased software support costs and patent amortization.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased by $304,000 or 12.0% from $2.5 million in the second quarter of 2001 to $2.8 million in the second quarter of 2002. The increase is primarily due to further research and development activities in our Video Technology, Consumer Software and Globetrotter Software Divisions. Research and development expenses increased as a percentage of net revenues from 9.8% in the second quarter of 2001 to 11.4% in the second quarter of 2002.

      Research and development expenses increased by $519,000 or 10.7% from $4.9 million in the six months ended June 30, 2001 to $5.4 million in the six months ended June 30, 2002. The increase is primarily due to further research and development activities in our Video Technology, Consumer Software and Globetrotter Software Divisions. Research and development expenses increased as a percentage of net revenues from 10.0% in the six months ended June 30, 2001 to 11.0% in the six months ended June 30, 2002. We expect research and development expenses to continue to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we develop new technologies across all our business areas.

      SELLING AND MARKETING. Selling and marketing expenses decreased by $214,000 or 4.5% from $4.8 million in the second quarter of 2001 to $4.6 million in the second quarter of 2002. This decrease was primarily due to lower recruiting costs in 2002 compared with those incurred to expand the Globetrotter sales and marketing organizations in 2001. Selling and marketing expenses decreased as a percentage of net revenues from 18.6% in the second quarter of 2001 to 18.4% in the first quarter of 2002.

      Selling and marketing expenses increased by $506,000 or 5.7% from $8.8 million in the six months ended June 30, 2001 to $9.3 million in the six months ended June 30, 2002. This increase was primarily due to the expansion of the marketing organization in the Globetrotter Software Division in 2002. Selling and marketing expenses increased as a percentage of net revenues from 18.1% in the six months ended June 30, 2001 to 19.2% in the six months ended June 30, 2002.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $101,000 or 2.7% from $3.7 million in the second quarter of 2001 to $3.6 million in the second quarter of 2002, primarily due to a reduction in administration headcount as a result of our restructuring program during the fourth quarter of 2001 as further described in Note 9 of Notes to Condensed Consolidated Financial Statements. General and administrative expenses increased marginally as a percentage of net revenues from 14.4% in the second quarter of 2001 to 14.5% in the second quarter of 2002.

      General and administrative expenses decreased by $221,000 or 3.2% from $6.9 million in the six months ended June 30, 2001 to $6.7 million in the six months ended June 30, 2002, primarily due to a reduction in administration headcount as a result of our restructuring program during the fourth quarter of 2001 as further described in Note 10 of Notes to Condensed Consolidated Financial Statements. General and administrative expenses decreased as a percentage of net revenues from 14.1% in the six months ended June 30, 2001 to 13.7% in the six months ended June 30, 2002.

      AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets", goodwill and workforce in place were not amortized beginning January 1, 2002.

      We amortize intangibles relating to the acquisition of C-Dilla, in June of 1999, on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies and non-compete agreements. We amortized $566,000 and $743,000 in the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we amortized $1.1 million and $1.5 million, respectively. As a result of adopting SFAS No. 142, "Goodwill and other Intangible Assets," amortization of goodwill and certain intangibles ceased effective January 1, 2002. If we had adopted SFAS 142 in 2001, pro forma amortization would have been approximately $566,000 for the second quarter of 2001 and $1.1 million for the six months ended June 30, 2001.

      We also amortize intangibles relating to the acquisition of assets and assumed liabilities of Productivity through Software plc ("PtS") on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $123,000 and $1.8 million in the second quarters of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we amortized $246,000 and $3.9 million, respectively. If we had adopted SFAS 142 in 2001, pro forma amortization would have been approximately $121,000 for the second quarter of 2001 and $244,000 for the six months ended June 30, 2001.

      AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for

Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the second quarters of 2002 and 2001 were $2.0 million and $2.2 million, respectively. The amortization of the deferred stock-based compensation for the six months ended June 30, 2002 and 2001 was $4.1 million and $5.2 million, respectively. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

      IMPAIRMENT LOSSES ON INVESTMENTS. During the second quarters of 2002 and 2001, we recorded charges totaling $0 and $2.2 million, respectively, relating to other than temporary impairments in our public and private company investments. For the six months ended June 30, 2002 and 2001, we recorded charges totaling $5.5 million and $3.4 million, respectively.

      INTEREST AND OTHER INCOME, NET. Interest and other income decreased $777,000 or 27.3% from $2.8 million in the second quarter of 2001 to $2.1 million in the second quarter of 2002 due to lower investment income. Interest and other income decreased $1.4 million or 24.8% from $5.5 million in the six months ended June 30, 2001 to $4.2 million in the six months ended June 30, 2002 due to lower investment income.

      INCOME TAXES. For the second quarter of 2002, we recorded income taxes of $4.8 million, compared to income taxes for the second quarter of 2001 of $4.0 million. This lowered our cumulative tax rate from 46.0% for the three months ended March 31, 2002 to 43.3% for the six months ended June 30, 2002. The effective tax rate of 43.3% reflects our current evaluation of our tax credit potential. The effective tax rate for the six months ended June 30, 2001 was 46.8%. The decrease in the effective tax rate was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions and also due to a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.

      In May 2002, the Board of Directors authorized a stock repurchase program for up to 5 million shares of Macrovision's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of management. Our repurchases of shares of common stock have been recorded as treasury stock and result in a reduction of stockholders' equity. As of June 30, 2002, treasury stock consisted of 240,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $34.2 million and $28.5 million in the six months ended June 30, 2002 and 2001, respectively. Cash provided by operating activities increased primarily due to increased collections and the drawdown of prepaid taxes. The availability of cash generated by our operations could be affected by, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

      Investing activities provided net cash of $28.8 million in the six months ended June 30, 2002 and used net cash of $39.1 million in the six months ended June 30, 2001. Cash from investing activities increased from the prior year period mainly from the maturity of long term marketable investments which were reinvested in money market funds and short term investments for more favorable interest rates. The increase is also due to reduced activity in minority equity investments from $8.5 million in the six months ended June 30, 2001 to $0 in the six months ended June 30, 2002. The increase from investing activities is partially offset by capital expenditures of $2.9 million and $666,000 in the six months ended June 30, 2002 and 2001, respectively. The increase in capital expenditures of $2.2 million is primarily due to leasehold improvements and furniture and fixtures for our new office space, which we moved into during March 2002. We also paid $423,000 and $248,000 in the six months ended June 30, 2002 and 2001, respectively, related to patents.

      Net cash (used) provided by financing activities was $(842,000) and $2.9 million in the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash provided by financing activities is primarily due to the use of $3.4 million to repurchase our stock.

      At June 30, 2002, we had $88.4 million in cash and cash equivalents, $89.6 million in short-term investments and $62.9 million in long-term marketable investment securities, which includes the fair market value of our holdings in Digimarc and TTR. The increase in cash and cash equivalents is mainly due to the maturity of long term marketable investments which were reinvested in money market funds and short term investments for more favorable interest rates and cash flow from operations. We have no material commitments for capital expenditures but anticipate that capital expenditures for the remainder of the year will aggregate approximately $1.7 million. We also have future minimum lease payments of approximately $30.5 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

      Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electronic license management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

CONTRACTUAL OBLIGATIONS

      The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of June 30, 2002 were as follows (in thousands):

                                                      Operating
                                                        Leases
                                                     ------------

             2002                                      $   1,433
             2003                                          2,852
             2004                                          2,845
             2005                                          2,935
             2006                                          3,038
             2007 and thereafter                          17,434
                                                     ------------
Total                                                  $  30,537
                                                     ============

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

      FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $240.9 million as of June 30, 2002. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

      We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $450,000 decrease (approximately 0.3%) in the fair value of our available-for-sale securities as of June 30, 2002.

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

      STRATEGIC INVESTMENTS. We currently hold minority equity interests in CAC, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia, Widevine Technologies and TTR. These investments, totaling $35.7 million, represented 10.5% of our total assets as of June 30, 2002. CAC, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we have in the past and may in the future be required to write off all or part of one or more of these investments. During the six months ended June 30, 2002 and 2001, we recorded charges of $5.5 million and $3.4 million, respectively, relating to other than temporary impairments in our public and private company investments.

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

      We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court solicited us for a list of experts that the Court can call on to serve as expert witnesses. We submitted a list of experts in the area of analog video copy protection to the Court on October 5, 2001. The selection of the Court's expert witnesses is pending. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

      In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. Globetrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, we acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of our motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss our patent infringement suit. We filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. At the hearing on March 19, 2001, Judge Fogel granted our request and agreed to rule on the reconsideration motion before making a ruling on the summary judgment motion. The reconsideration motion was argued before the court on July 23, 2001. In a ruling on September 24, 2001, Judge Fogel denied our reconsideration motion and granted the partial summary judgment motion by Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. We plan to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on our consolidated financial position, results of operation or cash flow. We still have unfair competition & trade practices cause of actions against Rainbow et al. The stay of discovery on the counterclaims has been lifted and witness depositions have commenced. On January 18, 2002, we filed a motion to dismiss some of the counterclaims from Rainbow et al. On February 25, 2002, Judge Fogel held a hearing on our motion to dismiss and our motion to dismiss was granted. On June 3, 2002, we filed another motion to dismiss additional counterclaims from Rainbow et al. On July 15, 2002, Judge Fogel held a hearing on our motion to dismiss and a decision is pending. On July 22, 2002, we filed yet another motion to dismiss additional counterclaims from Rainbow et al. A hearing on this motion to dismiss is scheduled for August 26, 2002. The trial for the remaining counterclaims, which was scheduled for September 9, 2002, has been continued by Judge Fogel until December 2, 2002. The trial for the remaining counterclaims is scheduled for September 9, 2002. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

      On October 23 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counterclaim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with Macrovision to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named us as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. On August 1, 2002, Digimarc, Verance, and Macrovision jointly moved for entry of an Order staying this litigation until September 1, 2002. The parties are currently in negotiations to resolve this dispute and anticipate jointly filing a motion with the Court to dismiss all claims, counterclaims and third party claims in this litigation by September 1, 2002. If, for whatever reason, the parties do not reach an agreement regarding these claims by September 1, 2002, the parties will resume litigation. In the event litigation is resumed, and Verance succeeds on its cross-claims, we may be subject to significant monetary damages as well as be precluded from licensing the VWM Companies' jointly developed digital media copy protection technology, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

      As of June 30, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2001 Annual Meeting of Stockholders was held on June 6, 2002. The following matters were voted on: (1) Election of Directors (2) Amendment to the 2000 Equity Incentive Plan (3) Amendment to the 1996 Directors Stock Option Plan (4) Amendment to the 1996 Employee Stock Purchase Plan and (5) Appointment of Auditors

(1) Election of Directors
                                 TOTAL VOTES FOR EACH      TOTAL VOTES WITHHELD
                                       DIRECTOR             FROM EACH DIRECTOR
                                ------------------------   ---------------------

    John O. Ryan                         39,968,014                6,255,689
    William A. Krepick                   45,833,322                  390,381
    Matthew Christiano                   45,674,012                  549,691
    Donna S. Birks                       45,569,133                  654,570
    William Stirlen                      45,725,528                  498,175
    Thomas Wertheimer                    45,725,542                  498,161
    Steven G. Blank                      45,925,091                  298,612


(2 ) Amendment to the 2000 Equity Incentive Plan

              FOR                    AGAINST                  ABSTAIN
    -----------------------    --------------------    ----------------------

           29,352,932                16,813,705                57,066

(3) Amendment to the 1996 Directors Stock Option Plan

               FOR                    AGAINST                  ABSTAIN
    -----------------------    --------------------    ----------------------

           41,758,976                 4,406,276                58,451

(4) Amendment to the 1996 Employee Stock Purchase Plan

              FOR                    AGAINST                  ABSTAIN
    -----------------------    --------------------    ----------------------

           45,763,961                   416,652                43,090

(5) Appointment of Auditors

              FOR                    AGAINST                  ABSTAIN
    -----------------------    --------------------    ----------------------

           45,121,593                 1,080,014                22,096

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      10.40    Termination of Standard Office Lease
      10.41    Amendment to Macrovision Key Employee Agreement for Matthew
               Christiano
      10.42 Executive Severance and Arbitration Agreement by and between Macrovision Corporation and Ian R. Halifax
      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, As Adopted)

(b)   Reports on Form 8-K.

      During the quarter ended June 30, 2002, the Company filed one report on Form 8-K. On April 29, 2002, the Company reported on Form 8-K, its press release concerning revenue and earnings results for the first quarter of 2002 and revenue and earnings estimates for the remainder of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:

Date:      AUGUST 14, 2002          By:      /s/ William A. Krepick
       ----------------------          -----------------------------------------
                                       William A. Krepick, President and Chief
                                       Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:

Date:     AUGUST 14, 2002           By:      /s/ Ian R. Halifax
       ----------------------          -----------------------------------------
                                       Ian R. Halifax, Vice President, Finance
                                       and Administration, Chief Financial
                                       Officer and Secretary