Form 10-Q
period 2002-09-30
MACROVISION CORP
filed 2002-11-14
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________
          Commission file number: 000-22023

                             Macrovision Corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                        77-0156161
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                2830 De La Cruz Boulevard, Santa Clara, CA   95050
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

         Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of November 1, 2002
Common stock, $0.001 par value                             48,366,176

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001                                            3

          Condensed Consolidated Statements of Income
              for the Three and Nine Month Periods Ended September 30, 2002
              and 2001                                                         4

          Condensed Consolidated Statements of Cash Flows
              for the Nine Month Periods Ended September 30, 2002 and 2001     5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                              14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          24

Item 4.   Controls and Procedures                                             25

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                  26

Item 2.   Changes in Securities and Use of Proceeds.                          28

Item 3.   Defaults Upon Senior Securities.                                    28

Item 4.   Submission of Matters to a Vote of Security Holders.                28

Item 5.   Other Information.                                                  28

Item 6.   Exhibits and Reports on Form 8-K.                                   28

          Signatures                                                          29

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                    MACROVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                    September 30,   December 31,
                                                                        2002            2001
                                                                     ---------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                         $  82,718       $  26,112
   Short-term investments                                               92,010          83,456
   Accounts receivable, net of allowance for doubtful accounts of
     $1,240 and $1,747, respectively                                    24,297          28,033
   Inventories                                                             378             342
   Income taxes receivable                                               9,322          12,213
   Deferred tax assets                                                   5,422           5,287
   Prepaid expenses and other current assets                             5,798           6,124
                                                                     ---------       ---------
          Total current assets                                         219,945         161,567

   Property and equipment, net                                           6,465           4,337
   Long-term marketable investment securities                           41,332         121,480
   Patents, net                                                          4,610           4,594
   Goodwill and other intangibles from acquisitions, net                24,206          24,951
   Deferred tax assets                                                   5,522             545
   Other assets                                                         10,984          17,650
                                                                     ---------       ---------
                                                                     $ 313,064       $ 335,124
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   3,366       $   2,955
   Deferred revenue                                                      9,918           9,555
   Other current liabilities                                             4,196           4,381
                                                                     ---------       ---------
          Total current liabilities                                     17,480          16,891

Notes payable                                                               31              33
Other non current liabilities                                              313              --

Stockholders' equity:
   Common stock                                                             51              51
   Treasury stock, at cost                                             (38,450)             --
   Additional paid-in-capital                                          284,565         280,529
   Deferred stock-based compensation                                    (4,118)        (10,526)
   Accumulated other comprehensive income                                1,798           7,917
   Retained earnings                                                    51,394          40,229
                                                                     ---------       ---------
          Total stockholders' equity                                   295,240         318,200
                                                                     ---------       ---------
                                                                     $ 313,064       $ 335,124
                                                                     =========       =========

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30             September 30
                                               ---------------------    ---------------------
                                                 2002         2001        2002         2001
                                               --------     --------    --------     --------
Net revenues                                   $ 23,497     $ 23,043    $ 72,103     $ 71,781

Costs and expenses:
    Cost of revenues                              2,065        1,043       5,616        4,471
    Research and development                      3,049        1,990       8,418        6,840
    Selling and marketing                         5,097        4,434      14,439       13,270
    General and administrative                    3,633        3,063      10,299        9,950
    Amortization of goodwill and other
      intangibles from acquisitions                 519        2,723       1,897        8,088
    Amortization of deferred stock-based
      compensation*                               1,206        2,194       5,330        7,435
                                               --------     --------    --------     --------

        Total costs and expenses                 15,569       15,447      45,999       50,054
                                               --------     --------    --------     --------

        Operating income                          7,928        7,596      26,104       21,727

Interest and other income, net                    1,632        2,472       5,800        8,012
Impairment losses on investments                 (6,795)          --     (12,272)      (3,360)
                                               --------     --------    --------     --------

        Income before income taxes                2,765       10,068      19,632       26,379

Income taxes                                      1,161        3,665       8,467       11,294
                                               --------     --------    --------     --------

        Net income                             $  1,604     $  6,403    $ 11,165     $ 15,085
                                               ========     ========    ========     ========

Basic earnings per share                       $   0.03     $   0.13    $   0.22     $   0.30
Shares used in computing basic earnings per
  share                                          49,720       50,498      50,599       50,167

Diluted earnings per share                     $   0.03     $   0.12    $   0.22     $   0.29
Shares used in computing diluted earnings
  per share                                      49,720       51,829      51,166       51,760

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:


                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          ----------------     ----------------
                                           2002       2001      2002       2001
                                          -----      -----     -----      -----
Cost of revenues                             80        117       314        351
Research and development                    220        505     1,067      1,515
Selling and marketing                       642      1,300     3,156      3,934
General and administrative                  264        272       793      1,635
                                          -----      -----     -----      -----
                                          1,206      2,194     5,330      7,435

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   2002          2001
                                                                ---------     ---------
Cash flows from operating activities:
Net income                                                      $  11,165     $  15,085
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  2,033         1,200
     Amortization of goodwill and other intangibles from
       acquisitions                                                 1,897         8,088
     Amortization of deferred stock-based compensation              5,330         7,435
     Tax benefit from stock options                                 1,419         7,463
     Impairment losses on investments                              12,272         3,360
     Changes in operating assets and liabilities:
       Accounts receivable                                          3,767        (8,245)
       Deferred revenue                                               285         1,849
       Other assets                                                 3,158          (678)
       Other liabilities                                              472         1,464
                                                                ---------     ---------
          Net cash provided by operating activities                41,798        37,021

Cash flows from investing activities:
     Purchases of long-term marketable investment securities
                                                                       --      (105,920)
     Sales or maturities of long-term marketable investment
       securities                                                  62,350        77,711
     Purchases of short-term investments                         (137,003)     (140,058)
     Sales or maturities of short-term investments                128,117       143,608
     Acquisition of property and equipment                         (3,627)       (1,988)
     Minority equity investments in companies                          --       (17,000)
     Other investing activities                                      (578)       (3,511)
                                                                ---------     ---------
       Net cash provided by (used in) investing activities         49,259       (47,158)

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                         3,667         5,195
     Treasury stock acquisitions                                  (38,450)           --
     Repayment of stockholder notes                                    --           297
     Other financing activities                                        --           (11)
                                                                ---------     ---------
       Net cash provided by (used in) financing activities        (34,783)        5,481
Effect of exchange rate changes on cash                               332           (72)
                                                                ---------     ---------
Net increase in cash and cash equivalents                          56,606        (4,728)
Cash and cash equivalents at beginning of period                   26,112        22,409
                                                                ---------     ---------
Cash and cash equivalents at end of period                      $  82,718     $  17,681
                                                                =========     =========

Supplemental cash flow information:
   Interest paid                                                $      --     $      --
   Income taxes paid                                            $   6,383     $   2,077

See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as described in Notes 4 and 5, which in the opinion of management are considered necessary to present fairly the financial position of the Company as of September 30, 2002, and their consolidated results of operations and cash flows for those periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors", contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2002 or any other future interim period.

     Certain prior period amounts have been reclassified on the December 31, 2001 condensed consolidated balance sheet to conform to the current period presentation.

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and consisted of the following (dollars in thousands):

                                            September 30,     December 31,
                                                2002              2001
                                            -------------     ------------

        Raw materials                           $155              $ 33
        Finished goods                           223               309
                                                ----              ----
                                                $378              $342
                                                ====              ====

NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

     The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2002 and December 31, 2001, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in comprehensive income (loss) as a separate component of stockholders' equity.

     All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

     Realized losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported as non-operating expenses under the caption "Impairment losses on investments." The Company performs regular reviews, in accordance with Company policy, of the value of its public company strategic investments. The cost of securities sold is based on the specific identification method. Realized gains, interest and dividends on securities classified as available-for-sale are included in other income.

     During the three and nine months ended September 30, 2002, the Company recorded losses of $3.1 million and $5.6 million, respectively, from other than temporary declines in the fair value of long-term marketable securities. The charge of $5.6 million for the nine months ended September 30, 2002 represented approximately 16.3% of our total strategic investments at September 30, 2002. There were no charges related to other than temporary declines in the fair value of long-term marketable securities for the three and nine months ended September 30, 2001.

NOTE 4 - OTHER ASSETS

     The Company has made certain strategic investments that it intends to hold for the long term and monitors whether there has been a decline in value that is considered other than temporary. Management bases its estimates of the respective investments' net realizable value by reviewing each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions. The Company performs regular reviews, in accordance with Company policy, of the value of its private company strategic investments. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. The Company records its investments using the cost method. Strategic investments are classified as other assets in the accompanying condensed consolidated balance sheets.

     During the three and nine months ended September 30, 2002, the Company recorded charges of $3.7 million and $6.7 million, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments. The charge of $6.7 million for the nine months ended September 30, 2002 represented approximately 19.5% of our total strategic investments at September 30, 2002. During the three and nine months ended September 30, 2001, the Company recorded charges of $0 and $3.4 million, respectively, relating to impairment losses considered to be other than temporary declines in the value of certain strategic long-term investments. These amounts have been recorded on the condensed consolidated statements of income as impairment losses on investments.

NOTE 5 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period except for periods of operating loss for which no common shares are included because their effect would be anti-dilutive. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                              Three Months Ended      Nine Months Ended
                                                 September 30            September 30
                                               2002        2001        2002        2001
                                              ------      ------      ------      ------
Basic EPS - weighted average number of
   common shares outstanding                  49,720      50,498      50,599      50,167
Effect of dilutive potential common
   shares - stock options outstanding             --       1,331         567       1,593
                                              ------      ------      ------      ------
Diluted EPS - weighted average number of
   common shares and potential common
   shares outstanding                         49,720      51,829      51,166      51,760
                                              ======      ======      ======      ======
Anti-dilutive shares excluded                  5,194       1,558       3,622       1,075
                                              ======      ======      ======      ======

     The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.

NOTE 6 - TREASURY STOCK

     In May 2002, the Board of Directors authorized a stock repurchase program for up to 5 million shares of the Company's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company's Board of Directors. The Company's repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders' equity. As of September 30, 2002, treasury stock consisted of 3,000,000 shares of common stock with a cost basis of approximately $38.5 million.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 142 requires that goodwill resulting from a business combination will no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Goodwill amortization resulting from business combinations prior to July 1, 2001 continued through December 31, 2001. The Company performed its transitional impairment test for all recorded goodwill during the quarter ended June 30, 2002 and concluded that no impairment was indicated. The adoption of SFAS No. 142 reduced the amount of amortization of goodwill and intangible assets from acquisitions for the quarter ended September 30, 2002 by approximately $2.0 million and for the nine months ended September 30, 2002 by approximately $6.0 million. Approximately $742,000 of intangible assets previously allocated to workforce in place were subsumed into goodwill as of January 1, 2002. In accordance with SFAS No. 142, the Company has elected to perform its annual impairment review during its fourth fiscal quarter. The pro forma effects of the adoption of SFAS No. 142 are as follows (amounts in thousands, except per share data):

                                            Three Months Ended        Nine Months Ended
                                               September 30             September 30
                                           ---------------------    ---------------------
                                              2002        2001         2002         2001
                                           ----------    -------    ----------    -------
Net income, as reported                    $    1,604    $ 6,403    $   11,165    $15,085
Adjustments:
  Amortization of goodwill, net of tax             --      1,293            --      3,445
                                           ----------    -------    ----------    -------
Adjusted net income                        $    1,604    $ 7,696    $   11,165    $18,530
                                           ==========    =======    ==========    =======

Basic net income per share, as reported    $     0.03    $  0.13    $     0.22    $  0.30
Basic net income per share, as adjusted    $     0.03    $  0.15    $     0.22    $  0.37
Diluted net income per share, as
   reported                                $     0.03    $  0.12    $     0.22    $  0.29
Diluted net income per share, as
   adjusted                                $     0.03    $  0.15    $     0.22    $  0.36

Shares used in computing:
   Basic                                       49,720     50,498        50,599     50,167
   Diluted                                     49,720     51,829        51,166     51,760

     The following tables summarize the Company's goodwill and intangible assets as of September 30, 2002 and the estimated amortization expense through the year 2006 (in thousands):

                                                Accumulated
                                Gross Costs     Amortization    Net Intangibles
                                -----------     ------------    ---------------
Amortized Intangibles
  Existing technology             $11,668         $ 5,487           $ 6,181
  Non-complete agreements           1,788           1,788                --
  Customer base                     1,461             738               723
                                  -------         -------           -------
  Total                            14,917           8,013             6,904

Unamortized Intangibles
  Goodwill *                       29,375          12,073            17,302
                                  -------         -------           -------
Total Intangibles                 $44,292         $20,086           $24,206
                                  =======         =======           =======

Year ending
  2003                            $ 2,028
  2004                              1,938
  2005                              1,667
  2006                                764
                                  -------
Total amortization expense        $ 6,397
                                  =======

* Amortization ceased effective January 1, 2002 upon the adoption of SFAS 142.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 8 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of taxes, are as follows (dollars in thousands):

                                                Three Months Ended        Nine Months Ended
                                                   September 30              September 30
                                               --------------------     ---------------------
                                                 2002        2001         2002         2001
                                               --------    --------     --------     --------
Net income                                     $  1,604    $  6,403     $ 11,165     $ 15,085
Other comprehensive income (loss):
   Unrealized gains (losses) on investments       3,100     (16,970)      (7,433)      (7,885)
   Foreign currency translation adjustments         533         711        1,314         (437)
                                               --------    --------     --------     --------
Comprehensive income (loss)                    $  5,237    $ (9,856)    $  5,046     $  6,763
                                               ========    ========     ========     ========

NOTE 9 - RESTRUCTURING EXPENSES

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

                                                  Compensation
                                                     expense
                                                   relating to
                                                   accelerated
                                                    vesting of
                                                  certain stock
                                    Severance        options          Other       Total
                                    ---------      ------------      -------     -------
Total charge in 2001                 $   317         $ 1,764         $   133     $ 2,214
Cash paid                               (235)             --             (19)       (254)
Non cash charge                           --          (1,764)             --      (1,764)
                                     -------         -------         -------     -------
Balance at December 31, 2001              82              --             114         196

Cash paid                                (82)             --            (114)       (196)
                                     -------         -------         -------     -------
Balance at September 30, 2002        $    --         $    --         $    --     $    --
                                     =======         =======         =======     =======

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

The following segment reporting information of the Company is provided (dollars in thousands):

Net Revenues:

                                   Three Months Ended         Nine Months Ended
                                      September 30              September 30
                                  --------------------      --------------------
                                    2002         2001         2002         2001
                                  -------      -------      -------      -------

Video Technology Division
     DVD                          $10,158      $ 8,689      $31,902      $25,921
     Videocassette                  1,770        2,256        5,728        8,236
     Pay-Per-View                   3,051        3,304        8,766       10,520
Consumer Software Division          1,853        2,284        5,921        6,965
Enterprise Software Division        6,584        6,402       19,575       19,404
Other                                  81          108          211          735
                                  -------      -------      -------      -------
                                  $23,497      $23,043      $72,103      $71,781
                                  =======      =======      =======      =======

Operating Income:

                                                      Three Months Ended            Nine Months Ended
                                                         September 30                  September 30
                                                    -----------------------      -----------------------
                                                      2002           2001          2002           2001
                                                    --------       --------      --------       --------
Video Technology Division                           $ 12,705       $ 12,638      $ 40,249       $ 39,198
Consumer Software Division                               505          1,155         1,931          3,540
Enterprise Software Division                           3,298          3,727        10,400         10,834
Other                                                   (173)            46          (532)           468
                                                    --------       --------      --------       --------
  Segment income                                      16,335         17,566        52,048         54,040
Research and development                               3,049          1,990         8,418          6,840
General and administrative                             3,633          3,063        10,299          9,950
Amortization of goodwill and other intangibles
  from acquisitions                                      519          2,723         1,897          8,088
Amortization of deferred stock-based
  compensation                                         1,206          2,194         5,330          7,435
                                                    --------       --------      --------       --------
                                                    $  7,928       $  7,596      $ 26,104       $ 21,727
                                                    ========       ========      ========       ========

     Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses.

Information on Net Revenues by Geographic Areas:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                            ----------------------        ----------------------
                              2002           2001           2002           2001
                            -------        -------        -------        -------

United States               $15,065        $13,999        $47,102        $43,075
International                 8,432          9,044         25,001         28,706
                            -------        -------        -------        -------
                            $23,497        $23,043        $72,103        $71,781
                            =======        =======        =======        =======

     Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 11 - CONTINGENCIES

     The Company is involved in legal proceedings related to certain intellectual property rights.

     Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of the Company's copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that the Company's patent be invalidated. On December 27, 1999, the Company appealed this decision to the Tokyo High Court, and on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. The Company has been involved in several preparatory proceedings and is seeking that the Tokyo High Court reaffirm its earlier decision. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on the Company's business.

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf, Germany in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe patents held by the Company. The District Court of Dusseldorf ruled against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court has selected an expert and the expert opinion is pending. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for the Company's video copy protection technology, which could harm the Company's business in Germany.

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. Globetrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, the Company acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of the Company's motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss the Company's patent infringement suit. The Company filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. In a ruling on September 24, 2001, Judge Fogel denied the Company's reconsideration motion and granted the partial summary judgment motion for Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. The Company plans to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. The Company still has unfair competition & trade practices cause of actions against Rainbow et al. On January 18, 2002, the Company filed a motion to dismiss some of the counterclaims from Rainbow et al. and Judge Fogel granted the Company's motion to dismiss. On June 3, 2002, the Company filed another motion to dismiss additional counterclaims from Rainbow et al. and the Company's motion to dismiss was later denied. On July 22, 2002, the Company filed three more motions to dismiss additional counterclaims from Rainbow et al. On August 26, 2002, Judge Fogel granted two of the Company's dismissal motions. On October 7, 2002, Judge Fogel held a hearing on the third motion and a decision is currently pending. On September 30, 2002 the Company filed yet two more motions to dismiss all remaining counterclaims and a request for leave to file motion for reconsideration of the patent infringement case or in the alternative for leave to supplement the record. A hearing was held on November 4, 2002 and a decision is pending. The trial for the remaining counterclaims is currently scheduled for January 13, 2003 pending the outcome of the motions to dismiss. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

     On October 23, 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with the Company to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named the Company as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. On September 26, 2002, the parties Joint Motion to Dismiss was granted by the Court, and the action was dismissed.

     As of September 30, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

Overview

     We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs and digital PPV programs. We have also expanded our copy protection technologies to address unauthorized copying of consumer software such as personal computer games and educational software. We derive royalty-based licensing revenue from multiple sources, including video content owners, digital set-top box manufacturers, digital PPV system operators and consumer software publishers. In 2000, we entered the market for electronic license management solutions for software vendors and software asset management tools for businesses through the acquisition of Globetrotter Software, Inc. and the purchase of certain assets of Productivity through Software plc (PtS), which comprise our Enterprise Software Division.

     The following table provides net revenues information by product line (dollars in thousands):

                                  Three Months Ended
                                      September 30,                 Change
                                  --------------------      -------------------
                                    2002         2001          $            %
                                  -------      -------      -------       ----
Video Technology Division
     DVD                          $10,158      $ 8,689      $ 1,469       16.9%
     Videocassette                  1,770        2,256         (486)      (21.5)
     Pay-Per-View                   3,051        3,304         (253)      (7.7)
Consumer Software Division          1,853        2,284         (431)      (18.9)
Enterprise Software Division        6,584        6,402          182        2.8
Other                                  81          108          (27)      (25.0)
                                  -------      -------      -------
Total                             $23,497      $23,043      $   454       (2.0)%
                                  =======      =======      =======

                                   Nine Months Ended
                                      September 30,               Change
                                  --------------------      ------------------
                                   2002         2001            $          %
                                  -------      -------      -------       ----
Video Technology Division
     DVD                          $31,902      $25,921      $ 5,981       23.1%
     Videocassette                  5,728        8,236       (2,508)     (30.5)
     Pay-Per-View                   8,766       10,520       (1,754)     (16.7)
Consumer Software Division          5,921        6,965       (1,044)     (15.0)
Enterprise Software Division       19,575       19,404          171        0.9
Other                                 211          735         (524)     (71.3)
                                  -------      -------      -------
Total                             $72,103      $71,781      $   332        0.4%
                                  =======      =======      =======

     The following table provides percentage of net revenue information by product line:

                                   Three Months Ended        Nine Months Ended
                                     September 30               September 30
                                  -------------------       --------------------
                                   2002         2001         2002         2001
                                  ------       ------       ------       ------
Video Technology Division
     DVD                            43.3%        37.7%        44.3%        36.1%
     Videocassette                   7.5          9.8          7.9         11.5
     Pay-Per-View                   13.0         14.3         12.2         14.7
Consumer Software Division           7.9          9.9          8.2          9.7
Enterprise Software Division        28.0         27.8         27.1         27.0
Other                                0.3          0.5          0.3          1.0
                                  ------       ------       ------       ------
Total                              100.0%       100.0%       100.0%       100.0%
                                  ======       ======       ======       ======

Video Technology Division.

     Our customers have included the home video divisions of member companies of the Motion Picture Association of America, videocassette duplication and DVD replication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes ("Special Interest"). We typically receive per unit royalties based upon the number of copy protected videocassettes or DVDs that are produced by Motion Picture Association of America studios or other content owners. Royalties from Motion Picture Association of America studios represent a significant portion of such fees for the periods ended September 30, 2002 and 2001.

     DVD Copy Protection. In 1997, we introduced copy protection for DVDs. Our customers have included member companies of the Motion Picture Association of America and Special Interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 43.3% and 37.7% of our net revenues for the three months ended September 30, 2002 and 2001, respectively and 44.3% and 36.1% of our net revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued growth in demand for our DVD copy protection solution. We expect these trends to continue as long as the growth in DVD demand exceeds future declines in our DVD copy protection average unit royalties and usage rates.

     Videocassette Copy Protection. As expected, in 2002 our videocassette copy protection revenues continued to decline, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Videocassette copy protection revenues represented 7.5% and 9.8% of our net revenues for the three months ended

September 30, 2002 and 2001, respectively and 7.9% and 11.5% of our net revenues for the nine months ended September 30, 2002 and 2001, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

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

     PPV Copy Protection. In 1993, we introduced copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming. Digital PPV revenues were 13.0% and 14.3% of our net revenues for the three months ended September 30, 2002 and 2001, respectively, and 12.2% and 14.7% of our net revenues for the nine months ended September 30, 2002, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. The decrease in our PPV copy protection revenues is due to the continued weak digital cable and digital satellite business on a worldwide basis.

Consumer Software Division.

     We entered into the market for copy protection of consumer software in 1998, when we made a minority equity investment in C-Dilla, Ltd. (Woodley, UK) and entered into a Software Marketing License and Development Agreement. In June 1999, we acquired the remaining shares of C-Dilla for consideration of approximately $12.8 million in cash, 218,398 shares of our common stock then valued at $5.1 million and stock option grants of Macrovision stock then valued at $1.8 million. In September 1998, in conjunction with C-Dilla, we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. SafeCast is another product within our consumer software division which has recently gained increased market adoption. SafeAudio and SafeAuthenticate are two new products that are in development and currently being tested by major record labels in the music industry. Consumer software division revenues represented 7.9% and 9.9% of our net revenues for the three months ended September 30, 2002 and 2001, respectively, and 8.2% and 9.7% of our net revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenue is due to a reduction of titles shipped and lower per unit royalties.

Enterprise Software Division.

     We entered the market for copy protection of enterprise software in August 2000, when we acquired Globetrotter Software, Inc., a leading supplier of electronic licensing and license management technology to software vendors and supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of Globetrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Globetrotter Software, Inc. In October 2000, we acquired certain assets of Manchester (UK) based PtS for approximately $23.3 million in cash and related acquisition costs, and assumed liabilities. Our Globetrotter division generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 28.0% and 27.8% of our net revenues for the three months ended September 30, 2002 and 2001, respectively, and 27.1% and 27.0% of our net revenues for the nine months ended September 30, 2002 and 2001. Despite difficult economic conditions for enterprise software companies, revenue has remained consistent with the prior year's quarter and the prior year-to-date period.

Seasonality of Business.

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

Costs and Expenses.

     Our cost of revenues consists of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support, patent defense costs and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and allocation of facilities costs.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes and accordingly, record the necessary adjustments. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We have identified the accounting policies below as critical to our business operations and the understanding of our consolidated results of operations.

Revenue Recognition and Cost of Revenue.

     Our revenue recognition policy is detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements filed with our Annual Report on Form 10-K. Management has made significant judgments related to revenue recognition; specifically, evaluating whether our fee relating to an arrangement is fixed or determinable, assessing whether collectibility is probable, and estimating earned revenue for certain studio customers. These judgments are discussed below.

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

o Our software license fees are not a function of variable-pricing mechanisms or retail market success of our customers such as the number of units distributed or copied by the customer, or the expected number of users of the product delivered.

     Under our customary payment terms, 100% of the arrangement fee is due within one year or less. These customary payment terms are supported by historical practice and concessions have not been granted to customers under this policy. Arrangements with payment terms extending beyond customary payment terms or arrangements where the fee is not determinable at the outset are considered not to be fixed or determinable. Revenue from such arrangements is recognized when amounts become due and payable.

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

     Estimating Earned Revenue. Revenue from the replication of videocassettes and DVDs with copy protection technology is recognized when realized or realizable and earned. Studio customers typically report on a monthly basis and have demonstrated sufficient volumes of reporting history and regularity of payments to enable the Company to reliably estimate and recognize such revenues on an as earned basis.

Valuation of Strategic Investments.

     As of September 30, 2002, the carrying value of our strategic investments totaled $34.2 million.

     We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities and events occurring at each of the underlying portfolio companies during the period. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from most recent financing rounds.

     For equity investments in public companies, we review each investment based primarily on the reported market value per share. When the rolling six month average reported market value at period end is below the Company's original cost basis, we determine that an other than temporary impairment has occurred and record an impairment charge for the difference between the cost basis and the period end reported market value.

     Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments, thereby requiring further impairment charges in the future. Based on these measurements, $6.8 million and $12.3 million, and $0 and $3.4 million in impairment losses were recorded during the three and nine months ended September 30, 2002 and 2001, respectively.

Valuation of Intangible Assets.

     SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142) requires that goodwill be tested for impairment at least annually and more frequently upon the occurrence of certain events as defined by SFAS 142. Goodwill will be tested for impairment annually in the fourth quarter. The Company performed its transitional impairment test and concluded that the fair value of the Company's reporting units were greater than the carrying amounts of the respective reporting units.

     The Company evaluates all of its long-lived assets, including intangible assets other than goodwill, for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144). SFAS 144 requires that long-lived assets and intangible assets other than goodwill be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flow attributable to that asset. Should events indicate that any of the Company's assets are impaired, the amount of such impairment will be measured as the difference between the carrying value and the fair value of the impaired asset and recorded in earnings during the period of such impairment.

Allowance For Doubtful Accounts.

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

Income Taxes.

     Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes. We are also subject to changing tax laws in the multiple jurisdictions in which we operate. As of September 30, 2002, deferred tax assets net of a $1.4 million valuation allowance, totaled $10.9 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

     Net Revenues. Our net revenues increased 2.0% from $23.0 million in the third quarter of 2001 to $23.5 million in the third quarter of 2002. DVD copy protection revenues increased $1.5 million or 16.9% from $8.7 million in the third quarter of 2001 to $10.2 million in the third quarter of 2002, due to the continued growth in demand of the DVD format which more than offset modest declines in our average unit royalties and reduced copy protection usage by certain customers. Revenues from videocassette copy protection decreased $486,000 or 21.5% from $2.3 million in the third quarter of 2001 to $1.8 million in the third quarter of 2002, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $253,000 or 7.7% from $3.3 million in the third quarter of 2001 to $3.1 million in the third quarter of 2002 due to the continued weak digital cable and digital satellite business on a worldwide basis. The decrease is partially offset by an increase in set-top box licenses that had large up-front fees and an increase in set-top box royalties tied to the initial activation of our technology in a European digital satellite operator. Consumer Software Division revenues decreased $431,000 or 18.9% from $2.3 million in the third quarter of 2001 to $1.9 million in the third quarter of 2002 primarily due to a reduction of titles shipped and lower per unit royalties. Revenues from our Enterprise Software Division were consistent with the third quarter of 2001. Other revenue from legacy video encryption businesses decreased $27,000 or 25.0% from $108,000 in the third quarter of 2001 to $81,000 in the third quarter of 2002.

     Our net revenues increased 0.4% from $71.8 million in the nine months ended September 30, 2001 to $72.1 million in the nine months ended September 30, 2002. DVD copy protection revenues increased $6.0 million or 23.1% from $25.9 million in the nine months ended September 30, 2001 to $31.9 million in the nine months ended September 30, 2002, due to the continued growth in demand of the DVD format. Revenues from videocassette copy protection decreased $2.5 million or 30.5% from $8.2 million in the nine months ended September 30, 2001 to $5.7 million in the nine months ended September 30, 2002, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $1.8 million or 16.7% from $10.5 million in the nine months ended September 30, 2001 to $8.8 million in the nine months ended September 30, 2002 due to the continued weak digital cable and digital satellite business on a worldwide basis. The decrease is partially offset by an increase in set-top box licenses that had large up-front fees and an increase in set-top box royalties tied to the initial activation of our technology in a European digital satellite operator. Consumer Software Division revenues decreased approximately $1.0 million or 15.0% from $7.0 million in the nine months ended September 30, 2001 to $5.9 million in the nine months ended September 30, 2002 primarily due to a reduction of titles shipped and lower per unit royalties. Revenues from our Enterprise Software Division remained consistent with the prior year period. Other revenue from legacy video encryption businesses decreased $524,000 or 71.3% from $735,000 in the nine months ended September 30, 2001 to $211,000 in the nine months ended September 30, 2002.

     Cost of Revenues. Cost of revenues as a percentage of net revenues increased from 4.5% for the third quarter of 2001 to 8.8% for the third quarter of 2002. Cost of revenues increased $1.0 million from $1.0 million in the third quarter of 2001 to $2.0 million in the third quarter of 2002. The increase was primarily due to higher patent defense costs relating to the Rainbow and Verance litigation (see Note 11 of Notes to Condensed Consolidated Financial Statements).

     Cost of revenues as a percentage of net revenues increased from 6.2% for the nine months ended September 30, 2001 to 7.8% for the nine months ended September 30, 2002. Cost of revenues increased $1.1 million from $4.5 million in the nine months ended September 30, 2001 to $5.6 million in the nine months ended September 30, 2002. The increase in cost of revenues is due mainly to higher patent defense costs relating to the Rainbow and Verance litigation and increased Enterprise Software Division support costs.

     Research and Development. Research and development expenses increased by approximately $1.0 million or 53.2% from $2.0 million in the third quarter of 2001 to $3.0 million in the third quarter of 2002. The increase is primarily due to further research and development activities in our Video Technology, Consumer Software and Enterprise Software Divisions, including the development efforts of programs relating to audio CD copy protection (Audio) and a secure digital media distribution platform (MacroSafe). Research and development expenses increased as a percentage of net revenues from 8.6% in the third quarter of 2001 to 13.0% in the third quarter of 2002.

     Research and development expenses increased by $1.6 million or 23.1% from $6.8 million in the nine months ended September 30, 2001 to $8.4 million in the nine months ended September 30, 2002. The increase is primarily due to further research and development activities in our Video Technology, Consumer Software and Enterprise Software Divisions, including the development efforts of our Audio and MacroSafe programs. Research and development expenses increased as a percentage of net revenues from 9.5% in the nine months ended September 30, 2001 to 11.7% in the nine months ended September 30, 2002.

     We expect research and development expenses to continue to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we invest in the development of new technologies across all our business areas.

     Selling and Marketing. Selling and marketing expenses increased by $663,000 or 15.0% from $4.4 million in the third quarter of 2001 to $5.1 million in the third quarter of 2002. This increase was primarily due to higher costs associated with increased marketing activity associated with the Enterprise Software Division, including increased advertising costs in conjunction with the Division's Electronic Commerce for Software Industry symposium, and new business development activities for our MacroSafe and Audio technologies. Selling and marketing expenses increased as a percentage of net revenues from 19.2% in the third quarter of 2001 to 21.7% in the third quarter of 2002.

     Selling and marketing expenses increased by $1.2 million or 8.8% from $13.3 million in the nine months ended September 30, 2001 to $14.4 million in the nine months ended September 30, 2002. The increase is mainly due to higher costs associated with increased marketing activity with the Enterprise Software Division and new business development activities for our MacroSafe and SafeAudio technologies. Selling and marketing expenses increased as a percentage of net revenues from 18.5% in the nine months ended September 30, 2001 to 20.0% in the nine months ended September 30, 2002.

     General and Administrative. General and administrative expenses increased by $570,000 or 18.6% from $3.1 million in the third quarter of 2001 to $3.6 million in the third quarter of 2002. The increase is due primarily to higher facilities costs associated with our new office space. General and administrative expenses increased as a percentage of net revenues from 13.3% in the third quarter of 2001 to 15.5% in the third quarter of 2002.

     General and administrative expenses increased by $349,000 or 3.5% from $10.0 million in the nine months ended September 30, 2001 to $10.3 million in the nine months ended September 30, 2002. The increase is due primarily to higher facilities costs associated with our new office space. General and administrative expenses increased as a percentage of net revenues from 13.9% in the nine months ended September 30, 2001 to 14.3% in the nine months ended September 30, 2002.

     Amortization of Intangibles from Acquisitions. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets", goodwill and workforce in place were not amortized beginning January 1, 2002.

     We amortize intangibles relating to the acquisition of C-Dilla in June of 1999 on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies and non-compete agreements. We amortized $392,000 and $743,000 in the third quarters of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, we amortized $1.5 million and $2.2 million, respectively. As a result of adopting SFAS No. 142, "Goodwill and other Intangible Assets," amortization of goodwill and certain intangibles ceased effective January 1, 2002. If we had adopted SFAS 142 in 2001, amortization would have been approximately $566,000 for the third quarter of 2001 and $1.7 million for the nine months ended September 30, 2001.

     We also amortize intangibles relating to the acquisition of net assets of Productivity through Software plc ("PtS"), the European distributor for the Enterprise Software Division, on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $127,000 and $2.0 million in the third quarters of 2002 and 2001, respectively. For the nine months ended Septemer 30, 2002 and 2001, we amortized $374,000 and $5.8 million, respectively. If we had adopted SFAS 142 in 2001, amortization would have been approximately $121,000 for the third quarter of 2001 and approximately $362,000 for the nine months ended September 30, 2001.

     Amortization of Deferred Stock-Based Compensation. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the third quarters of 2002 and 2001 were $1.2 million and $2.2 million, respectively. The amortization of the deferred stock-based compensation for the nine months ended September 30, 2002 and 2001 was $5.3 million and $7.4 million, respectively. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings.

     Impairment losses on investments. During the third quarters of 2002 and 2001, we recorded charges totaling $6.8 million and $0, respectively, relating to other than temporary impairments in our public and private company investments. For the nine months ended September 30, 2002 and 2001, we recorded charges totaling $12.3 million and $3.4 million, respectively.

     Interest and Other Income, Net. Interest and other income decreased $840,000 or 34.0% from $2.5 million in the third quarter of 2001 to $1.6 million in the third quarter of 2002. Interest and other income decreased $2.2 million or 27.6% from $8.0 million in the nine months ended September 30, 2001 to $5.8 million in the nine months ended September 30, 2002. The decreases are due primarily to lower interest rates.

     Income Taxes. For the third quarter of 2002, we recorded income taxes of $1.2 million, compared to income taxes for the third quarter of 2001 of $3.7 million. The effective tax rate for the third quarter of 2002 and 2001 was 42.0% and 36.4%, respectively. The effective tax rate of 42.0% reflects our current evaluation of our tax credit potential. The effective tax rate for the nine months ended September 30, 2002 and 2001 was 43.1% and 42.8%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 reflects our current evaluation of our tax credit potential.

     In May 2002, the Board of Directors authorized a stock repurchase program for up to 5 million shares of Macrovision's common stock. Purchases of the stock may be made from time-to-time in the open market at prevailing market prices at the discretion of management and as monitored by the Audit Committee of our Board of Directors. Our repurchases of shares of common stock have been recorded as treasury stock and result in a reduction of stockholders' equity. As of September 30, 2002, treasury stock consisted of 3.0 million shares of common stock.

Liquidity and Capital Resources

     We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $41.8 million and $37.0 million in the nine months ended September 30, 2002 and 2001, respectively. Cash provided by operating activities increased primarily due to increased collections and the drawdown of prepaid taxes. The availability of cash generated by our operations could be affected by, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Investing activities provided net cash of $49.3 million in the nine months ended September 30, 2002 and used net cash of $47.2 million in the nine months ended September 30, 2001. Cash from investing activities increased from the prior year period mainly from the maturity of long term marketable investments which weRe reinvested in money market funds and short term investments for more favorable interest rates. Proceeds from the maturity of long and short term marketable investments were also used to purchase 3 million shares of treasury stock. The increase is also due to reduced activity in minority equity investments from $17.0 million in the nine months ended September 30, 2001 to $0 in the nine months ended September 30, 2002. The increase in capital expenditures of $1.6 million is primarily due to leasehold improvements and furniture and fixtures for our new office space, which we moved into during March 2002. We also paid $501,000 and $2.5 million in the nine months ended September 30, 2002 and 2001, respectively, related to patent application costs.

     Net cash (used) provided by financing activities was ($34.8) million and $5.5 million in the nine months ended September 30, 2002 and 2001, respectively. The decrease in net cash provided by financing activities is primarily due to the use of $38.5 million to repurchase 3.0 million shares of treasury stock.

     At September 30, 2002, we had $82.7 million in cash and cash equivalents, $92.0 million in short-term investments and $41.3 million in long-term marketable investment securities, which includes the fair market value of our strategic investments in two public companies, Digimarc and TTR Technologies. At December 31, 2001, we had $26.1 million in cash and cash equivalents, $83.5 million in short-term investments and $121.5 million in long-term marketable investment securities. The increase in cash, cash equivalents and short term investments is mainly due to the maturity of long term marketable investments which were reinvested in money market funds and short term investments for more favorable interest rates and cash flow from operations. The decrease in long-term marketable investment securities is due to the maturity of long term investments mentioned above and the decrease in market value of Digimarc and TTR Technologies. We have no material commitments for capital expenditures and anticipate that capital expenditures for the remainder of the year will not exceed $1.0 million. We also have future minimum lease payments of approximately $30.0 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

     In November 2002, we signed a definitive agreement with Midbar Tech (1998) Ltd. of Tel Aviv, Israel to acquire substantially all of their assets and operations for approximately $17.0 million in cash. We also signed a definitive agreement with TTR Technologies to acquire patents for approximately $5.25 million in cash. These acquisitions are both in the audio technology space and are expected to close within the next six months. After consummation of these acquisitions, we expect incremental revenue and operating expenses, a one-time acquisition-related charge mostly relating to in-process research and development write-off and a reduction in interest income. The increase in operating expenses expected to result from the Midbar transaction may cause dilution of earnings per share of one penny in the fourth quarter of 2002.

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

Contractual Obligations.

     The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of September 30, 2002 were as follows (in thousands):

                                                              Operating
                                                               Leases
                                                              --------

        2002                                                  $   723
        2003                                                    2,886
        2004                                                    2,871
        2005                                                    2,955
        2006                                                    3,058
        2007 and thereafter                                    17,491
                                                              -------
        Total                                                 $29,984
                                                              =======

Recent Accounting Pronouncements

     See Note 7 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

     Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $216.1 million as of September 30, 2002. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $345,000 decrease (approximately 0.3%) in the fair value of our available-for-sale securities as of September 30, 2002.

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

     Strategic Investments. We currently hold minority equity interests in two public companies (Digimarc and TTR Technologies), and the remainder in private companies (Command Audio Corporation, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia and Widevine Technologies). Our public company investments total $23.7 million and our private company investments total $10.5 million. These investments, totaling $34.2 million, represented 10.9% of our total assets as of September 30, 2002. There is no active trading market for the private company securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we have in the past and may in the future be required to write off all or part of one or more of these investments. During the nine months ended September 30, 2002 and 2001, we recorded charges of $12.3 million and $3.4 million, respectively, relating to other than temporary impairments in our public and private company investments. These charges relate to some of the investments listed above.

Item 4. Controls and Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We are involved in legal proceedings related to certain intellectual property rights.

     Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. On December 27, 1999, we appealed this decision to the Tokyo High Court, and on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. We have been involved in several preparatory proceedings and are seeking that the Tokyo High Court reaffirm its earlier decision. Even if an adverse ruling ultimately is reached on this invalidation claim, this would not have a material adverse effect on our business.

     We initiated a patent infringement lawsuit in the District Court of Dusseldorf, Germany in March 1999 against Vitec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. Vitec filed a reply brief arguing that its product does not infringe our patents. The District Court of Dusseldorf ruled against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court will require technical expert witnesses. The Court has selected an expert and the expert opinion is pending. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. Globetrotter intends to defend the allegations in the counterclaim vigorously. The patent infringement case was bifurcated from the counterclaims. In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, we acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of our motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss our patent infringement suit. We filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. In a ruling on September 24, 2001, Judge Fogel denied our reconsideration motion and granted the partial summary judgment motion by Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed. We plan to appeal. Based on the information available at this time, it is not anticipated that the adverse ruling of partial summary judgment will have a material adverse effect on our consolidated financial position, results of operation or cash flow. We still have unfair competition & trade practices cause of actions against Rainbow et al. On January 18, 2002, we filed a motion to dismiss some of the counterclaims from Rainbow et al and Judge Fogel granted our motion to dismiss. On June 3, 2002, we filed another motion to dismiss additional counterclaims from Rainbow et al and our motion to dismiss was later denied. On July 22, 2002, we filed three more motions to dismiss additional counterclaims from Rainbow et al. On August 26, 2002, Judge Fogel granted two of our dismissal motions. On October 7, 2002, Judge Fogel held a hearing on the third motion and a decision is currently pending. On September 30, 2002 we filed yet two more motions to dismiss all remaining counterclaims and a request for leave to file motion for reconsideration of the patent infringement case or in the alternative for leave to supplement the record. A hearing was held on November 4, 2002 and a decision is pending. The trial for the remaining counterclaims is currently scheduled for January 13, 2003 pending the outcome of the motions to dismiss. If an adverse ruling is ultimately reached on the remaining counterclaims, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

     On October 23, 2001, Digimarc filed a patent infringement suit in the United States District Court, District of Oregon against Verance Corporation alleging infringement of certain patents owned by Digimarc. Verance's answer and counter-claim included allegations of patent infringement and antitrust counterclaims, including allegations that Digimarc conspired with us to keep Verance out of the DVD CCA bidding process for selection of a digital watermarking copy protection technology. Verance's second amended cross-complaint was filed on or about March 25, 2002, and specifically named us as a cross-defendant in connection with our bid to the DVD CCA as one of the VWM Companies. On September 26, 2002, the parties Joint Motion to Dismiss was granted by the Court, and the action was dismissed.

     As of September 30, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.43 Offer letter to Dan Stickel dated August 9, 2002.*

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, As Adopted).

          99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, As Adopted).

        * The Registrant has requested confidential treatment for certain portions of this exhibit.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 2002, the Company filed one report on Form 8-K. On July 31, 2002, the Company reported on Form 8-K, its press release concerning revenue and earnings results for the second quarter of 2002. The press release also included revenue and earnings estimates for the remainder of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation
Authorized Officer:


Date: November 12, 2002                 By: /s/ William A. Krepick
     ------------------------------        -------------------------------------
                                           William A. Krepick, President and
                                           Chief Executive Officer

Principal Financial Officer and Chief Accounting Officer:


Date: November 12, 2002                 By: /s/ Ian R. Halifax
     ------------------------------        -------------------------------------
                                           Ian R. Halifax, Vice  President,
                                           Finance and Administration,
                                           Chief Financial Officer and
                                           Secretary

                                 CERTIFICATIONS

I, William A. Krepick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Macrovision
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     ------------------------------


                                        /s/ William A. Krepick
                                        ----------------------------------------
                                        William A. Krepick
                                        Chief Executive Officer

I, Ian R. Halifax, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Macrovision
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
     ------------------------------


                                        /s/ Ian R. Halifax
                                        ----------------------------------------
                                        Ian R. Halifax
                                        Chief Financial Officer