Form 10-K
period 2002-12-31
MACROVISION CORP
filed 2003-03-31
CIK 1027443

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ---    ---

As of March 25, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on that day, was approximately $662,748,654.75.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 25, 2003, there were 48,553,015 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of registrant's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders to be held on May 27, 2003, are incorporated by reference in Items 10-13 of Part III hereof.

                                        MACROVISION CORPORATION

                                               FORM 10-K

                                                 INDEX

                                                PART I
ITEM 1.  BUSINESS......................................................................................  1

ITEM 2.  PROPERTIES.................................................................................... 30

ITEM 3.  LEGAL PROCEEDINGS............................................................................. 30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 32

                                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................... 32

ITEM 6.  SELECTED FINANCIAL DATA....................................................................... 33

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 34

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................... 49

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 49

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES......... 49

                                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.............................................................. 50

ITEM 11. EXECUTIVE COMPENSATION........................................................................ 50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................ 50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 50

ITEM 14. CONTROLS AND PROCEDURES....................................................................... 50

                                               PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................... 51

  SIGNATURES........................................................................................... 54

     DISCUSSIONS OF SOME OF THE MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR MACROVISION CORPORATION ("MACROVISION," "WE" OR "US") MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND AS SUCH, MAY INVOLVE RISKS AND UNCERTAINTIES. SOME OF THESE DISCUSSIONS ARE CONTAINED UNDER THE CAPTIONS "ITEM
1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, WHICH INCLUDE IMPLEMENTING OUR BUSINESS STRATEGY, DEVELOPING AND INTRODUCING NEW TECHNOLOGIES, OBTAINING AND EXPANDING MARKET ACCEPTANCE OF THE TECHNOLOGIES WE OFFER, AND COMPETITION IN OUR MARKETS.

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

                                     PART I

ITEM 1.  BUSINESS.

     Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses rights management and copy protection technologies. Our customers include major Hollywood studios, independent video producers, enterprise and consumer software vendors, music labels, digital set-top box manufacturers and digital pay-per-view ("PPV") network operators. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

     Our business originated in video copy protection. Our technology has been used to copy protect over 3.6 billion videocassettes worldwide since 1985. Since 1997, we have expanded the application of our copy protection technology into the DVD and digital set-top box ("STB") and personal video recorder ("PVR") platforms. Most Motion Picture Association of America ("MPAA") studios use our video copy protection technology to protect some or all movie releases on videocassette or DVD. Our customers include Disney, Paramount, Columbia TriStar
(Sony), Twentieth Century Fox, Universal Studios, Warner Brothers and DreamWorks. We believe that our technology is accepted as the de facto industry standard for analog video copy protection.

     We are also in the business of consumer software copy protection. We offer CD-ROM copy protection and digital rights management ("DRM") technologies to a variety of software publishers in the PC games, education, information publishing, and desktop applications software markets.

     Our Enterprise Software Division provides electronic license management software to software and systems vendors and their enterprise customers. We believe Macrovision is the clear leader in this field, with approximately 1,000 customers under maintenance. The Enterprise Software Division was previously named the Globetrotter Software Division, formed after our August 2000 acquisition of Globetrotter Software, Inc.

     We have recently expanded our business into copy protection, authentication, and rights management technologies for music CDs. In November 2002, we acquired the assets of Midbar Tech (1998) Ltd. and entered into an agreement to acquire certain assets from TTR Technologies, Inc. in order to extend our product portfolio and build our customer base. We expect this transaction to close in the second quarter of 2003, subject to certain conditions being met.

     We have built, and continue to add to, a large patent portfolio that helps differentiate our products and is important to our license driven business model. We generate recurring revenues from a variety of sources by licensing the use of our patented technologies. In our video copy protection business,we receive unit-based royalties for copy-protected videocassettes, DVDs, set-top boxes and personal video recorders. We obtain transaction or use-based royalties from digital satellite/cable network operators for copy protected PPV movies, and up-front and annual license fees from DVD and set-top box hardware manufacturers, and digital satellite/cable network operators. In our software businesses, we receive unit-based royalties on CD-ROMs, a combination of time-based licenses and perpetual licenses for our DRM and electronic license management ("ELM") technologies, and recurring fees for maintenance. In our music business we receive unit-based royalties for copy-protected music CDs.

     To further expand our business, we have made strategic investments in companies that have complementary technologies or intellectual property. Our largest investment is in Digimarc Corporation ("Digimarc"), a leading digital watermarking technology company. Over the past 2 years we have partnered with Digimarc and 5 other companies in the Video Watermarking group to develop what we intend to be an industry standard copy protection solution to address next-generation, digital-to-digital copying. For additional information, see the "Strategic Investments" section on page 16. We intend to continue to evaluate and pursue additional strategic relationships and acquisitions that are complementary or extensible to our existing technologies and served markets.

     We own or have rights to various copyrights, trademarks and trade names used in our business. These include Macrovision(R), GLOBEtrotter(R), FLEXlm(R), SafeDisc(R), SafeCast(R), Colorstripe(TM), SafeAudio(TM), GTlicensing(TM), SAMsuite(TM), FLEXbill(TM), MacroSAFE(TM), SafeWrite(TM), SafeAuthenticate(TM), SafeDVD(TM), SafeScan(TM), and Cactus Data Shield(TM) ("CDS").

     A copy of this annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available, free of charge, through our Internet website at www.macrovision.com under the heading "Investors" as soon as reasonably practicable after we file such material electronically or otherwise furnish it to the Securities and Exchange Commission. The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

INDUSTRY BACKGROUND

     The industry shift towards digital media renders content and copyright owners increasingly vulnerable to unauthorized use of their content. Consumers' ability to make unauthorized copies of video, audio and software content has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD and DVD recorders, audio CD recorders and personal video recorders that allow in-home copying of videocassettes, DVDs, digital PPV/VOD programs, CD-ROMs, desktop software, and audio CDs. As technological advances facilitate digital copying at declining prices, motion picture studios, music labels and software publishers have become more concerned with protecting their intellectual property. Independent software vendors ("ISVs") and systems vendors are similarly concerned about unauthorized or illicit use of their software, be it in the enterprise environment (where license parameters may be ignored) or at home (where PC software may be copied and redistributed).

     Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy. The latest data available from the Motion Picture Association of America estimates that the U.S. motion picture industry loses in excess of $3 billion annually due to packaged media piracy. In addition, the International Intellectual Property Alliance ("IIPA") estimated that copyright piracy around the world inflicts $20-$22 billion in annual losses to the U.S. copyright industries. We believe that a substantial portion of these losses arise from casual consumer copying or unauthorized use of software. This is the focus for our technology.

     As a result, a number of government and legislative initiatives have been enacted in recent years to encourage technologies that protect the rights of the content owners.

     In the United States, Congress enacted the Digital Millennium Copyright Act in October 1998. This law requires all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. Recent effectiveness tests conducted by us in the U.S. and by an independent third party in Europe in September 2000 and August 2001 showed that over 95% of the VCRs manufactured in the U.S. and Europe since 1999 comply and respond to our anticopy process. The Act includes a clause that outlaws all circumvention devices and technologies that could be used to defeat any type of copy protection technology. Based on recent tests of new DVD recorder devices, we believe that manufacturers have designed them so they will not record analog input that is Macrovision-protected. Hence, our technology also prevents copying on this platform. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

     The European Union has proposed a similar EU-wide copyright directive, which we believe includes a provision aimed at controlling hardware and software circumvention devices and technologies. Individual countries' legislatures are currently discussing these new copyright initiatives.

     In Japan, a revised copyright law that went into effect in October 1999 prohibits the sale, manufacture, and import of circumvention devices. The Japan Industry Standard requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered by our patents.

     We have four divisions, which are: the Video Technology Division, the Enterprise Software Division, the Consumer Software Division and the Music Technology Division. These four divisions are described in more detail below.

     VIDEO TECHNOLOGY DIVISION

     VHS COPY PROTECTION. Motion picture studios wish to maximize the economic value from each feature film or other video program over its copyright life. Independent studies show that studios and video retailers lose VHS and DVD revenues when consumers make copies of movies, whether from home video or PPV or Video-On-Demand ("VOD") releases. Kagan World Media estimated that over 59% of all households in the United States now own two or more VCRs. These households are capable of making unauthorized copies of prerecorded videocassettes. Because over 90% of all U.S. households own at least one VCR,any of these households that also owns a DVD player or a digital PPV set-top box ("STB") can make high quality VHS copies directly from their DVD players or set-top boxes, unless programs are copy protected. Even with the focus on digital media andgrowth in DVD, VCR sales remain strong as prices fall and as DVD/VCR combination units become more popular. We believe there are over 700 million VCRs in use throughout the world, and with continued shipments of VCR devices to the market, VCRs will remain a home copying threat to video content owners for many years to come.

     DVD-TO-VHS COPY PROTECTION. DVD hardware and media became commercially available in the United States in 1997 and, through the end of 2002, approximately 56.5 million DVD playback devices have been sold to consumers in the U.S., according to the DVD Entertainment Group ("DEG") and Consumer Electronics Association ("CEA"). The rapid growth of the DVD format presents major revenue opportunities for the studios, as well as serious copy protection concerns. Without effective copy protection, any one of the approximately 170 million VCRs in use in the U.S. (or 600 million VCRs throughout the world) can, when combined with a DVD playback device, make videocassette copies of a non-copy protected DVD. These copies are almost equal in quality to professionally prerecorded videocassettes.

     RECORDABLE DVD COPY PROTECTION. 2002 represented the year in which DVDs supplanted the VHS as the preferred home video distribution medium. Adams Media Research reported that consumers spent more than $12 billion last year to own movies, with DVD outselling VHS two to one. Understanding & Solutions Ltd. estimates that approximately 1.1 billion DVD-Video discs were shipped to retail worldwide in 2002, representing an 85% growth over 571 million DVD-Video discs worldwide in 2001. They project a 28.5% annual increase to 1.3 billion discs in 2003. According to DEG and CEA, there are currently more than 95 million DVD playback devices in American homes, including stand-alone players, DVD-ROM drives and DVD-capable videogame consoles, with more than 10 million homes with two or more DVD-capable devices. All of these devices have analog video outputs that connect to TV sets.

     Virtually 100% of DVD playback devices sold and in use since the DVD format introduction to the market in 1997 in North America, Western Europe and Japan are designed to output Macrovision copy-protected analog video if the device plays a Macrovision copy-protected original DVD disc. These are the major regions in which the respective countries comply with the 1996 World Intellectual Property Organization ("WIPO") Copyright Treaty and the WIPO Performances and Phonograms Treaty. All DVD recording devices that we have tested to-date do not make a digital DVD copy from the analog video output of a compliant DVD playback device when playing a copy-protected DVD disc. Since almost all the installed DVD playback devices only have an analog output, this means that Macrovision's copy protection technology inhibits both VHS and DVD copying.

     VOD AND PPV COPY PROTECTION. Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems. Studios have realized the importance of copy protection in digital PPV/VOD networks, and many of them have required digital PPV/VOD system operators to install copy protection capability in their digital set-top boxes.

     Macrovision's technology enables consumers to view PPV/VOD programs but inhibits unauthorized copying or significantly distorts unauthorized copies of the program when copies are attempted by both DVD and VHS recording devices. To date, Macrovision's copy protection technology has been embedded in over 100 million digital STBs worldwide, representing nearly 90% of total digital STBs deployed. Our technology is dormant until it is activated by system operators for specific PPV or VOD movies. For the past 3 years, our video copy protection technology has been activated by PPV system operators in the UK and Japan only,even though there are approximately 40 million digital cable/satellite PPV subscribers with access to PPV/VOD in the U.S.

     VOD is an emerging service, with approximately 8 million U.S. households currently enabled to view VOD, and an estimated 30 million expected to be VOD ready by 2005. Macrovision is in the process of negotiating agreements with several major MPAA studios for activating copy protection for VOD services in the U.S.

     ENTERPRISE SOFTWARE DIVISION

     Software vendors who sell to enterprise customers are vulnerable to unauthorized use of their software. Large organizations, which typically support many end-user applications, may inadvertently allow users to run applications beyond the scope of or the term of their licenses; in other words, users may be obtaining "free" use of the software vendor's application. In a weak economic climate, it may be crucial for independent software vendors ("ISVs") to ensure they are compensated for all software usage. They may also choose to restructure their offerings to better match the evolving licensing and pricing needs of their customers. Electronic License Management ("ELM") is a solution to this problem, and although many ISVs use their own, internally developed license management software, we believe that ISVs are increasingly recognizing that this is not their core competency and will opt to purchase a third-party solution, such as our FLEXlm technology. In September 2002, the International Data Corporation forecast that while $90 billion of software uses electronic license management today, this number is expected to grow at a 20% compounded annual growth rate to reach $186 billion by 2006. We believe that we are positioned to benefit from this market growth due to our current market leadership, installed base of customers and broad product set.

     CONSUMER SOFTWARE DIVISION

     With the proliferation of inexpensive high capacity CD-ROM burners, and the increase of high bandwidth Internet connections to the home and small office, individual consumers now have the means to easily copy and distribute unauthorized desktop software copies on a broad scale. In fact, unauthorized downloads of application and entertainment software frequently meet or exceed the volume of downloads of music from Internet file sharing services. As a result, application software and interactive entertainment (games) software companies are facing unprecedented loss of revenues due to unauthorized consumer copying of CD-ROM software and unauthorized file sharing over the Internet.

     The rapid expansion of high bandwidth Internet connections for consumers and small businesses may result in the adoption of new licensing (subscription, rental, etc.) and distribution models for software. We believe this has created a large market opportunity for our digital rights management and copy protection solutions.

     MUSIC TECHNOLOGY DIVISION

     The music industry is at a digital crossroads. Music industry unit (CD) sales have been falling approximately 10% year-over-year for the past two years, according to the International Federation of Phonographic Industries ("IFPI"). The continued decline was attributed to the high penetration of personal computer-based CD-burners, proliferation of peer-to-peer file sharing services and the lack of commercially viable copy protection and DRM technologies. Approximately 40% of recordings sold worldwide are reportedly illegal copies, resulting in an estimated $4.3 billion of lost industry sales in 2001 alone, according to IFPI's "Music Piracy Report 2002 and 2001." In addition, peer-to-peer file sharing of ripped music continues unabated in the "post-Napster" era. IFPI estimated that, in 2001, approximately 99% of music files available on the Internet were unauthorized. In May 2002, IFPI estimated there were approximately 3 million users and 500 million files available for copying at any one time on all of the peer-to-peer services worldwide. There are approximately 200,000 Web and FTP sites hosting or linking to some 100 million unauthorized recorded music files.

     Consequently, the music industry is pursuing multiple initiatives to reverse the year over year sales declines, including CD copy protection and digital rights management technologies. In December 2002, after purchasing the assets of Midbar Tech (1998) Ltd., we formed the Music Technology Division and hired many key Midbar managers and employees in order to better address the needs of the music industry.

     Since early 2000, music labels have expressed interest in technology that would prevent the copying of audio CDs to a PC or CD recordable device. Initial deployment has occurred in Europe and Japan. During 2002, Macrovision estimates that of the approximately 65 million copy protected CDs produced worldwide in 2002, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined.

     In January 2003, Microsoft officially announced its "second session" DRM system for the music industry, called "Windows Media(R) Data Session Toolkit." We are working with two of the five major music labels and with Microsoft to integrate Windows Media Data Session Toolkit capabilities into our latest Cactus Data Shield product, CDS-300(TM). This will enable music files to be transferred in a secure manner from a CDS-300 protected CD to a Windows personal computer for subsequent export to portable devices and utltimately to enable burning a copy-protected second generation CDs. Our proprietary disc-based local authentication process (derived from our SafeDisc(R) technology) ensures that consumers can only transfer these second session music files to their personal computer if they are in possession of an original CD.

MACROVISION SOLUTIONS

     We develop and market a broad array of proprietary rights management and copy protection technologies. We offer video copy protection technologies that address the video content protection needs of motion picture studios and other content owners, program distributors, and cable and satellite PPV amd VOD system operators. We provide ELM and electronic license delivery ("ELD") solutions to a range of software vendors, including application developers, computer systems suppliers and embedded software vendors. We also supply software asset management technologies to enable end-user organizations to manage third-party application software usage. We offer CD-ROM copy protection and rights management technologies to a variety of software publishers in the PC games, home education, information publishing, and desktop applications software markets. We also offer technologies to prevent the unauthorized copying of music CDs.

     VIDEO TECHNOLOGY DIVISION

     Our video copy protection technologies allow consumers to view programming stored on prerecorded videocassettes, DVDs or transmitted as digital PPV or VOD programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Videocassettes are encoded with our video copy protection signal as they are manufactured. Our licensed copy protection signal generator equipment is installed in 237 commercial duplication facilities in 36 countries around the world. The unique patented aspects of our copy protection signal are transparent to an analog TV set, but are disruptive to the recording circuits of VCRs and act to turn off the recording operation of recordable DVD devices. The result is that videocassettes and DVDs that are encoded with our anticopy process will play normally on an analog TV set, but will cause generally unwatchable copies to be made on the vast majority of VCRs, and will shut down the analog-to-digital recording circuits of DVD recording devices. Our patented technology takes advantage of the differences in TV signal processing circuits, VCR playback circuits, and VCR recording circuits without the need for the installation of any Macrovision components in VCRs or DVD recording devices. However, both the DVD and VCR recording devices do need to be manufactured in accordance with the guidelines of the Digital Millennium Copyright Act with respect to responding to Macrovision copy protected analog inputs.

     In the DVD and digital PPV markets, we have implemented an enhanced version of our video copy protection technology. By utilizing another copy protection component, called Colorstripe(TM), we have made it more difficult for a casual copier to defeat or circumvent our technology. In these digital video applications, the copy protection is applied within the consumer device. The copy protection signal generator is part of an integrated circuit that converts digital video to analog video for output to a standard TV set, VCR, or DVD recording device. The copy protection circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or are sent along with the PPV movie transmission to the subscriber's set-top box or personal video recorder. Macrovision's technology is licensed to 271 DVD manufacturers, 343 DVD authoring houses, 98 replication facilities, 68 digital set-top box manufacturers and 58 semiconductor component suppliers worldwide.

     ENTERPRISE SOFTWARE DIVISION

     Macrovision provides a complete electronic license management solution, ranging from core software toolkits that software vendors incorporate into their products to enable flexible licensing, to license fulfillment servers, to end-user monitoring applications, and to worldwide professional services teams that help companies follow best practices and integrate the preceding offerings into various back office systems.

     Our FLEXlm(R) licensing system enables software vendors to offer multiple licensing models, and to monitor the usage and enforce compliance with license terms in an enterprise-wide intranet, across an extranet or the public Internet, or within an application service provider ("ASP") environment. Once FLEXlm is integrated into the software product, the product can be delivered across the Internet, as well as through more traditional media, such as CD-ROM.

     Our GTlicensing(TM) application is an electronic license creation, distribution, and tracking tool for software vendors, allowing vendors to ship and track electronic licenses online without direct human intervention. The system supports multi-tier software distribution, including the capability for third party distributors to sell software from participating vendors and allowing end-users to receive their electronic licenses across the Internet.

     Our FLEXbill(TM) technology provides usage data to software vendors from their participating customers. FLEXbill usage data enables pay-per-use billing and can be used to automatically implement a new set of licensing policies (e.g., metered usage) more accurately matched to each customer's needs. Software vendors use FLEXbill to tailor product offerings to each customer and to invoice for the usage of this portfolio based on an authenticated usage report.

     Our SAMsuite(TM) offering is a software asset management solution, designed for end-user companies that purchase large amounts of software from third parties. SAMsuite captures and analyzes software usage data to help users maximize their return on investment, and allocate related costs by project, department or user, and administers license servers over global networks.

     CONSUMER SOFTWARE DIVISION

     Our SafeDisc(R) technology is designed to prevent the copying of CD-ROM computer software by encrypting executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software. This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD-ROM hardware. Because SafeDisc is designed to operate while the disc is in the CD-ROM drive, it is ideally suited to PC games and education software. The technology is licensed directly to software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD-ROM during the manufacturing process. SafeDisc was introduced in September 1998, has been licensed to approximately 120 replicators worldwide, and is estimated to have been used on more than 150 million CD ROMs.

     Our SafeCast(R) family of digital rights management products is designed to provide software publishers with control over the distribution and usage of both packaged media and Internet-delivered software or licenses. It enables software publishers to establish a variety of license terms, which persistently govern the use of the software. These license terms can be used to manage every stage of a software product's life cycle - from pre-release software, through trial evaluations, and finally commercial distribution resulting in rental, purchase, or subscriptions.

     Our SafeWrap(TM) product is a post-development encryption wrapper for Microsoft Windows' compatible software and is based upon technologies we developed for our SafeDisc product. We refer to it as "tamper-proofing" software because it protects files from being reverse engineered, disassembled, or modified. SafeWrap also includes an optional application programming interface ("API"), which offers additional security to allow individual functions to be encrypted and decrypted when being executed.

     MUSIC TECHNOLOGY DIVISION

     We are actively involved in developing and marketing various technologies to meet the needs of emerging delivery systems such as downloading and streaming of media via the Internet, as well as technologies to prevent the unauthorized copying of music CDs. Our current products (CDS-100(TM), CDS-200(TM), and CDS-300(TM)) provide music labels with the following capabilities:

     o First session (Redbook) copy protection, which inhibits the ability to copy music to a PC for subsequent redistribution on Internet based file sharing services;
     o Encrypted second session (Yellowbook) music files that can play on the PC, as long as the CD is in the PC CD-ROM drive; and
     o DRM technology that enables the second session music files to be copied to a personal computer hard disk and be managed/played via Windows Media Player but inhibits subsequent transfer to portable devices, CD-Rs, and the Internet.

        In November 2002, we completed the acquisition of the assets of Midbar Tech (1998) Ltd. of Israel, and, as a result, acquired what we believe to be the market leading proprietary CD copy protection and controlled burning technologies. The CDS-100 and CDS-200 solutions have been used on over 65 million music CDs through 2002. The CDS-300 product is the first integrated product developed by the combined Midbar and Macrovision engineering staff.

        Combining the Midbar patents, Macrovision patents and patents resulting from our pending acquisition of the intellectual property and other assets of TTR Technologies, Inc., we believe that we are well positioned to develop and market unique solutions that meet the needs of the consumer, the artist, the publisher and the music label. We expect the acquisition of these assets from TTR to close in the second quarter of 2003, subject to certain closing conditions being met.

THE MACROVISION GROWTH STRATEGY

        LEVERAGE KEY CUSTOMER RELATIONSHIPS. We currently maintain strong relationships with customers in various industry and market segments, including:

     o Video and music content providers such as the major Hollywood studios and independent movie producers and major record labels;

     o Enterprise and consumer software vendors, serving both business-to-business and business-to-consumer segments;

     o Content distributors such as the leading cable and satellite television system operators; and

     o Consumer electronics manufacturers of DVD players, CD and DVD drives, PVRs, and digital set-top boxes.

        We intend to build our business by capitalizing on these customer relationships and targeting them for delivery of our existing and future rights management and copy protection technologies.

        INTRODUCE NEW PRODUCT APPLICATIONS AND TECHNOLOGIES. Simultaneously, we intend to develop additional rights management solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities for rights management, copy protection and enabling solutions in the following areas:

     o  Digital video;

     o  Music CDs;

     o  Internet downloaded and streamed audio and video files;

     o  Internet downloaded software files;

     o  Peer-to-peer file sharing;

     o  CD-ROM, CD-Rs;

     o  DVD-ROM, DVD-Rs;

     o  Electronic license management and delivery for enterprise software;

     o  Software asset management products for enterprise customers; and

     o  Improved authentication, compression, and encryption technologies.

        EXPAND AND PROTECT PATENT POSITION. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies that can be supplemented by enabling features that will incent consumers and users to pay for video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We have patented many of these proprietary solutions, and they underpin our strong competitive position and financial model. We have acquired key software rights management and copy protection patents. We use patents to limit the proliferation of devices that circumvent our video copy protection technologies, and we have initiated legal action relating to infringement of these patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our DRM and copy protection technologies.

        CONTINUE TO MAKE STRATEGIC ACQUISITIONS. We intend to continue to expand our technology portfolio by pursuing licensing arrangements, joint ventures and strategic acquisitions of companies whose technologies or proprietary rights complement our rights management and copy protection technologies.

        We have made four acquisitions since 1999. We acquired C-Dilla, Ltd. of the UK in June 1999 in order to enter the application software copy protection and DRM business; in August 2000, we acquired Globetrotter Software, Inc., which provided our enterprise electronic license management and software asset management business; in October 2000, we acquired Productivity through Software plc ("PtS") of the UK, which was a distributor of our enterprise software solutions; and, in November 2002, we acquired the assets of Midbar Tech (1998) Ltd., which provided us with significant intellectual property and key personnel skilled in music copy protection and controlled disc burning applications. We have also entered into a definitive agreement to acquire certain assets of TTR Technologies, Inc., further enhancing our intellectual property relating to music copy protection.

TECHNOLOGY LICENSING, SALES AND MARKETING

        Technology Licensing. We license our portfolio of rights management and copy protection technologies. We believe that content owners and software vendors utilize our solutions to secure their content or software and to ensure that their end-user customers pay them for the use of such content or software. We receive royalties and recurring revenues as follows:

o Video and music content owners typically pay us a per-unit licensing fee for the right to use our proprietary copy protection technologies for DVDs, videocassettes, and music CDs;

o Enterprise software vendors and enterprise end-user customers pay us a fee to license our technology using either time-based licenses or perpetual licenses with annual maintenance fees;

o Consumer software publishers pay us a per-unit licensing fee to use our technology for CD-ROM copy protection and time-based or perpetual licenses for our DRM technology;

o Digital set-top box and digital PVR manufacturers license our video copy protection technologies for an up-front fee and a per-unit royalty;

o Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video copy protection technology into their networks for PPV or VOD services. In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV or VOD programming is activated by system operators; and

o DVD hardware manufacturers (DVD consumer electronic player manufacturers and PC DVD ROM suppliers) license our technology for an up-front fee and annual license fee.

        SALES AND MARKETING. We market our rights management and copy protection technologies directly to content owners and independent software vendors in both the video and software markets. We also license our software asset management solutions directly to end-user enterprise customers. Our primary sales strategy is to sell at senior levels, offering worldwide contracts that cover customers' international operations. We supplement our direct sales efforts with reseller programs and service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations, and internal professional services, value added reseller, and systems integrator organizations in our enterprise software business. We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters.

        Our primary locations for product development, business strategy, and operations are in our Santa Clara (California) and Woodley (United Kingdom) offices. We have sales and support operations through our U.S.sales force, and through our offices in South Ruislip, Woodley and Cheshire in the United Kingdom; Frankfurt, Germany; Tokyo, Japan; Seoul, Korea; Hong Kong; Taipei, Taiwan; and Tel Aviv, Israel.

CUSTOMERS

     VIDEO TECHNOLOGY DIVISION

        VIDEO CONTENT. Our copy protection technology has been applied to more than 3.6 billion videocassettes worldwide since 1985. Since the inception of DVD in 1997, our copy protection has been applied to over 1.5 billion DVDs. Our copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

     o  Artisan Home Entertainment              o  New Line Cinema
     o  Buena Vista Home Video (Disney)         o  Paramount Pictures
     o  Columbia TriStar Home Entertainment     o  Twentieth Century Fox Home
        (Sony Pictures)                            Entertainment
     o  DreamWorks SKG                          o  Universal Studios Home Video
     o  HBO Home Video                             (Vivendi)
     o  Lion's Gate/Trimark Pictures            o  Warner Brothers Home Video

        One customer accounted for more than 10% of Macrovision's net revenues in 2002. There was no customer that accounted for more than 10% of our net revenues in 2001. One customer accounted for more than 10% of our net revenues in 2000. The Motion Picture Association of America ("MPAA") studios as a group accounted for 42.2%, 33.2% and 24.8% of Macrovision's total net revenues in 2002, 2001 and 2000, respectively.

        We also license our video copy protection technology to "Special Interest" customers that include independent video producers and corporations. Licensed commercial duplicators act as distributors of our video copy protection technology to "Special Interest" customers.

        PPV/VOD SYSTEM OPERATORS. There are over 20 system operators who have licensed or specified Macrovision's digital PPV copy protection technology for incorporation into their networks, including:

     o  British Sky Broadcasting Group          o  Optus (Australia)
     o  BS Conditional Access Systems Co.,      o  Premier (Germany)
        Ltd. (Digital BS Broadcast) (Japan)
     o  DirecTV (North America)                 o  SkyPerfecTV! (Japan)
     o  DirecTV Latin America                   o  Telewest Communications (UK)
     o  Korea Digital Broadcast ("KDB")         o  UPC (Holland)
     o  NTL                                     o  Video Networks Ltd. (UK)

        These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV or VOD programming is activated. However, only 9 international system operators have activated Macrovision's copy protection in their networks:
British Sky Broadcasting (UK), Digital BS (Japan), Kingston Communications (UK), Korea Digital Broadcast (Korea), NTL (UK), SkyPerfecTV! (Japan), Telewest (UK), Premiere (Germany) and Video Networks Ltd. (UK). U.S. systems operators have not yet activated copy protection, even though the technology is implemented in their network infrastructure. Other notable system operators that have not signed usage license agreements with us, but which are requiring Macrovision-capable set-top boxes in their networks include: AT&T, Comcast, Cox from a variety of sourcesEnterprises, Deutsche

Telecom, Rogers Cable, Time Warner, UPC and Via Digital. We are in discussions with a number of major studios to activate VOD copy protection in the U.S.

        CONSUMER ELECTRONICS HARDWARE MANUFACTURERS. We believe that our DVD copy protection technology is currently the only viable digital-to-analog and analog-to-digital copy protection solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2002, 271 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology into their hardware, including both Sony and Microsoft for their DVD-based game consoles PlayStation(R)2 and Xbox(TM).

        Our PPV/VOD copy protection technology is embedded in more than 100 million digital set-top boxes currently in use worldwide, which we believe represents approximately 90% of all digital set-top boxes. We have licensed our copy protection technology for digital PPV/VOD to 68 set-top box and 9 PVR manufacturers, including:

     o  Acer                                    o  Pace Micro Technology
     o  AT&T Network Systems                    o  Philips Electronics
     o  Daewoo Electronic Co., Ltd.             o  Pioneer Electronics
     o  EchoStar Communications                 o  Scientific-Atlanta
     o  Hughes Electronics                      o  Sony
     o  Motorola Broadband                      o  THOMSON Multimedia

        We have also authorized 58 semiconductor companies to incorporate our digital PPV/VOD and DVD copy protection technologies into their semiconductor and reference designs. These companies generally pay a one-time service fee to verify correct implementation of our video copy protection technology in digital-to-analog application specific integrated circuits ("ASICs") that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and personal video recorder (sometimes referred to as "digital video recorder") manufacturers.

     ENTERPRISE SOFTWARE DIVISION

        We believe that FLEXlm, our electronic license management ("ELM") software, is the industry leader. Worldwide adoption of our ELM technology will be an important driver of future growth. We have licensed our ELM and electronic license delivery ("ELD") technologies to more than 2,500 independent software vendor companies in a range of market segments, including:

     o  Autodesk                                o  Sun Microsystems
     o  Cadence Design Systems                  o  Sybase
     o  Cisco Systems                           o  Synopsys
     o  Rational Software                       o  Wind River Systems

        In addition we have licensed software asset management ("SAM") companion products to over 500 corporate end-users, which enable these end-users to deploy, manage, and track the software they have purchased from our software vendor customers, as well as other third party software vendors. Examples of such corporate end-user customers include:

     o  ABB                                     o  IBM
     o  BMW                                     o  Lockheed Martin
     o  Eastman Kodak                           o  Nokia
     o  Ford Motor Company                      o  Royal Dutch/Shell Group

     CONSUMER SOFTWARE DIVISION

        We entered the consumer software copy protection market in 1998 with our SafeDisc product, aimed at those applications that require the CD-ROM to be inserted in the drive to run the application; typically PC games, and entertainment applications. In 2001, we extended the SafeDisc market into professional applications and computer based training and, in 2002, we extended SafeDisc into the Apple Macintosh environment. We estimate that approximately 150 million CD-ROMs have now been shipped using SafeDisc.

        Our copy protection technology for consumer software is used by leading software publishers, including the following:

     o  Activision                              o  Hyperion Solutions
     o  Apple                                   o  MathWorks
     o  CDV Software Entertainment              o  Mattel
     o  Eidos                                   o  Microsoft
     o  Electronic Arts                         o  Take 2 Interactive
     o  Hasbro (Infogrames)                     o  3DO
     o  Havas (Viveni Universal Interactive)    o  Ubisoft Entertainment

        Our consumer software customers have a wide choice of licensed replicators that they can use throughout the world. Approximately 120 replicators have been licensed and have installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems.

        In 2002, we experienced continued broad market adoption of our SafeCast family of digital rights management products. SafeCast enables publishers to flexibly market, license and protect software products delivered on CD ROMs, DVDs and via the Internet to increase their revenues. Such customers include:

     o  Autodesk                                o  Intuit
     o  BBC                                     o  MathSoft
     o  Electronic Arts                         o  Microsoft

        Although SafeCast is a more complex sale to software publishers, with a longer sales cycle than SafeDisc, we believe that, over time, as Internet bandwidth increases, there will be increasing demand for this digital rights management technology.

     MUSIC TECHNOLOGY DIVISION

        CDS-100 and CDS-200 have been utilized on music CDs by all five major music labels (i.e., Universal, Warner, Sony, BMG, and EMI) in Europe and/or Japan, and by Avex, Pony Canyon and others in Japan. As of December 2002, our CDS technology has been applied to over 65 million music CDs worldwide.

        The CDS processor, which our customers use to apply our copy protection technologies to their CDs, has been installed in 42 manufacturing plants worldwide, including plants in North America, Europe and Japan.

TECHNOLOGY

     VIDEO TECHNOLOGY DIVISION

        Macrovision's technology was originally designed to prevent unauthorized copying of VHS, DVD and PPV/VOD programming to VCRs without impacting the original playback. An added feature of Macrovision's DVD copy protection technology is that it helps to prevent DVD-to-DVD copying, as well as DVD-to-VHS copying. The majority of the recently introduced PVRs, DVD/VCR combo units, DVD recorders ("DVDRs") and PVR/DVDR combo units comply with the U.S. Digital Millennium Copyright Act and, as a result, they recognize Macrovision's proprietary analog copy protection process and disable digital recording on recordable DVD discs.

        Effective video copy protection systems are difficult to develop because of the need to address the dual requirements of playability and effectiveness. High playability means that consumers must be able to view the original copy-protected content using a VCR or DVD and a TV set or projection TV without the need for any intervening devices, while high effectiveness requires that the quality of an unauthorized copy must be reduced to such an extent that it loses its entertainment value. In the tradeoff between effectiveness and playability, designers of copy protection systems must favor playability while maintaining effectiveness.

        VIDEOCASSETTE COPY PROTECTION. Our videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in and around the vertical blanking interval of a standard video signal. The vertical blanking interval is the blank space between the video fields that are refreshed at a rate of 60 fields per second. The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacture. The electronic pulses are not visible in the television picture. The pulses are intended to affect the automatic gain control circuit in the recording system of most VCRs, but not to affect a similar circuit in the television set. Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized copy of that same videocassette, the picture typically is very distorted and has substantially reduced entertainment value. Our video copy protection technology is effective against most casual copying, but generally does not deter professional pirates who use professional duplication and video processing equipment. Under the U.S. Digital Millennium Copyright Act of 1998, all VCRs sold in the U.S. after May 2000 are required by law to respond to our copy protection technology.

        DVD AND DIGITAL PPV/VOD COPY PROTECTION. The DVD and digital PPV/VOD versions of our video copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by most "black box" circumvention devices that were sold in the past. Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR, and DVD recorders do not make DVD copies when they sense Macrovision on the input signal.

     ENTERPRISE SOFTWARE DIVISION

        Software vendors integrate FLEXlm into their products to monitor or control a customer's compliance with a product's license terms. When selling their product, software vendors who use FLEXlm define a customer's license rights in a human readable "license file." The technology generates electronic license certificates that describe the license rights of software users. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates the license rights, or simply provide notification to the user or system administrator when license use has exceeded the customer's license rights. This allows customers to buy and sell software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches. These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date).

        Independent software vendors integrate flexible electronic licensing algorithms into their software rather than "hard-coding" license policies into their products. This avoids the need to change a product's source code and to support multiple releases when licensing terms change for a product. Marketing, sales, support or order administration staff define licensing policies in the human readable text file, without the need for software engineers to make changes in software. Software vendors can include information identifying the customer and other purchasing information as part of the license certificate. This is done so that if the software and license were diverted to another company, an audit trail is left, making discovery of improper use of the license far more likely.

        Electronic licensing also records the use of software licensing into a transaction log called the "Report Log." The information in this log is authenticated and compressed so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing. In addition, customers may use this information to better manage their software assets and to "bill back" software-related costs to different departments or projects in the company. The SAMsuite product family contains this functionality.

     CONSUMER SOFTWARE DIVISION

        Each CD-ROM published with the SafeDisc technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. The digital signature, which prevents copying by CD recorders or transfer from a CD-ROM to a hard disc drive, is added to each original disc during the mastering/replication process. SafeDisc is a "unilateral" copy protection solution, which means that all of the copy protection technology resides on the CD-ROM and nothing has to be added to or changed in the PC. When a user inserts an original SafeDisc-protected disc in a CD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD recording device or professional mastering equipment to duplicate a CD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy. If an unauthorized copy is made, decryption will not take place and the copy will not run.

        SafeDisc also contains anti-hacking technology to prevent the compromise of its security features. Because of our widespread penetration in the PC games' market, hackers have targeted and cracked several versions of SafeDisc. For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community. We release new product versions approximately three times per year incorporating new anti-hacking features.

        Our SafeDisc technology is patent protected, and is compliant with Philips' worldwide Yellowbook CD-ROM standard. We believe that SafeDisc is the only copy protection technology that has received Philips' certification for compliance.

        SafeCast is a software DRM system that is used primarily by developers of applications targeting the consumer and small-office/home-office markets. SafeCast authenticates the end-user's license by transferring the software publisher's embedded digital rights management technology from either a CD-ROM disc or from Internet downloaded software to the user's PC hard drive at the time the application is initially installed. SafeCast protects the launch of a licensed application by confirming that the session conforms to the license terms established by the application's publisher. The publisher establishes license terms that determine how the application may be used. The combination of license terms and persistent protection enables publishers to implement new licensing models such as subscriptions, rentals, and protected pre-release programs.

     MUSIC TECHNOLOGY DIVISION

        In the audio CD market, CDS-100 and CDS-200 first session, or Redbook copy protection technologies were developed by Midbar (now owned by Macrovision) to prevent consumer electronic device music files (standard, uncompressed music CD format) from being ripped by PCs. Each of the several CDS-100 and CDS-200 first session copy protection functions (e.g., coding, hiding and timing) is covered by pending patent applications. Our second session, or Yellowbook solution, CDS-300, utilizes an authentication scheme based upon our SafeDisc product described above, which is covered by a patent and a pending patent application (for disc-based rights authentication). This solution is designed to interface with third party DRM systems such as Microsoft's Windows Media Player (and potentially with Real Network's media player and Sony's Open Magic Gate
DRM), and to enable consumers to play copy protected CDs on their PCs, and ultimately to download music tracks to their PC's hard disc drive and export tracks to portable player devices.

RESEARCH AND DEVELOPMENT

        Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new patentable technologies related to our various rights management markets and copy protection products. Our core competencies are in encrypted software, electronic license management and license delivery software, anti-hacking software, digital and analog video and audio engineering, copy protection engineering, watermarking and CD-ROM architecture. We have acquired other companies and technologies to supplement our research and development expenditures.

        In 2002, 2001 and 2000, our expenses for research and development were $11.9 million, $9.3 million and $7.8 million, respectively.

INTELLECTUAL PROPERTY RIGHTS

        PATENTS ISSUED & Pending. We hold 76 U.S. patents and have 58 U.S. patent applications pending. Of the issued or allowed patents, 44 relate to our copy protection technologies, 18 relate to video scrambling, seven relate to audio scrambling, five relate to electronic license management and two relate to DRM technology (namely content usage control, tracking, and e-transactions). Of the pending patent applications, four relate to consumer software copy protection and six relate to audio copy protection. The last of our issued U.S. patents expires in 2019. The last of our core group of analog copy protection patents expires in the year 2017. We have filed numerous applications for additional claims and improvement patents to extend the current expiration dates. We also have 515 foreign patents issued and 400 foreign patent applications pending in 40 countries. Of the issued foreign patents, 399 relate to our copy protection technologies, 88 relate to video scrambling, 24 relate to audio scrambling, and three relate to electronic license management and DRM.

        CIRCUMVENTION TECHNOLOGY PATENTS. Included in the patents related to our copy protection technologies are 15 U.S. and 96 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies. We have historically used these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices.

COMPETITION

     VIDEO TECHNOLOGY DIVISION

        Our video copy protection technologies are proprietary and have broad international patent coverage. We believe that there are currently no significant analog video copy protection competitors. We have the only analog copy protection scheme that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders and personal video recorders. Currently, our video copy protection technology is embedded in nearly 100% of all DVD players and nearly 90% of digital set-top boxes worldwide. While it is possible that a competitive video copy protection technology could be developed in the future, we believe it would take years for the competitive technology to be tested and accepted by hardware manufacturers and ultimately to begin to be embedded into the consumer electronic devices. By the time this would happen, it is unlikely any other analog copy protection technology would displace our copy protection infrastructure and our extensive video copy protection "ecosystem."

        Our technology is designed to inhibit or prevent unauthorized consumer copying; it is not designed to prevent professional piracy. We believe that our customers are very concerned with professional piracy of their video, audio and software products and their need to address professional piracy presents a certain level of competition to our video copy protection business, to the extent that some content owners may decide to devote more of their resources to fighting professional video piracy instead of using our copy protection to deter unauthorized consumer copying.

        In addition, with the increase in online movie and music distribution over the Internet, other digital content protection or DRM technologies may present significant competition to our video copy protection business, such as DRM offerings by Microsoft, RealNetworks and Sony.

     ENTERPRISE SOFTWARE DIVISION

        Our primary competition in the ELM market currently comes from independent software vendors who develop their own ELM solutions or electronic software distribution technology. Other more traditional competitors include electronic licensing technology vendors (e.g., NetQuartz, Softwrap), as well as companies that have historically offered hardware dongle products and supplemented them with ELM offerings (e.g., Rainbow, Aladdin). We believe that these companies together have penetrated less than 15% of the potential ELM market. Operating system developers (e.g., Microsoft, Sun) already integrate limited license management functionality into their products; potentially, they could expand this functionality, which could pose an increased competitive threat. Similarly, microprocessor suppliers may choose to integrate rights management solutions into their products, and software resellers could also begin to develop their own ELM solutions.

     CONSUMER SOFTWARE DIVISION

        We believe that there are a limited number of competitors in our SafeDisc consumer software copy protection market, including StarForce Technologies, a Russian company, and Sony's DADC optical disk manufacturing subsidiary. We believe we are the market share leader due to our strong intellectual property position and extensive customer base. There are a limited number of competitors, including Aladdin and XtreamLok, in our SafeCast digital rights management market, where we believe we have captured the leading market share.

        It is possible that our own customers may develop software copy protection technologies on their own. It is also possible that personal computer operating system and microprocessor companies, like Microsoft and Intel, may develop or license copy protection modules or rights management systems that are internal to the PC or other consumer electronic devices. Few of them have made any significant inroads, with the exception of Microsoft and Real Networks in the audio DRM space.

     MUSIC TECHNOLOGY DIVISION

        We believe that there are a limited number of direct competitors in the audio copy protection and rights management market, including SunnComm, Sony, and First4Internet, some of which have greater financial and other resources than we have. To date, taking into account our acquisition of Midbar, we have captured a significant market share of the CDs produced worldwide to which audio CD copy protection has been applied. It is important to note that in 2002, less than 50 million music CDs out of a total of more than 1 billion music CDs produced included copy protection technology from any supplier, including Macrovision and Midbar. In January 2003, Microsoft announced the release of its Windows Media Data Session Toolkit ("WMDST") with a second session DRM solution that can to be deployed independently of our solutions. The announcement included SunnComm as the first company to integrate a third party music CD copy protection technology with Microsoft's WMDST. We believe that SunnComm uses technology that is competitive with our CDS-100 and CDS-200 technologies. It is possible that Microsoft may develop or acquire copy protection and rights management solutions that compete with our offerings.

OPERATIONS AND TECHNICAL SUPPORT

        We have technical support and certification operations to support our DVD manufacturer licensees, set-top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. We provide technical support and professional services to our independent software vendor customers during pre-sale, implementation and maintenance phases of our contracts.

        We provide technical support to our videocassette, DVD, music CD, digital PPV/VOD, ELM and consumer software customers in various ways:

o We support our licensed duplicators and replicators with hardware and software installation assistance and quality control. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and literature, and by participating in trade shows;

o We support the efforts of television, VCR and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates our video copy protection technologies;

o We assist semiconductor manufacturers in incorporating our video copy protection technologies into a variety of digital video integrated circuits;

o We regularly test the effectiveness and transparency of our video and audio copy protection technologies on representative samples of consumer televisions, VCRs, DVD players and PC drives, and music CD player and recorder devices to determine whether modifications or enhancements may be necessary;

o We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc and SafeCast modules;

o We provide support and maintenance, training, integration and software development services to customers incorporating our electronic license management software (FLEXlm) and electronic license delivery software (GTlicensing) into their software products;

o We provide training and application support for the SafeDisc and CDS (audio copy protection and authentication) toolkits; and

o We test for SafeDisc and CDS compatibility and effectiveness with a variety of PC and CD-ROM drive software and hardware.

        We have minimal manufacturing operations. Our strategy is to license our technologies to third parties that manufacture products or software incorporating our technologies. Our manufacturing operations are limited to low volume video and audio copy protection hardware products that require in-house system integration and quality control efforts.

STRATEGIC INVESTMENTS

        We have made strategic investments in the following companies:

        DIGIMARC CORPORATION (NASDAQ: DMRC). In December 1997, we made our initial investment in Digimarc. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2002, we owned approximately 11.5% of Digimarc, which translated to a valuation of $22.8 million. During 2002, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $1.8 million as a result.

        Digimarc is a leading provider of patented digital watermarking technologies that allow imperceptible digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets.

        TTR TECHNOLOGIES, INC. (NASDAQ: TTRE). In January 2000, we invested $4.0 million to acquire a minority interest in TTR. In addition, we have entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using duel-deck CD recorder systems and personal computer based CD-recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. As of December 31, 2002, we held approximately 10.3% of the outstanding shares of TTR, which translated to a carrying value of $339,000.

        During 2002, we determined that the decline in value of TTR stock was other-than-temporary and took a charge to earnings of $3.8 million as a result.

        In November 2002, we signed an agreement with TTR to acquire patents and other assets for approximately $5.3 million in cash and the surrender of our stock in TTR. We expect this transaction to close in the second quarter of 2003.

        iVAST. In June 2001, we invested $5.0 million to acquire an ownership interest in iVAST, a developer of MPEG-4 based solutions for the delivery of streaming multimedia. The iVAST platform encompasses a full range of functionality including, authoring, streaming, backend integration, playback and interactivity. The platform is designed to support a wide range of broadband enabled information appliances. As of December 31, 2002, we owned approximately 15.6% of the outstanding shares of iVAST.

        NTRU CRYPTOSYSTEMS. In August 2001, we invested $1.5 million to acquire an ownership interest in NTRU Cryptosystems, a developer of security solutions for emerging consumer markets, providing security solutions in a variety of software and hardware formats for all major hardware and software environments. NTRU Cryptosystems is based on a fundamental mathematical innovation, which makes efficient public key cryptography practical on a scale necessary for consumer and embedded applications. As of December 31, 2002, we owned approximately 2.3% of the outstanding shares of NTRU Cryptosystems.

        In December 2002, we received information that NTRU Cryptosystems would be returning cash to investors and suspending business operations. We recorded an impairment charge of $938,000 in December 2002 to reduce the value of our investment to $562,000 which is the net realizable value based on the cash we expect to receive.

        COMMAND AUDIO CORPORATION, DIGITAL FOUNTAIN AND WIDEVINE TECHNOLOGIES. We had previously acquired minority equity interests in Command Audio Corporation, Digital Fountain and Widevine Technologies. During 2002, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments was other-than-temporary. Accordingly, we wrote off the book value of these investments during 2002 and took an aggregate charge to earnings of $10.7 million relating to them for the year ended December 31, 2002.

        During 2001, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments in AudioSoft, InterActual Technologies, RioPort and SecureMedia was other-than-temporary. Accordingly, we wrote off the carrying value of these investments during 2001 and took an aggregate charge to earnings of $6.9 million for the year ended December 31, 2001.

        These strategic investments, valued at $28.7 million as of December 31, 2002, represented 8.9% and 16.9% of our total assets as of December 31, 2002 and 2001, respectively. NTRU Cryptosystems and iVAST are privately held companies. There is no active trading market for their securities and our investment in them is illiquid. In total we wrote off $17.2 million and $6.9 million respectively related to impairments that were other-than-temporary for the years ended December 31, 2002 and 2001. There were no comparable write-offs in 2000.

        Looking forward, we may continue to evaluate strategic investment opportunities on a selective basis that we feel may broaden our market reach or technology portfolio. We may never have an opportunity to realize a return on either current or future investments and may be required to write off all or part of these investments.

EMPLOYEES

        As of December 31, 2002, we had 283 employees. Of these employees, 108 are based outside of the U.S. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages.

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

                                  COMPANY RISKS

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUED USE BY MAJOR MOVIE STUDIOS
     OF OUR VIDEO COPY PROTECTION TECHNOLOGY.

        If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology and our revenues would decline. We currently derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to various video formats: prerecorded videocassettes, DVDs and digital pay per view or video on demand (PPV/VOD) programs. These fees represented 63.1%, 63.0%, and 60.9% of our net revenues during 2002, 2001 and 2000, respectively.

        Any future growth in revenues from these fees will depend on (a) growth in the various media formats, (b) increased use of our video copy protection technology on a larger number of videocassettes, DVDs or digital PPV programs, or (c) increases in usage fees or royalties. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

        The retail prices of DVDs are falling. As retail prices drop, studios face increased pressure to trim operating expenses, which may include cutting back in their copy protection usage, as well as negotiated reductions in their usage fees. In the past we have seen our usage fees decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios may reconsider whether they want to continue to copy protect their older catalog titles.

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

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE PRICE OF OUR
     COMMON STOCK.

        Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. Due to limited visibility in predicting software licensing revenues and, particularly, revenues that are generated from perpetual licenses (under which license fee revenue is recognized upfront on a one-time basis) we may experience volatility in revenues which may cause us to not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles. Fluctuations in our operating results may cause the price of our common stock to decline.

        Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter. This is primarily due to the delay inherent in reporting from certain licensees and closing of new sales agreements, resulting in potential volatility in the price of our common stock. Factors that could cause the price of our common stock to decline include:

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

o The acceptance of our new music copy protection technologies by major music labels in the U.S. market, Europe and Asia, and consumer reactions;

o  The timing of releases of computer software CD-ROM multimedia titles;

o The extent to which various hacking technologies are viewed by our customers to undermine our technologies; and

o The extent to which we are able to transition our market leading position in optical media (i.e., packaged media) copy protection and our experience in DRM to digital content distribution via the Internet.

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

WE EXPERIENCE SEASONALITY IN OUR OPERATING RESULTS, WHICH MAY AFFECT THE PRICE
   OF OUR COMMON STOCK.

        We have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season. We anticipate that revenues from consumer software copy protection and DRM technologies and from music copy protection will reflect this seasonal trend as well. Our revenues generally have tended to be lower in the summer months, particularly in Europe.

WE DEPEND ON A SMALL NUMBER OF KEY CUSTOMERS FOR A HIGH PERCENTAGE OF OUR
   REVENUES AND THE LOSS OF A SIGNIFICANT CUSTOMER COULD RESULT IN A SUBSTANTIAL DECLINE IN OUR REVENUES AND PROFITS.

        Our customer base and a majority of our net revenues is highly concentrated, and is becoming increasingly concentrated, among a limited number of customers, primarily due to the fact that the Motion Picture Association of America studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business. Historically, we have derived the majority of our net revenues from a relatively small number of customers. Only one customer accounted for 11.4% of our net revenues in 2002, no single customer accounted for more than 10% of our net revenues in 2001, and one customer accounted for 10.3% of our net revenues in 2000, the Motion Picture Association of America studios as a group accounted for 42.2%, 33.2% and 24.8% of our net revenues in 2002, 2001 and 2000, respectively.

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

        Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours could harm our business.

WE DEPEND ON SIGNING HIGH-VALUE LICENSE AGREEMENTS DURING THE REPORTING PERIOD
   FROM MAJOR SOFTWARE CUSTOMERS FOR OUR FLEXLM ELECTRONIC LICENSE MANAGEMENT PRODUCTS AND THE INABILITY TO SIGN THESE AGREEMENTS COULD RESULT IN A DECLINE IN OUR REVENUES AND PROFITS.

        Currently, a material portion of our FLEXlm Electronic License Management revenues are generated from perpetual licenses, under which license fee revenue is generally recognized up front on a one-time basis. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. We currently offer our customers the choice between a perpetual license and an annual (or time based) license, the latter of which results in ratable recognition of the license fee over the term of the license, which is generally 12 months. We expect that as we pursue more ISV customers in the mainstream enterprise software market that we may engage in more custom software development projects that may extend our revenue recognition by linking it to completion of this customized software and formalized customer acceptance.

WE ARE DEPENDENT ON INTERNATIONAL SALES FOR A SUBSTANTIAL AMOUNT OF OUR REVENUE.
   WE FACE DIVERSE RISKS IN OUR INTERNATIONAL BUSINESS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        International and export sales together represented 34.2%, 45.2%, and 42.3% of our video technology net revenues in 2002, 2001, and 2000, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our copy protection and DRM solutions for music CDs, digital PPV networks, DVDs, and consumer software. Worldwide adoption of our FLEXlm ELM technology will also be an important driver of future growth.

        To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the requirement for copy protection and rights management solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of digital content and software, which may make our copy protection technology less effective and reduce the demand for it.

        Due to our reliance on international and export sales, we are subject to the risks of conducting business internationally, including:

o  foreign government regulation;

o  changes in diplomatic and trade relationships;

o  changes in, or imposition of, regulatory requirements;

o changes in, or weakening of copyright and intellectual property (patent) laws and support for copy protection and DRM technologies;

o  tariffs or taxes and other trade barriers and restrictions;

o fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

o  difficulty in staffing and managing foreign operations; and

o  fluctuations in foreign currency exchange rates.

        Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, music, PPV and other applications requiring our copy protection solutions or if regulations governing our international businesses change. For example, our products are eligible for export under the U.S. Export Administration Act and U.S. export regulations. The company has implemented a program to comply with these laws and regulations, but cannot guarantee that any particular product can be exported to any particular location at any particular time. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

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

o  our discontinuing the use and sale of infringing products;

o  our expending significant resources to develop non-infringing technology;
   and

o  our obtaining licenses to infringed technology.

OUR SUCCESS IS HEAVILY DEPENDENT UPON OUR PROPRIETARY TECHNOLOGIES.

        We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where our products can be sold. The last of our core group of analog copy protection patents expire in the year 2017. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business.

        Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. A number of companies with extensive financial resources have developed intellectual property in the digital rights management field, including Intertrust, Philips, Sony, ContentGuard and Microsoft. Such competitive threats could harm our business.

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

        We use our patents to limit the proliferation of devices intended to circumvent our video copy protection technologies. In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices and software. Any legal action that we may initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

        We have one lawsuit of this type pending in Germany to require the defendant to discontinue the sale of devices that circumvent our video copy protection technologies, as we believe the device infringes one or more of our circumvention patents. In the event of an adverse ruling in this litigation or in any similar litigation, the value of our video protection technology may decline due to the legal availability of such a circumvention device, or we may have to obtain rights to the offending devices to protect the value of our technology. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business in Germany.

        A limited number of DVD manufacturers may build products that either do not contain our copy protection technology, or include features that allow consumers to bypass copy protection. Although we believe this is in contravention of the U.S. Digital Millennium Copyright Act, as well as the basic DVD CSS license, proliferation of these products could cause a decline in demand for our technologies, which could harm our business. Any legal or other enforcement action that we may initiate could be time consuming to pursue, result in costly litigation, and divert management's attention from day-to-day activities.

        In the electronic license management market, our products include patented technologies. Any legal action that we may initiate regarding these patents may be time-consuming to pursue, involve costly litigation, divert management's attention from operations or may not be successful. See "Legal Proceedings."

        In the consumer software copy protection segment, a number of individuals have developed and posted SafeDisc hacks on the Internet, or CD cloning software. If we are not able to develop frequent SafeDisc software releases and new digital signatures, which deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. We expect to encounter similar challenges in the music copy protection business. Although the anti-circumvention provisions in the U.S. Digital Millennium Copyright Act may be applicable to Internet service providers who support the hacker sites, any legal action that we initiate could be time-consuming to pursue, result in costly litigation, and divert management's attention from day-to-day operations.

LEGISLATIVE INITIATIVES SEEKING TO WEAKEN COPYRIGHT LAW COULD HARM OUR BUSINESS.

        Consumer rights advocates and other constituencies are challenging copyright law, notably the U.S. Digital Millennium Copyright Act, through both legislative and judicial actions. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our video copy protection technologies in particular, and our business would be harmed.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH EXPANDING OUR TECHNOLOGY BASE THROUGH
   STRATEGIC ACQUISITIONS AND INVESTMENTS.

        We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions always hold special challenges in terms of successful integration of technologies, products and employees. For companies we have acquired in the past and companies we acquire in the future, we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

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

        We currently hold minority equity interests in a number of companies, including Digimarc, TTR, Command Audio, Digital Fountain, iVAST, NTRU Cryptosystems, and Widevine Technologies. These investments, totaling $28.7 million, represented 8.9% of our total assets as of December 31, 2002. Command Audio, Digital Fountain, iVAST, NTRU Cryptosystems, and Widevine Technologies are privately held companies. There is no active trading market for the securities of these privately held companies and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2002 and 2001, we wrote off $17.2 million and $6.9 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. There were no comparable write-offs in 2000.

INVESTMENT IN NEW TECHNOLOGIES, MARKET DEVELOPMENT AND ADMINISTRATIVE
   INFRASTRUCTURE COULD RESULT IN LOWER MARGINS.

        We intend to continue to pursue our intellectual property-based licensing model, which has historically been characterized by high margins and recurring revenues. Our operating margins, though very high in relative terms, have fallen over the last four quarters, and it is possible we could see margins erode further as we continue to invest in new technologies, market areas or administrative infrastructure. While we look for acquisition transactions that will expand our copy protection and rights management capabilities, acquisition activities could also cause operating margins to fall depending on the acquiree's operating model.

WE MUST CONTINUE TO PROVIDE SATISFACTORY SUPPORT AND MAINTENANCE SERVICES TO OUR
   ELM CUSTOMERS.

        Our future success will depend on our ability to provide adequate software support and maintenance services to our independent software vendor ELM customers. As they release new applications or modify their software to run on new platforms, it is important that their businesses not be disrupted as a result of inadequate support from us. Failure to deliver such services could harm our business.

WE DEPEND ON THIRD PARTIES TO IMPLEMENT AND SUPPORT SAFEDISC AND SOME OF OUR
   MUSIC COPY PROTECTION SOFTWARE MODULES WITHIN THEIR ENCODING AND QUALITY ASSURANCE EQUIPMENT.

        We rely on third party vendors such as DCA, Eclipse, Media Morphics and CD Associates to develop and incorporate software modules that will:

o apply the SafeDisc digital signature and audio copy protection and authentication generator at licensed replication facilities; and

o allow replicators to run specialized quality assurance tests to confirm the SafeDisc or audio protection technologies are applied.

        Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators. This could result in a loss of customer orders and revenue.

        The SafeDisc CD copy protection technology is available to approximately 120 of the world's largest mastering and replication facilities worldwide, and is designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply the SafeDisc CD copy protection technology to content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

WE MUST ESTABLISH AND MAINTAIN LICENSING RELATIONSHIPS WITH COMPANIES OTHER THAN
   CONTENT OWNERS OR SOFTWARE PUBLISHERS TO CONTINUE TO BUILD AND SUPPORT A WORLDWIDE COPY PROTECTION ECOSYSTEM AND TO EXPAND OUR BUSINESS, AND FAILURE TO DO SO COULD HARM OUR BUSINESS PROSPECTS.

        Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

o  DVD and CD authoring facilities, mastering houses and replicators;

o  DVD and CD authoring tools software companies;

o  DVD and CD hardware manufacturers;

o  videocassette duplicators;

o  international distributors of videocassettes;

o  semiconductor and equipment manufacturers;

o  operators of digital PPV networks;

o  consumer electronics and digital PPV set-top hardware manufacturers; and

o  DRM suppliers, especially in the music business.

        Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

        Some of our third party license arrangements will require that we license others' technologies and or integrate our solutions with others. As an example, our customers will expect that our music copy protection, authentication, and controlled burning technologies will be integrated with various DRM solutions. If these third parties choose not to support integration efforts or delay the integration, our business could be harmed.

OUR PRODUCTS COULD HAVE DEFECTS.

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

        In protecting copyrights and other intellectual property rights of our customers, our products affect consumer use of our customers' products. Consumers may view this negatively and discontinue or threaten to discontinue use of our customers' products unless our customers stop using our technologies. This may cause a decline in demand for our products or legal actions against us by our customers or consumers. Third-party consumers are not likely to be subject to the liability-limiting provisions that are contained in our contracts with our customers.

IF USE OF THE INTERNET FOR DELIVERY OF SOFTWARE DOES NOT INCREASE AS WE
     ANTICIPATE, OUR BUSINESS WILL SUFFER.

        Some of our products, such as SafeCast and MacroSafe, are designed to support using the Internet to deliver, deploy, activate or pay for software or digital media. The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software and digital media. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our business could be seriously harmed if:

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

IF USE OF THE INTERNET FOR DELIVERY OF VIDEO AND AUDIO PROGRAMMING INCREASES,
     OUR BUSINESS MAY SUFFER.

        Some of our products, such as video, audio and packaged software copy protection, are designed to be applied to packaged media, and we receive royalties based on the number of units produced. If delivery of such products using the Internet were to increase, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues. In this event, our business could be seriously harmed.

IF WE DO NOT RETAIN OUR KEY EMPLOYEES AND ATTRACT NEW EMPLOYEES, OUR ABILITY TO
     EXECUTE OUR BUSINESS STRATEGY WILL BE IMPAIRED.

        We compete for employees in California's Silicon Valley. Hiring and retaining key personnel is highly competitive. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. In particular, our current stock option plan may be deemed less effective in retaining employees due to the overall decline in technology market values and the resultant impact on our stock price. We currently have a high percentage of our employees and executives who have underwater stock options, and we have a shortage of new options available to satisfy the long-range incentive expectations of many of our key employees. In the upcoming Proxy for our annual meeting, we will be submitting proposals to expand the employee option pool and to implement an employee option tender to replace in 6 months plus 1 day certain underwater options with smaller numbers of new options. We believe that a failure by shareholders to support these proposals may lead to the loss of key executives and employees that could harm our business.

CALAMITIES OR TERRORIST ATTACKS IN SILICON VALLEY, AS WELL AS THE U.K. OR OTHER
   COUNTRIES IN WHICH OUR OFFICES ARE LOCATED COULD DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR OPERATIONS.

        Our headquarters office facilities in Santa Clara, California are in areas of seismic activity near active earthquake faults. Any earthquake, fire or other calamity affecting our facilities may disrupt our business and substantially affect our operations. A terrorist attack targeting Silicon Valley, as well as the U.K. or other countries in which our offices are located could disrupt our business and substantially affect our operations.

                                 INDUSTRY RISKS

IF CONSUMER REACTION TO MUSIC COPY PROTECTION AND DIGITAL RIGHTS MANAGEMENT
   TECHNOLOGIES IS UNFAVORABLE, OUR REVENUE POTENTIAL WILL BE ADVERSELY
   AFFECTED.

        It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that copy protection degrades the sound quality of the original or that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear whether the major music labels will deploy any copy protection solutions if there is sustained consumer resistance. To date, we have seen limited acceptance of our technology in Europe and Japan. The music labels have not moved to deploy the technology in the U.S. because they completely do not believe they have adequately tested the second session solution, nor are they completely satisfied with effectiveness and playability levels of the first session (Redbook) solution. If the music labels conclude that shipping increasingly meaningful volumes of CDs that include our technologies generate unacceptable consumer backlash, our revenue potential will be adversely affected.

        There may be consumer resistance to the adoption of DRM technology in consumer software. There has been significant media attention in recent months regarding the implementation of SafeCast by one of our customers, a major consumer software vendor. This customer is now the defendant in a consumer class action lawsuit arising from its use of our SafeCast technology. Consumer resistance to this technology, further negative media coverage and legal actions against our customers and us may slow broad adoption of this technology and harm our business.

WE LICENSE TECHNOLOGY FOR DIGITAL VOD AND PPV COPY PROTECTION, AND IF THIS
   MARKET DOES NOT GROW AS ANTICIPATED OR WE ARE UNABLE TO SERVE THIS MARKET EFFECTIVELY, OUR REVENUES WILL BE ADVERSELY AFFECTED.

        While our copy protection capability is embedded in more than 100 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only nine system operators have activated copy protection for digital PPV programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or video on demand ("VOD") will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the Motion Picture Association of America studios do not require copy protection activation for any of their PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom, then our business will be harmed.

        Further, consumers may react negatively to copy protected PPV or VOD programming because they may feel they have an entitlement having in the past routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming. In addition, when incoming video signals are routed through a VCR before reaching a TV set, the consumer may see impaired pictures while viewing a copy protected digital PPV program. If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business would be harmed.

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

        While there is no guaranty that the DVD CCA will select a technology in this testing and evaluation process, and in fact the selection has been progressively delayed since the summer of 2002, if a selection is made, the group whose digital video watermarking solution is selected will have a significant advantage in licensing its technology to video content owners worldwide, and in working with consumer electronics manufacturers, PC platform companies and their suppliers to implement digital-to-digital copy protection. Even if the DVD CCA adopts the VWM Companies' solution, other companies may elect to compete in this market. If the solution under development by the VWM Companies is not selected or otherwise is not widely adopted by studios or consumer electronics manufacturers, our group will be at a competitive disadvantage in marketing our solution. The solution being developed by our group may not achieve market acceptance as the market and standards for digital-to-digital copy protection evolve. If this happens, our future revenue opportunities will be negatively impacted.

THE CONTINUED RISKS OF PATENT INFRINGEMENT AND ANTITRUST LAWSUITS MAY REDUCE THE
   CHANCES OF THE VWM COMPANIES' DIGITAL VIDEO WATERMARKING TECHNOLOGY BEING SELECTED AS AN INDUSTRY STANDARD OR OTHERWISE ACHIEVING MARKET ACCEPTANCE.

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

        Both the markets for PC hardware and software publishers have experienced macroeconomic pressures over the last year. Unit sales of PCs have slowed; major PC suppliers have announced weaker financial results than expected. Several PC software publishers have reported financial difficulties and experienced management and employee turnover. In 2002 the volume of PC games declined while the volume of games sold for console platforms increased significantly. If economic conditions in this segment continue to be difficult, demand for our copy protection and rights management solutions (which is linked to the volume of PC games and consumer application software titles sold) could decline. This would result in lower revenues and operating income for this line of business.

        A number of competitors and potential competitors are developing CD-ROM copy protection and DRM solutions. Several of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do. If these competitors provide superior or more cost-effective solutions, our business will be harmed.

WE HAVE ENTERED THE ELM MARKET, AND MARKET CONDITIONS ARE DIFFERENT FROM THE
   ENTERTAINMENT SPACE.

        We acquired GLOBEtrotter Software, Inc. in August 2000. This business has been renamed Macrovision's Enterprise Software Division. Its major product line is FLEXlm, an electronic license management (ELM) software product that is integrated into independent software vendors' offerings to allow them to license their software products electronically, and monitor and enforce compliance with their licensed use rights. A second product, GTlicensing allows software vendors to create, ship and track electronic licenses online. Our third product, SAMSuite is an end-user (enterprise) software asset management product. There is no assurance of our ability to grow and be successful in this market and if we are unsuccessful in this market, our business would be harmed.

        Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures. Demand for our FLEXlm technology is driven, to some degree, by end-user demand for software applications. If economic conditions for software vendors continue to be difficult, demand for our ELM technology could decline. This would result in lower revenues and operating income for this line of business.

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

WE HAVE ENTERED THE MARKET FOR MUSIC CD COPY PROTECTION AND RIGHTS MANAGEMENT,
   AND WE DO NOT KNOW IF WE WILL BE SUCCESSFUL IN SELLING OUR PRODUCTS IN THIS MARKET.

        In November 2002 we acquired the assets of Midbar Tech (1998) Ltd. We have also agreed to purchase certain assets of TTR Technologies, Inc. These companies were engaged in music CD copy protection and rights management. We are operating under a strategic relationship with TTR Technologies, Inc. to develop and market a copy protection system that inhibited casual copying or "ripping" of Redbook format music CDs. Midbar had been a primary competitor in the market and had licensed its technology to major record labels in Europe and Japan. Patents we have acquired and are acquiring from both Midbar and TTR cover Redbook copy protection and controlled burning - two technologies that we believe are fundamental to success in the music copy protection business. A number of competitors and potential competitors may be developing similar or alternative music copy protection solutions, including Microsoft. The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry.

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

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST COMPETITIVE TECHNOLOGIES THAT
   MAY BE DEVELOPED IN THE FUTURE OUR BUSINESS WILL BE HARMED.

        We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have no competitors. It is possible, however, that competitive copy protection technologies could be developed in the future. Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business.

        In the video market, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links (the DTLA 5C encryption technology); the 4C pre-recorded media and recordable media copy protection systems; CSS - a content scrambling system for the DVD format; the non-proprietary CGMS trigger bits; Intel's High Definition Copy Protection ("HDCP") encryption for both the Digital Display Working Group's Digital Video Interfaces ("DVI") and DHMI Licensing, LLC's High Definition Multimedia Interface ("HDMI"). With the exception of CGMS, these systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and the VWM Companies' watermarking systems, and may create uncertainty in the minds of customers - thereby reducing or delaying our licensing opportunities. Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies.

        The DVD Copy Control Association's ("DVD CCA") Board members failed to select either the Video Watermarking ("VWM") Group or Toshiba technologies in August 2002 as an industry-wide watermarking standard. The selection process has now moved to the larger Content Protection Advisory Council ("CPAC"), which plans a vote in May 2003. If there is not a positive outcome from this vote, then the difficulties in introducing digital watermarking to the marketplace could be significantly compounded, and an industry-wide watermarking decision may never be made, and our future business would be harmed.

        Our primary competition in the ELM market currently comes from independent software vendors who develop their own ELM solutions. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. In addition, operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own ELM solutions.

        There are a limited number of competitors in our SafeDisc consumer software copy protection market, including SecureRom Sony's DADC optical disk manufacturing subsidiary, and StarForce Technologies, a Russian company. However, it is possible that our own customers may develop software copy protection technologies on their own, or that personal computer operating system and microprocessor companies may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

        In the consumer software DRM market, as in the enterprise software ELM market there is substantial competition from customer implemented internally developed solutions, as from small companies such as Australian company XtreamLok.

        DRM solutions for consumer software, video, and audio have also attracted a number of companies and significant venture capital, including Sony and Philips recent acquisition of Intertrust Technologies, Microsoft, Content Guard, and Real Networks. It is possible that companies with extensive financial resources may develop or acquire copy protection and rights management solutions that compete with our offerings, or may have a controlling patent position which would negatively impact our cost basis, or may give away their DRM technologies as in the case of the Windows Media Player.

        Several of our competitors in the audio copy protection and rights management market, including SunnComm, Sony, Setec and First4Internet have participated in early market trials with one or more major record labels. New competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete.

                                INVESTMENT RISKS

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

        The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

   o    actual or anticipated fluctuations in operating results;

   o    announcements of technical innovations;

   o    new products or new contracts;

   o    competitors or their customers;

   o    governmental regulatory and copyright action;

   o    developments with respect to patents or proprietary rights;

   o    changes in financial estimates or coverage by securities analysts; and

   o    general market conditions.

        Announcements by the Motion Picture Association of America or its members, satellite television operators, cable television operators or others regarding motion picture production or distribution, consumer electronics or software vendor companies' business combinations, evolving industry standards, consumer rights activists "wins" on Capitol Hill or in the courts, or other developments could cause the market price of our common stock to fluctuate substantially.

        In addition, even with the recent decline in the trading prices of the stocks of technology companies many of those companies continue to reflect price/earnings ratios above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained. In the past, following periods of volatility in the market price of a company's securities, some companies have been named in class action suits.

        Further, the military conflict in Iraq, additional acts of terrorism and related political instability and economic uncertainty may adversely affect the global financial markets.

WE UTILIZE PRO FORMA REPORTING IN OUR QUARTERLY EARNINGS PRESS RELEASES.

        Since the third quarter of 1999, we have published pro forma results in our quarterly earnings press releases. In each such earnings release, we have included a reconciliation of pro forma earnings to earnings compiled in accordance with Generally Accepted Accounting Principles ("GAAP"). Pro forma earnings are non-GAAP financial measurements. The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be useful to the investment community in analyzing the results of operations. We have not included any such pro forma earnings or reconciliation to GAAP earnings in this annual report. The market price of our stock may fluctuate based on future pro forma results. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. If we decide to curtail this pro forma presentation in our quarterly earnings press releases, the market price of our stock could be affected.

WE DO NOT EXPENSE STOCK-BASED COMPENSATION.

        We believe that employee stock options are an important element of total compensation. We account for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," (ii) Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and comply with the disclosure provisions of (iii) Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." A change in accounting principles generally accepted in the United States of America which requires employee stock-based compensation arrangements to be accounted for as period expense (in a manner different to APB No. 25 and FIN 44) may have a material, negative impact upon our future earnings. This could cause the market price of our stock to be affected.

ITEM 2.  PROPERTIES.

        As of March 4, 2002, our principal U.S. operations were merged into an 86,785 square foot building in Santa Clara, California. Most U.S. sales, marketing and technical personnel for all product divisions (video copy protection, electronic license management and consumer software copy protection and rights management) are in this location, with a small number of individuals operating out of their home offices. The lease for the building expires on January 31, 2012, with the right to renew the lease for an additional five years. The size of the building, along with our rights of first negotiation for two adjacent office spaces, should be adequate for our present and future needs.

We have a leased sales office in Burlington, Massachusetts. We also lease space for sales, marketing and technical staff in South Ruislip, Woodley and Cheshire in the United Kingdom and in Frankfurt, Germany; Tokyo, Japan; Seoul, Korea; Hong Kong; Taipei, Taiwan; and Tel Aviv, Israel.


ITEM 3.  LEGAL PROCEEDINGS.

        We are involved in legal proceedings related to some of our intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

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

        In October 1999, Judge Fogel granted the motion for partial summary judgment for non-infringement of claims 55-59 which was filed by Rainbow Technologies based on Judge Fogel's claim construction order. On August 31, 2000, we acquired Globetrotter. In January 2001, the Court of Appeals for the Federal Circuit affirmed the denial of our motion for preliminary injunction by agreeing with the District Court's claim construction of requiring a user ID as part of the claimed invention. In February 2001, Rainbow et al. filed a summary judgment motion to dismiss our patent infringement suit. We filed an opposition brief and a request for leave to file a reconsideration motion to the dismissal of claims 55-59 in light of newly discovered evidence. In a ruling on September 24, 2001, Judge Fogel denied our reconsideration motion and granted the partial summary judgment motion for Rainbow et al. The granting of the partial summary judgment motion by Rainbow et al. means that the patent infringement case against Rainbow et al. is essentially dismissed.

        On January 18, 2002, we filed a summary judgment motion to dismiss some of the counterclaims from Rainbow et al. and Judge Fogel granted our motion to dismiss. On June 3, 2002, we filed another summary judgment motion to dismiss additional counterclaims from Rainbow et al. and our motion to dismiss was later denied. On July 22, 2002, we filed three more summary judgment motions to dismiss additional counterclaims from Rainbow et al. On August 26, 2002, Judge Fogel granted two of our motions. On October 7, 2002, Judge Fogel held a hearing on the third motion. While a decision was pending on the third motion, on September 30, 2002 we filed yet two more motions to dismiss all remaining counterclaims and a request for leave to file motion for reconsideration of the patent infringement case or in the alternative for leave to supplement the record. A hearing was held on November 4, 2002. On or about November 18, 2002, Judge Fogel granted all of our motions for summary judgment in full and dismissed all of the claims against Matt Christiano and us.

        On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, we filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On or about January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. We have reached a general agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. A final dismissal still needs to be completed. The cross-appeals between us, on the one hand, and Ken Greer and Elan, on the other, remain active. The briefs associated with these remaining appeals are expected on or around March 31, 2003.

        If an adverse ruling is ultimately reached on the remaining appeals in a trial court, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

        We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court. Although the English translation is not yet available, our German litigation counsel has indicated that Professor Plantholt's opinion may not be favorable to us. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany. In addition, we may be obligated to pay some of ViTec's attorney fees estimated to be US$25,000.

KRYPTON CO., LTD. V. MACROVISION CORPORATION

        Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of our copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that our patent be invalidated. On December 27, 1999, we appealed this decision to the Tokyo High Court, and on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of our claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to our business. In short, the patent remains valid and part of our business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. On March 3, 2003, the Tokyo High Court rejected Krypton's arguments and reaffirmed its earlier decision. Krypton may appeal the decision to the Japanese Supreme Court. Even if an adverse ruling ultimately were reached on this invalidation claim, it would not have a material adverse effect on our business.

DIGIMARC V. VERANCE CORPORATION

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC

        On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California, San Jose Division, against us and our subsidiary Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXlm software and distributed the FLEXlm software containing this code without permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale or products containing the interface code, and actual, compensatory and punitive damages. We answered Yield Dynamic's complaint and have asserted a counterclaim for declaratory relief. The action is currently in the initial stages of discovery.

        Although we do not expect a material adverse result, we are unable to provide an estimate of the range or amount of potential loss in the event of an adverse ruling. We intend to contest the case vigorously.

        From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

        As of December 31, 2002, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We did not submit any matters to a vote of security holders during the quarter ended December 31, 2002.

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

                                                          HIGH         LOW
                                                          ----         ---
            2001
            ----
            First Quarter                               $ 75.810    $ 34.500
            Second Quarter                              $ 68.500    $ 36.750
            Third Quarter                               $ 71.310    $ 28.410
            Fourth Quarter                              $ 39.920    $ 23.720

            2002
            ----
            First Quarter                               $ 38.020    $ 22.830
            Second Quarter                              $ 27.120    $ 11.660
            Third Quarter                               $ 14.990    $  8.980
            Fourth Quarter                              $ 20.700    $  9.760

        As of March 25, 2003, there were 109 holders of record of our common stock, based upon information furnished by EquiServe, the transfer agent for our securities. We believe, based upon security positions listings, that there are more than 10,600 beneficial owners of our common stock. As of March 25, 2003, there were 48,553,015 shares of common stock outstanding.

        We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all earnings for use in our business operations and in expansion.

        ITEM 6.  SELECTED FINANCIAL DATA.

        The following table sets forth selected consolidated financial data and other operating information. The financial data does not purport to indicate results of operations as of any future date or for any future period. The financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                                Year Ended December 31,
                                                           ----------------------------------------------------------------
                                                             2002          2001          2000          1999        1998
                                                           ----------    ----------    ----------    ----------  ----------
                                                                         (in thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues                                                $102,262      $ 98,813      $ 80,116      $ 52,076    $ 36,446
                                                           ----------    ----------    ----------    ----------  ----------
Costs and expenses:
   Cost of revenues                                           10,285         7,980         7,222         5,788       2,435
   Research and development                                   11,880         9,285         7,822         6,463       4,072
   Selling and marketing                                      20,720        18,138        15,037        12,713       9,652
   General and administrative                                 15,035        13,245        12,717         7,169       7,437
   Amortization of goodwill and other intangibles
     from acquisitions (1)                                       273         8,738         3,081           697           -
   Amortization of deferred stock-based compensation
     (2)                                                       6,261         9,591        15,533             -           -
   In-process research and development (3)(4)                  6,000             -             -         4,285           -
   Restructuring expenses                                          -         2,214             -             -           -
                                                           ----------    ----------    ----------    ----------  ----------
     Total costs and expenses                                 70,454        69,191        61,412        37,115      23,596
                                                           ----------    ----------    ----------    ----------  ----------
     Operating income                                         31,808        29,622        18,704        14,961      12,850
Impairment losses on investments                              17,210         6,860             -             -           -
Interest and other income (expense), net                       7,318        10,397        10,714         1,634       1,179
                                                           ----------    ----------    ----------    ----------  ----------
     Income before income taxes                               21,916        33,159        29,418        16,595      14,029
Income taxes                                                   9,827        13,974        15,825         4,108       4,020
                                                           ----------    ----------    ----------    ----------  ----------
      Net income                                            $ 12,089      $ 19,185      $ 13,593      $ 12,487    $ 10,009
                                                           ==========    ==========    ==========    ==========  ==========

Basic earnings per share                                    $   0.24      $   0.38      $   0.28      $   0.28    $   0.25
                                                           ==========    ==========    ==========    ==========  ==========

Shares used in computing basic earnings per share (1)         50,046        50,216        49,135        45,031      40,850
                                                           ==========    ==========    ==========    ==========  ==========

Diluted earnings per share                                  $   0.24      $   0.37      $   0.26      $   0.27    $   0.23
                                                           ==========    ==========    ==========    ==========  ==========

Shares used in computing diluted earnings per share
(1)                                                           50,602        51,746        51,386        47,096      43,046
                                                           ==========    ==========    ==========    ==========  ==========

     (1)  See Note 1 of Notes to Consolidated Financial Statements.
     (2) The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth in the table below.
     (3) In connection with the purchase of C-Dilla, Ltd. in June 1999, we allocated and expensed $4.3 million of the purchase price to in-process research and development projects.
     (4) In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects.

                                                                             Year Ended December 31,
                                                          ---------------------------------------------------------
                                                             2002         2001        2000       1999        1998
                                                          -----------  ----------  ---------  ----------  ---------
AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION                                (in thousands)
Expense:
Cost of revenues                                            $    395    $    468    $    428   $      -    $     -
Research and development                                       1,205       1,999       3,064          -          -
Selling and marketing                                          3,502       5,219      10,645          -          -
General and administrative                                     1,159       1,905       1,396          -          -
                                                          -----------  ----------  ---------  ----------  ---------
                                                            $  6,261    $  9,591    $ 15,533   $      -    $     -
                                                          ===========  ==========  =========  ==========  =========
                                                                                  December 31,
                                                          ---------------------------------------------------------
                                                             2002         2001        2000       1999        1998
                                                          -----------  ----------  ---------  ----------  ---------
CONSOLIDATED BALANCE SHEET DATA:                                                (in thousands)
Cash, cash equivalents, short and long term investments     $210,376    $231,048    $217,441   $ 36,162    $27,483
Working capital                                              191,862     144,676     123,895     38,860     29,431
Total assets                                                 324,666     335,586     296,438    132,690     70,530
Long-term obligations, net of current portion                    448          33          56        133        367
Total stockholders' equity                                   296,859     318,200     275,975    102,273     60,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PREDICT," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

        Macrovision Corporation was founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, CDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, consumer software publishers, music labels, hardware manufacturers, digital set-top box manufacturers, digital PPV system operators and commercial replicators/duplicators. In 2000, we entered the market for Electronic License Management, ("ELM") solutions for software vendors and independent software asset management tools for business through the acquisition of Globetrotter Software Inc. In 2002, we enhanced our presence in the audio copy protection market with our acquisition of the assets of Midbar Tech (1998) Ltd.

        The following table provides net revenue information by product line (dollars in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2002            2001           2000
                                                        ------------    -----------    -----------
       Video Technology Division:
          DVD                                            $   45,987      $  37,610      $  20,867
          Videocassette                                       7,611         11,509         12,899
          Pay-Per-View                                       10,971         13,207         15,062
       Consumer Software Division                            10,142         10,062          8,372
       Enterprise Software Division                          26,894         25,643         21,770
       Music Technology Division                                400              -              -
       Other                                                    257            782          1,146
                                                        ------------    -----------    -----------
       Total                                             $  102,262      $  98,813      $  80,116
                                                        ============    ===========    ===========

        The following table provides percentage of net revenue information by product line:

                                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                             2002         2001         2000
                                                        ------------  -----------  -----------
       Video Technology Division:
          DVD                                                45.0%        38.0%        26.0%
          Videocassette                                       7.4         11.6         16.1
          Pay-Per-View                                       10.7         13.4         18.8
       Consumer Software Division                             9.9         10.2         10.5
       Enterprise Software Division                          26.3         26.0         27.2
       Music Technology Division                              0.4          -            -
       Other                                                  0.3          0.8          1.4
                                                        ------------  -----------  ------------

       Total                                                100.0%       100.0%       100.0%
                                                        ============  ===========  ============

VIDEO TECHNOLOGY DIVISION

        Our customers include the home video divisions of member companies of the Motion Picture Association of America ("Hollywood studios"), videocassette duplication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate videocassettes. We typically receive per unit royalties based upon the number of copy protected videocassettes or DVDs that are produced by Hollywood studios or other content owners. Royalties from Hollywood studios represented a significant portion of such fees in 2002, 2001and 2000

        DVD COPY PROTECTION. Our customers include member companies of the Hollywood studios and "Special Interest" rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive annual license fees from DVD hardware manufacturers. DVD copy protection revenue represented 45.0%, 38.0% and 26.0% of our net revenues in 2002, 2001 and 2000, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution. We expect this trend to continue in 2003.

        VIDEOCASSETTE COPY PROTECTION. As expected, in 2002 our videocassette copy protection revenues continued to decline, reflecting the continuing trend for Hollywood studios to invest proportionally more in copy protecting their DVD titles compared to VHS releases. Videocassette copy protection revenues represented 7.4%, 11.6% and 16.1% of our net revenues in 2002, 2001 and 2000, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

        PPV COPY PROTECTION. We offer copy protection for digital PPV to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive most of our digital PPV copy protection revenues from hardware royalties, and we derive a small portion of our PPV revenues from up-front license fees, and PPV programming royalties. Digital PPV copy protection revenues were 10.7%, 13.4% and 18.8% of our net revenues in 2002, 2001 and 2000, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. To date, such transaction-based royalty payments have not been significant. The decrease in our PPV copy protection revenues is due to the overall slowdown in the worldwide market for digital set-top boxes. In 2003 we expect small incremental revenue streams from royalties from VOD set top boxes and from transaction-based VOD programming royalties. We expect our PPV/VOD copy protection revenues in the future to vary, as future results will depend on expanded adoption of this technology in the United States.

CONSUMER SOFTWARE DIVISION

        Customers implementing our Consumer Software Division technology include major PC game and educational software publishers. We typically receive license fees based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers, and license and maintenance revenues from application software vendors for our SafeCast DRM solution. Consumer software copy protection revenues represented 9.9%, 10.2% and 10.5% of our net revenues in 2002, 2001 and 2000, respectively. Due to increased market acceptance of our SafeCast solution, we expect revenues from Consumer Software Copy Protection to increase in 2003.

ENTERPRISE SOFTWARE DIVISION

        In August 2000, we acquired Globetrotter Software, Inc., a leading supplier of enterprise licensing and license management technology to software vendors and supplier of software asset management products to corporate customers. We issued 8,944,548 shares of our common stock in exchange for all the outstanding common stock of Globetrotter. The transaction has been accounted for using the "pooling of interests" method. As a result, the consolidated financial statements for the year ended December 31, 2000 include Globetrotter's results of operations for the full year. The Enterprise Software Division generates its revenue from licensing its software and providing services for the support and maintenance of this software. Revenues from this business segment were 26.3%, 26.0% and 27.2% of our net revenues in 2002, 2001 and 2000, respectively. Our revenues increased from $25.6 million in 2001 to 26.9 million in 2002 in spite of our customer base of independent software vendors having experienced declines in sales as their corporate customers reduced enterprise software expenditures in 2002. Demand for our technology is driven, to some degree, by end-user demand for software applications. While revenues have increased in each of the last three years, if economic conditions for software continue to be difficult or worsen, demand for our ELM technology could decline.

MUSIC TECHNOLOGY DIVISION

        In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we have agreed to an additional maximum payout of $8.0 million based on a percentage of net revunues of the Music Technology Division through December 31, 2004. The transaction has been accounted for as the purchase of a business. In connection with the purchase we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million.

        In connection with the acquisition of Midbar, we recorded a charge of $6.0 million for in-process research and development costs ("IPRD"). The value allocated to the project identified as IPRD was charged to operations in the fourth quarter of 2002. At the acquisition date, Midbar's major in-process project was the development of CDS-300, BurnProtect, and BurnShield. This technology had not yet reached technological feasibility. The technological feasibility of the in-process products is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications.

        At the date of the acquisition, the Company expected to invest approximately $393,000 of additional development costs in these products. The Company currently expects to complete the project by the end of fiscal 2003 and does not expect a significant change in the estimated completion costs. We obtained an independent appraiser's valuation to determine the amounts allocated to purchased technology and in-process research and development. The valuation analysis utilized the Income Approach that takes into consideration discounted future cash flows. This approach also takes into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology. The cash flows are then discounted to present value at an appropriate rate. Discount rates are determined by an analysis of the risks associated with each of the identified intangible assets. The weighted average discount rate used for IPRD was approximately 35%, a premium over the estimated weighted-average cost of capital of approximately 5%. The resulting net cash flows to which the discount rate was applied are based on management's estimates of revenues, operating expenses, and income taxes from such acquired technology.

        Music copy protection revenues represented 0.4% of our net revenues in 2002. We expect revenues from our Music Technology Division to increase in 2003.

COSTS AND EXPENSES

        Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support costs, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

        We have experienced significant seasonality in our business, and our financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the following year. We believe that this trend has been principally due to the tendency of certain of our customers to release new video and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We anticipate that revenues from our enterprise license management business may also reflect a similar seasonal trend. In addition, revenues tend to be lower in the summer months, particularly in Europe.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

        We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

REVENUE RECOGNITION

        Our revenue mainly consists of royalty fees on copy-protected products on a per unit basis, licenses of our copy protection technology, licenses for our software products, and related maintenance and services revenues.

        ROYALTY REVENUES

        Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. We recognize royalty revenue on an as reported basis when we receive royalty reports. We have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual, and royalty revenue from these customers is accrued as earned. Advanced royalty fees attributable to minimum guaranteed copy protected volumes or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement. Retroactive credits on certain agreements that contain pricing adjustments or return provisions are accrued based upon anticipated respective unit volumes.

        TECHNOLOGY LICENSING REVENUES

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

        SOFTWARE LICENSING REVENUES

        We recognize revenue on our software products in accordance with Statements of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4 and 98-9. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond six months to be not fixed and determinable, and revenue is recognized as payments become due from the customer for such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

        For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value ("VSOE") exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period (generally less than two years).

        When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

        PROFESSIONAL SERVICES REVENUES

        We provide consulting and training services to our customers. Revenue from such services is generally recognized as the services are performed.

        MAINTENANCE REVENUES

        Maintenance agreements generally call for us to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period and included in services revenue in the accompanying financial statements.

VALUATION OF STRATEGIC INVESTMENTS

        As of December 31, 2002 and 2001, the adjusted cost of our strategic investments totaled $28.7 million and $58.1 million, respectively. We review our investments in non-public companies and estimate the amount of any impairment incurred during the current year based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, we compare our basis in the investment to the average trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from most recent financing rounds. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. Based on these measurements, $17.2 million and $6.9 million of other-than-temporary impairment losses were recorded during the years ended December 31, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, we are required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for one reporting unit. In this step, we compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption. The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The implied fair value of each reporting unit exceeded its carrying amount and we were not required to recognize an impairment loss.

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 7 years. The amount of goodwill and other intangible asset impairment is measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

IMPAIRMENT OF LONG-LIVED ASSETS

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect our financial statements.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Management estimates the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience. Management specifically analyzes accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES

        We account for income taxes using the asset and liability method. As of December 31, 2002 and 2001, deferred tax assets net of valuation allowances, totaled $18.7 million and $5.8 million, respectively. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. The Company believes sufficient uncertainty exists regarding its ability to realize its deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                          2002          2001         2000
                                                                      ------------  ------------  ----------
License revenues                                                            89.9%       90.7%        89.5%
Service revenues                                                            10.1         9.3         10.5
                                                                      ------------  ------------  ----------
Revenues                                                                   100.0       100.0        100.0
                                                                      ------------  ------------  ----------
Costs and expenses:
   Cost of revenues - license fees                                           6.0         4.9          5.8
   Cost of revenues - service fees                                           1.9         1.0          1.0
   Cost of revenues - amortization of intangibles from acquisitions          2.2         2.2          2.2
   Research and development                                                 11.6         9.4          9.8
   Selling and marketing                                                    20.3        18.4         18.8
   General and administrative                                               14.7        13.4         15.9
   Amortization of goodwill and other intangibles from acquisitions          0.2         8.8          3.8
   Amortization of deferred stock-based compensation                         6.1         9.7         19.4
   In-process research and development                                       5.9          --           --
   Restructuring expenses                                                     --         2.2           --
                                                                      ------------  ------------  ----------

      Total costs and expenses                                              68.9        70.0         76.7
                                                                      ------------  ------------  ----------

      Operating income                                                      31.1        30.0         23.3
   Impairment losses on investments                                         16.8         7.0           --
   Interest and other income, net                                            7.1        10.5         13.4
                                                                      ------------  ------------  ----------

      Income before income taxes                                            21.4        33.5         36.7
   Income taxes                                                              9.6        14.1         19.7
                                                                      ------------  ------------  ----------

      Net income                                                            11.8%       19.4%        17.0%
                                                                      ============  ============  ==========

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

        The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                                                    $             %
                                                  2002             2001           CHANGE        CHANGE
                                               ------------    ------------     -----------   -----------
Video Technology Division
   DVD                                          $  45,987       $  37,610        $   8,377        22.3%
   Videocassette                                    7,611          11,509           (3,898)      (33.9)
   Pay-Per-View                                    10,971          13,207           (2,236)      (16.9)
Consumer Software Division                         10,142          10,062               80         0.8
Enterprise Software Division                       26,894          25,643            1,251         4.9
Music Technology Division                             400               -              400       100.0
Other                                                 257             782             (525)      (67.1)
                                               ------------    ------------     -----------
Total Net Revenue                               $ 102,262       $  98,813        $   3,449         3.5%
                                               ============    ============     ===========

        NET REVENUES. Our net revenues for 2002 increased 3.5% to $102.3 million in 2002 from $98.8 million in 2001. This moderate increase is primarily driven by increased revenues in the Video Technology and Enterprise Software divisions. Video's DVD copy protection revenues increased $8.4 million or 22.3% from $37.6 million in 2001 to $46.0 million in 2002, due to the continued strong growth of the DVD format and continued high penetration among Hollywood studio customers. This increase in DVD revenues was substantially offset by continuing decreases in videocassette and PPV copy protection revenues. Revenues from videocassette copy protection decreased $3.9 million or 33.9% from $11.5 million in 2001 to $7.6 million in 2000, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $2.2 million or 16.9% from $13.2 million in 2001 to $11.0 million in 2002 due to the continuing slow demand for digital set-top boxes. Revenues from our Enterprise Software Division increased $1.3 million or 4.9% from $25.6 million in 2001 to $26.9 million in 2002 primarily due to increased market penetration despite the difficult economic environment for enterprise software. Increases in Consumer Software and Music Technology divisions were offset by the decrease in Other revenue. Our DVD copy protection revenues in 2002 were also reduced by a $2.3 million refund resulting from a customer's self-reporting errors detected in 2002. Revenue from this customer was previously recognized only upon cash receipt.

        LICENSE REVENUES. Our license revenues for 2002 increased modestly by 2.5% compared to 2001 primarily due to increases in our revenues derived by our Video Technology Division in the DVD copy protection area. This was offset by decreases in our copy protection revenues for videocassettes and PPV solutions. We also had an increase in license revenues from our Music Technology Division, which was formed in 2002.

        SERVICE REVENUES. Our service revenues for 2002 increased by 12.9% compared to 2001 primarily due to increases in consulting revenues and, to a lesser extent, an increase in maintenance revenues. In 2002, we expanded the headcount of our consulting group to offer additional consulting services to our customers, which resulted in the increase in revenues.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues increased from 5.4% for 2001 to 6.6% for 2002. This increase was primarily due to higher patent defense costs relating to the Rainbow litigation. Cost of revenues increased $1.3 million from $4.8 million in 2001 to $6.1 million in 2002. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses. We anticipate our gross margin on license fees may increase in 2003 as a result of expected lower patent defense costs.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 11.3% for 2001 to 18.5% for 2002. Cost of revenues increased $0.9 million from $1.0 million in 2001 to $1.9 million in 2002. This increase was primarily due to the increase in our consulting practice which required increased hiring of technical consultants in 2002, which resulted in higher employee related expenses. We anticipate our cost of revenues - service fees may increase in 2002 as we increase our headcount in professional services practice.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles in 2002 were consistent with 2001. We anticipate our amortization of intangibles from acquisitions included in cost of revenues will increase in 2003 primarily due to the acquisition of Midbar Tech (1998) Ltd. Also, if our acquisition of TTR closes in 2003, this will result in additional increases in the amortization of intangibles included in cost of revenues.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $2.6 million or 27.9% from $9.3 million in 2001 to $11.9 million in 2002. The increase is primarily due to increased research and development activities in our Video Technology, Consumer Software, Enterprise Software and Music Technology Divisions. Research and development expenses increased as a percentage of net revenues from 9.4% in 2001 to 11.6% in 2002. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we develop new technologies across all our business areas.

        SELLING AND MARKETING. Selling and marketing expenses increased by $2.6 million or 14.2% from $18.1 million in 2001 to $20.7 million in 2002. This increase was primarily due to increased business development activities for our MacroSafe and music technologies and increased commission costs associated with higher revenue levels. Selling and marketing expenses increased as a percentage of net revenues from 18.4% in 2001 to 20.3% in 2002. Selling and marketing expenses are expected to increase in absolute terms as we continue to expand our efforts in selling and marketing our Consumer Software, Enterprise Software, Music Technology and other digital rights management products.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.8 million or 13.5% from $13.2 million in 2001 to $15.0 million in 2002, primarily due to increased facilities costs associated with our new office space. General and administrative expenses increased as a percentage of net revenues from 13.4% in 2001 to 14.7% in 2002.

        AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. In accordance with new accounting guidance, Statement of Financial Accounting Standards No. ("SFAS") 142, "Goodwill and Other Intangible Assets," goodwill and workforce in place that was subsumed by goodwill, were not amortized beginning January 1, 2002. As a result, amortization expense decreased $8.5 million or 96.9% overall in 2002 as compared to 2001 which included $8.1 million in goodwill amortization.

        We acquired the net assets of Midbar Tech (1998) Ltd. ("Midbar") in November 2002 for approximately $17.8 million in cash. In addition, we have agreed to an additional maximum payout of $8.0 million based on a percentage of the net revenues of the Music Technology Division until December 31, 2004. The transaction was accounted for as a purchase and the purchase price was allocated to existing technology, existing contracts, patents and trademarks. We recorded $6.9 million of goodwill from this transaction and recorded a $6.0 million charge for purchased in-process research and development. We amortize intangibles, with the exception of goodwill, relating to the acquisition of net assets of Midbar on a straight-line basis over three to five years based on the expected useful lives of existing technology, existing contracts, patents and trademarks. The impact of amortization of intangible assets related to Midbar for the year ended December 31, 2002 was not significant, due to our acquisition occurring near year-end.

        In October 2000, we acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). We paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. We were subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition of which we were required to pay out $1.2 million in 2001 and none in 2002. The purchase price was allocated to workforce in place, which was subsumed by goodwill upon adoption of SFAS No. 142, PtS's existing contracts and goodwill. We amortize the intangibles on a straight-line basis over three years. Excluding cumulative translation adjustments, goodwill and other intangibles associated with the transaction amounted to $24.7 million as of December 31, 2002 and 2001. Amortization of these intangible assets decreased to $506,000 in 2002 from $7.9 million in 2001 due to the implementation of SFAS 142. There was no impairment associated with PtS goodwill.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for 2002 and 2001 was $6.3 million and $9.6 million, respectively. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings through 2004.

        RESTRUCTURING EXPENSES. During fourth quarter 2001, we eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions. This reprofiling affected less than 10% of our employees and resulted in a non-recurring charge of $2.2 million for the year ended December 31, 2001. The charge consisted of cash severance payments and non-cash compensation expense relating to the accelerated vesting of certain stock options. There were no comparable charges in 2002 and no liabilities associated with this restructuring remain as of December 31, 2002.

        IMPAIRMENT LOSSES ON INVESTMENTS. During 2002 and 2001, we recorded charges totaling $17.2 million and $6.9 million, relating to other-than-temporary impairment of certain strategic investments.

        INTEREST AND OTHER INCOME, NET. Interest and other income decreased $3.1million or 29.6% to $7.3 million in 2002 from $10.4 million in 2001, primarily from declining interest rates.

        INCOME TAXES. We recorded income taxes of $9.8 million and $14.0 million for 2002 and 2001, respectively. Income tax expense represents combined federal and state taxes at effective rates of 44.8% and 42.1% for 2002 and 2001, respectively. The increase in the effective tax rate was due to changes in tax jurisdictions where our income was earned.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

        The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                                                    $             %
                                                   2001             2000          CHANGE        CHANGE
                                               -------------    -------------   -----------   ----------
Video Technology Division
   DVD                                           $   37,610       $   20,867     $  16,743       80.2%
   Videocassette                                     11,509           12,899        (1,390)     (10.8)
   Pay-Per-View                                      13,207           15,062        (1,855)     (12.3)
Consumer Software Division                           10,062            8,372         1,690       20.2
Enterprise Software Division                         25,643           21,770         3,873       17.8
Other                                                   782            1,146          (364)     (31.8)
                                               -------------    -------------   -----------
Total Net Revenue                                $   98,813       $   80,116     $  18,697       23.3%
                                               =============    =============   ===========

        NET REVENUES. Our net revenues for 2001 increased 23.3% from $80.1 million in 2000 to $98.8 million in 2001 driven primarily by the increase in DVD copy protection revenues in our Video Technology Division. DVD copy protection revenues increased $16.7 million or 80.2% from $20.9 million in 2000 to $37.6 million in 2001, showing continued strong growth of the DVD format and high penetration among Hollywood studio customers. Revenues from videocassette copy protection decreased $1.4 million or 10.8% from $12.9 million in 2000 to $11.5 million in 2001, reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues decreased $1.9 million or 12.3% from $15.1 million in 2000 to $13.2 million in 2001 due to continued softness in digital set-top box market. Consumer Software Division revenues increased $1.7 million or 20.2% from $8.4 million in 2000 to $10.1 million in 2001 due to the increased market penetration in our SafeDisc(R) business. Revenues from our Enterprise Software Division increased $3.9 million or 17.8% from $21.8 million in 2000 to $25.6 million in 2001 primarily due to increased market penetration despite the difficult economic environment for enterprise software. Other revenue decreased $364,000 or 31.8% from $1.1 million in 2000 to $782,000 in 2001, primarily from a decrease in royalties from our pay TV analog scrambling technology shipments into Brazil by one of our licensees.

        LICENSE REVENUES. Our license revenues for 2001 increased by 25.1% compared to 2000 primarily due to increases in our revenues derived by our Video Technology Division in the DVD copy protection area. This was offset by decreases in our copy protection revenues from videocassettes and PPV solutions. We also had an increase in license revenues from our Consumer and Enterprise Software Divisions, all of which were the result of strong demand in 2001 for our products in these areas.

        SERVICE REVENUES. Our service revenues for 2001 increased by 8.2% compared to 2000 primarily due to an increase in maintenance revenues associated with the increase in license revenues in our Enterprise Software Division.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues decreased from 6.5% for 2000 to 5.4% for 2001. This decrease was primarily due to increased revenues in 2001 and efficiencies. Cost of revenues increased $4.7 million from $4.8 million in 2000 to $1.0 million in 2001 primarily due to the increase in our revenue, which resulted in higher costs. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 9.1% for 2000 to 11.3% for 2001. Cost of revenues increased from $0.8 million in 2000 to $1.0 million in 2001. This increase was primarily due to increased costs and increased headcount.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles in 2001 increased $0.3 million primarily due to the timing of acquisitions that resulted in a larger amount of amortization in 2001 compared to 2000.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.5 million or 18.7% from $7.8 million in 2000 to $9.3 million in 2001. The increase was primarily due to research and development activities in our Video Technology, Consumer Software and Enterprise Software Divisions. Research and development expenses decreased as a percentage of net revenues from 9.8% in 2000 to 9.4% in 2001. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we develop new technologies across all our business areas.

        SELLING AND MARKETING. Selling and marketing expenses increased by $3.1 million or 20.6% from $15.0 million in 2000 to $18.1 million in 2001. This increase was primarily due to increased headcount. Selling and marketing expenses decreased as a percentage of net revenues from 18.8% in 2000 to 18.4% in 2001 due to the increase in revenue.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $528,000 or 4.2% from $12.7 million in 2000 to $13.2 million in 2001, primarily due to increased headcount. General and administrative expenses decreased as a percentage of net revenues from 15.9% in 2000 to 13.4% in 2001 as increased costs were on a significantly higher revenue base.

        AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS. Amortization of goodwill and other intangible assets increased $5.7 million in 2001 as compared to 2000 as a result of the October 2000 acquisition of PtS.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. The amortization of the Globetrotter related deferred stock-based compensation for 2001 and 2000 was $9.6 million and $15.5 million, respectively.

        RESTRUCTURING EXPENSES. During the fourth quarter of 2001, we eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions. This reprofiling affected less than 10% of our employees and resulted in a non-recurring charge of $2.2 million. The charge consisted of cash severance payments and non-cash compensation expense relating to the accelerated vesting of certain stock options. There were no restructuring charges during 2000 comparable to the Fourth Quarter 2001 charge of $2.2 million.

        IMPAIRMENT LOSSES ON STRATEGIC INVESTMENTS. During 2001, we recorded charges totaling $6.9 million, relating to other-than-temporary impairment of certain strategic investments, compared to none in 2000.

        INTEREST AND OTHER INCOME, NET. Interest and other income decreased $317,000 or 3% to $10.4 million in 2001 from $10.7 million in 2000, primarily from declining interest rates and lower interest bearing investment balances as we increased our minority equity investments.

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

                                                                QUARTER ENDED (IN THOUSANDS)
                                                                        (UNAUDITED)
                                 ------------------------------------------     --------------------------------------------
                                                    2002                                            2001
                                 ------------------------------------------     --------------------------------------------
                                    Q1         Q2         Q3         Q4            Q1          Q2          Q3         Q4
                                 ---------  ---------  ---------  ---------     ----------  ---------   ---------  ---------
Net Revenues                      $23,666    $24,940    $23,497    $30,159       $22,974     $25,764     $23,043    $27,032

Costs and Expenses:
   Cost of revenues                 2,203      2,453      2,584      3,045         2,513       1,968       1,581      1,918
   Research and development         2,537      2,832      3,049      3,462         2,322       2,528       1,990      2,445
   Selling and marketing            4,760      4,582      5,097      6,281         4,040       4,796       4,434      4,868
   General and administrative       3,048      3,618      3,633      4,736         3,168       3,719       3,063      3,295

   Amortization of goodwill
     and other intangibles
     from acquisitions                149        124          -          -         2,162       2,150       2,185      2,241
   Amortization of deferred
     stock-based compensation (1)   2,083      2,041      1,206        931         3,031       2,210       2,194      2,156

   Restructuring expense
   In-process research and
   development                          -          -          -      6,000                         -           -      2,214
                                 ---------  ---------  ---------  ---------    ----------  ---------   ---------  ---------

     Total costs and expenses      14,780     15,650     15,569     24,455        17,236      17,371      15,447     19,137

     Operating income               8,886      9,290      7,928      5,704         5,738       8,393       7,596      7,895

Interest and other income, net      2,101      2,067      1,632      1,518         2,696       2,844       2,472      2,385

Impairment losses on
investments                        (5,477)         -     (6,795)    (4,938)       (1,160)     (2,200)          -     (3,500)
                                 ---------  ---------  ---------  ---------    ----------  ---------   ---------  ---------

     Income before income taxes     5,510     11,357      2,765      2,284          7,274      9,037      10,068      6,780

Income Taxes                        2,536      4,770      1,161      1,360          3,648      3,981       3,665      2,680

     Net Income                   $ 2,974    $ 6,587    $ 1,604    $   924       $  3,626    $ 5,056     $ 6,403    $ 4,100
                                 =========  =========  =========  =========    ==========  =========   =========  =========

     Basic EPS                    $  0.06    $  0.13    $  0.03    $  0.02       $  0.07     $  0.10     $  0.13    $  0.08
                                 =========  =========  =========  =========    ==========  =========   =========  =========

     Diluted EPS                  $  0.06    $  0.13    $  0.03    $  0.02       $  0.07     $  0.10     $  0.12    $  0.08
                                 =========  =========  =========  =========    ==========  =========   =========  =========

(1) The  allocation  of the  amortization  of  deferred  stock-based  compensation  relates  to the  expense categories as set forth below:

   Cost of revenues               $   117    $   117    $    80    $    80       $   117     $   117     $   117    $   117
   Research and development           444        403        220        138           505         505         505        484
   Selling and marketing            1,257      1,257        642        347         1,342       1,292       1,300      1,285
   General and administrative         265        264        264        366         1,067         296         272        270
                                 ---------  ---------  ---------  ---------    ----------  ---------   ---------  ---------
                                  $ 2,083    $ 2,041    $ 1,206    $   931       $ 3,031     $ 2,210     $ 2,194    $ 2,156
                                 =========  =========  =========  =========    ==========  =========   =========  =========

                                                      QUARTERLY RESULTS OF OPERATIONS AS A % OF REVENUE
                                                                          (UNAUDITED)
                                      ----------------------------------------    ----------------------------------------
                                                        2002                                         2001
                                      ----------------------------------------    ----------------------------------------
                                         Q1         Q2         Q3        Q4          Q1         Q2         Q3        Q4
                                      --------   --------   --------  --------    --------   --------   --------  --------
Net Revenues                           100.0%     100.0%     100.0%     100.0%     100.0%     100.0%      100.0%    100.0%

Costs and Expenses:
   Cost of revenues                      9.3        9.8       11.0       10.1       10.9        7.6         6.9       7.1
   Research and development             10.7       11.4       13.0       11.5       10.1        9.8         8.6       9.0
   Selling and marketing                20.1       18.4       21.7       20.8       17.6       18.6        19.2      18.0
   General and administrative           12.9       14.5       15.5       15.7       13.8       14.4        13.3      12.2
   Amortization of intangibles from
     acquisitions                        0.7        0.5          -          -        9.4        8.4         9.5       8.3
   Amortization of deferred
     stock-based compensation            8.8        8.2        5.1        3.1       13.2        8.6         9.5       8.0
   Restructuring expense                   -          -          -          -          -          -           -       8.2
   In-process research  and
     development                           -          -          -       19.9          -          -           -         -
                                      --------   --------   --------  --------    --------   --------   --------  --------

     Total costs and expenses           62.5       62.8       66.3       81.1       75.0       67.4        67.0      70.8
     Operating income                   37.5       37.2       33.7       18.9       25.0       32.6        33.0      29.2
Interest and other income, net           8.9        8.3        6.9        5.0       11.7       11.0        10.7       8.8
Impairment losses on investments       (23.1)         -      (28.9)     (16.4)      (5.0)      (8.5)          -     (12.9)
                                      --------   --------   --------  --------    --------   --------   --------  --------

     Income before income taxes         23.3       45.5       11.7        7.6       31.7       35.1        43.7      25.1

Income Taxes                            10.7       19.1        4.9        4.5       15.9       15.5        15.9       9.9
                                      --------   --------   --------  --------    --------   --------   --------  --------

     Net Income                         12.6%      26.4%       6.8%       3.1%      15.8%      19.6%       27.8%     15.2%
                                      ========   ========   ========  ========    ========   ========   ========  ========

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

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our enterprise license management business. Our operating activities provided net cash of $55.1 million, $35.0 million and $36.5 million in 2002, 2001 and 2000, respectively. Cash provided by operating activities increased $20.1 million from $35.0 million in 2001 to $55.1 million in 2002. The increase is primarily due to income generated from operations, net of non-cash operating charges for depreciation and amortization, impairment losses on investments, amortization of stock based compensation and intangible assets, and in-process research and development write-offs, as well as an increase in other liabilities. In addition, the availability of cash generated by our operations could be affected by other business risks discussed in the "Risk Factor" section.

        Investing activities provided (used) net cash of $51.8 million, ($38.4) million, and ($165.1) million in 2002, 2001 and 2000, respectively. Cash provided by (used in) investing activities increased $90.2 million from ($38.4) million in 2001 to $51.8 million in 2002. The increase is mainly due to fewer purchases of long-term marketable securities in 2002. We made capital expenditures of $3.9 million, $3.7 million and $1.7 million in 2002, 2001 and 2000, respectively. Capital expenditures in 2002 were primarily leasehold improvements and furniture and fixtures for our new office space. Capital expenditures in 2001 included the purchase and implementation of a new enterprise resource planning ("ERP") system. We also paid $761,000, $2.7 million, and $811,000 in 2002, 2001 and 2000, respectively, related to patents and other intangibles during those periods.

        Net cash provided by (used in) financing activities was $(34.6) million, $7.2 million and $146.3 million in 2002, 2001 and 2000, respectively. The decrease in net cash provided by financing activities from $7.2 million in 2001 to $(34.6) million in 2002 is primarily due to the use of $38.5 million to repurchase 3.0 million shares of treasury stock. As of December 31, 2002, 2.0 million shares remained authorized for repurchase. In 2000, net cash of $146.1 million was provided from our January public offering and proceeds from issuance of stock under various stock option plans partially offset by Globetrotter's dividend distribution to its shareholders prior to its being acquired by Macrovision.

        At December 31, 2002, we had $98.7 million in cash and cash equivalents, $73.0 million in short-term investments and $38.7 million in long-term marketable investment securities, which includes the fair market value of our holdings in Digimarc and TTR. We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $3.4 million. We also have future minimum lease payments of approximately $29.3 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

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

        In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of net revenues of the Music Technology Division until December 31, 2004.

CONTRACTUAL OBLIGATIONS

        The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2002 were as follows (in thousands):

                                                       Operating
                                                        Leases
                                                      -----------

                   2003                                $   2,942
                   2004                                    2,981
                   2005                                    2,981
                   2006                                    3,067
                   2007                                    3,173
                   2008 and thereafter                    14,108
                                                      -----------


                   Total                               $  29,252
                                                      ===========

        Because a significant portion of our cash inflows were generated by operations during 2002, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electronic license management products, or due to other business risks discussed in the "Risk Factor" section. In addition, we are subject to an additional maximum payout of $8.0 million related to our acquisition of the assets and operations of Midbar Tech (1998) Ltd. in November 2002.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset. The Statement will be effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We did not have any debt extinguishments as of December 31, 2002.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We did not adopt the fair value method of accounting for stock-based compensation and thus we are not affected by the provisions of this Statement relating to methods of transition to the fair value method. We will adopt the interim disclosure provisions for our interim financial statements beginning with the period ending March 31, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN
No. 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN No. 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We had no variable interest entities as of December 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

        FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $77.6 million as of December 31, 2002. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $281,000 decrease (approximately 0.2%) in the fair value of our available-for-sale securities as of December 31, 2002. Yield risk is also reduced by keeping the weighted average maturity of our portfolio at 12 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

        FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the U.K., Japan and Israel operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

        STRATEGIC INVESTMENTS. We currently hold minority equity interests in Command Audio, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia, Widevine Technologies and TTR. These investments, totaling $28.7 million and $58.1 million, represented 8.9% and 16.9% of our total assets as of December 31, 2002 and 2001, respectively. Digimarc and TTR, which are publicly traded companies, are subject to price fluctuations based on the public market. Command Audio, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are privately held companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2002 and 2001, we wrote off $17.2 million and $6.9 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. No strategic investments were written off in 2000. In November 2002, we signed an agreement with TTR to acquire patents and other assets for approximately $5.3 million in cash and the surrender of our stock in TTR. This agreement supersedes the prior Alliance Agreement and the royalty obligations contained therein. We expect this transaction to close in the second quarter of 2003, subject to meeting certain closing conditions. As of December 31, 2002, the Company's investment in TTR stock had a carrying value of $339,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

        The information required by this item is incorporated by reference from the information under the captions "Information About Directors and Executive Officers" and "Proposal 1: Election of Directors," contained in our definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2003 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 27, 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference to the information under the caption "Information About Directors and Executive Officers" to be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference to the information under the caption "Information About Macrovision Stock Ownership" to be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" to be contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

   (a) Macrovision Corporation (the " Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

         The following statements are filed as part of this report:

               o    Independent Auditors' Report (See F-2)

               o Consolidated Balance Sheets at December 31, 2002 and 2001 (See F-3)

               o Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 (see F-4)

               o Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000 (see F-5)

               o Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 (See F-6)

               o    Notes to Consolidated Financial Statements (See F-7)

         2. Exhibits

2.01 Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000 (incorporated by reference to Annex B to our 2000 Definitive Proxy Statement filed on July 28, 2000 pursuant to Schedule 14A. Pursuant to
      Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request).

2.02 Agreement For Sale of Shares relating to C-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of C-Dilla Limited (incorporated by reference to Exhibit 2.01 to our Form 8-K dated as of July 6, 1999. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request).*

2.03 Business Sale Agreement among Productivity through Software plc, C-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000 (incorporated by reference to Exhibit 2.03 to our Form 10-K filed on April 2, 2001. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.)*

2.04 Asset Purchase Agreement among TTR Technologies, Inc., TTR Technologies, Ltd., Macrovision Corporation and Macrovision Europe Ltd. dated November 4, 2002 (incorporated by reference to Exhibit 1 to Schedule 13D/A filed on November 8, 2002. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request).

2.05 Voting Agreement entered into as of November 4, 2002 by and between Macrovision Corporation, Macrovision Europe Ltd. and Sam Brill (the Chief Operating Officer of TTR Technologies, Inc. (incorporated by reference to
      Exhibit 2 to Schedule 13D/A filed on November 8, 2002).

2.06 Noncompetition Agreement executed and delivered as of November 4, 2002 by TTR Technologies, Inc. and TTR Technologies, Ltd. in favor and for the benefit of Macrovision Corporation, Macrovision Europe Ltd. and the other Indemnities (incorporated by reference to Exhibit 3 to Schedule 13D/A filed on November 8, 2002).

2.07 Asset Purchase Agreement by and between Midbar Tech (1998) Ltd. and Macrovision Europe Ltd. dated November 4, 2002. (Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request).**

3.01 Amended and Restated Certificate of Incorporation of Macrovision Corporation (incorporated by reference to Exhibit 3.02 to our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997).

3.02 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation (incorporated by reference to Exhibit 3.02 to our Form 10-K filed on April 2, 2001).

3.03 Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000 (incorporated by reference to Exhibit 3.03 to our Form 10-K filed on April 2, 2001).

10.01 Macrovision Corporation's 1996 Equity Incentive Plan and related documents (incorporated by reference to Exhibit 10.02 to our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997).

10.02 Macrovision Corporation's 2000 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8).

10.03 Macrovision Corporation's 1996 Directors Stock Option Plan (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8).

10.04 Macrovision Corporation's 1996 Employee Stock Purchase Plan and related documents (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8).

10.05 Macrovision Corporation's Executive Incentive Plan (incorporated by reference to Exhibit 10.05 to our Registration Statement on Form SB-2 (Registration No. 333-19373), which was declared effective on March 12, 1997).

10.06 Software Marketing License and Development Agreement between Macrovision Corporation and C-Dilla Limited dated February 19, 1998 (incorporated by reference to Exhibit 10.02 to our Form 10-QSB filed on May 15, 1998).*

10.07 Subscription Agreement between Macrovision Corporation and C-Dilla Limited dated February 17, 1998 (incorporated by reference to Exhibit
       10.01 to our Form 10-QSB/A filed on June 23, 1998).*

10.08 Letter Agreement dated November 24, 1999 between Macrovision Corporation and TTR Technologies, Inc (incorporated by reference to Exhibit 10.01 to our Registration Statement on Form S-3 (Registration No. 333-93477) declared effective on January 24, 2000).*

10.09 Digimarc Corporation Series C Preferred Stock Purchase Agreement by and among Digimarc Corporation and the Several Purchasers Named in Schedule I (incorporated by reference to Exhibit 1 to our Schedule 13-D filed on June 23, 2000).

10.10 Promissory Note dated January 7, 1997 executed by Command Audio Corporation (incorporated by reference to Exhibit 10.26 to our Form 10-K filed on April 2, 2001).

10.11 Standard Office Lease dated February 1, 2000 by and between Globetrotter Software, Inc. and the Christiano Family Trust and Amendment No. 1 to the Lease (incorporated by reference to Exhibit 10.33 to our Form 10-K filed on April 2, 2001).

10.12 Termination of Standard Office Lease dated March 19, 2002 (incorporated by reference to Exhibit 10.40 to our Form 10-Q filed on August 14, 2002).

10.13 Lease Between WB Airport Technology, L.L.C. ("Landlord") and Macrovision Corporation ("Tenant") (incorporated by reference to Exhibit 10.39 to our Form 10-K filed on April 2, 2001).

10.14 Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on April 2, 2001).

10.15 Offer Letter to Ian R. Halifax dated October 8, 1999 (incorporated by reference to Exhibit 10.7 to our Form 10-K filed on April 2, 2001).

10.16 Executive Severance and Arbitration Agreement entered into as of June 24, 2002 by and between Macrovision Corporation and Ian R. Halifax (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed on August 14, 2002).

10.17 Key Employee Agreement dated August 31, 2000 for Matthew Christiano (incorporated by reference to Exhibit 10.31 to our Form 10-K filed on April 2, 2001).

10.18 Amendment to Key Employee Agreement effective June 21, 2002 for Matthew Christiano (incorporated by reference to Exhibit 10.41 to our Form 10-Q filed on August 14, 2002).

10.19 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick (incorporated by reference to Exhibit 10.34 to our Form 10-K filed on April 2, 2001).

10.20 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Brian Dunn (incorporated by reference to Exhibit 10.35 to our Form 10-K filed on April 2, 2001.

10.21 Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty (incorporated by reference to Exhibit 10.36 to our Form 10-K filed on April 2, 2001).

10.22 Executive Severance and Arbitration Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky (incorporated by reference to Exhibit 10.37 to our Form 10-K filed on April 2, 2001).

10.23 Employment Protection Agreement dated April 27, 2001 between Macrovision Corporation and Mark Belinsky (incorporated by reference to Exhibit 10.38 to our Form 10-K filed on April 2, 2001).

10.24 Offer Letter to Dan Stickel dated August 9, 2002 (incorporated by reference to Exhibit 10.43 to our Form 10-Q filed on November 14, 2002).

10.25 Charter of the Audit Committee of the Board of Directors (incorporated by reference to Annex D to our 2002 Definitive Proxy Statement filed on April 30, 2002 pursuant to Schedule 14A).

21.01   List of subsidiaries.

23.01   Consent of KPMG LLP, Independent Auditors.

99.01 Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted).

99.02 Certification Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted).

--------------------------
* Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
** The Registrant has requested condfidential treatment for certain protiions of this exhibit.

        (b)    Reports on Form 8-K:

        We filed three Form 8-Ks during the fourth quarter of 2002, relating to: (a) Macrovision's agreement to acquire the assets and operations of Midbar Tech (1998) Ltd. in a cash transaction, and that it had signed a definitive agreement with TTR Technologies, Inc. (Nasdaq: TTRE) to acquire TTR's music copy protection and DRM assets and to terminate an Alliance Agreement between the two companies (filed November 5, 2002); (b) a final judgment had been entered in favor of Globetrotter Software, Inc. on the counterclaims in Globetrotter Software v. Elan Computer Group, Case No. 98-20419 JF (filed November 20,2002); and (c) the closing of the Midbar Tech (1998) Ltd. transaction effective November 30, 2002 (filed December 4, 2002).

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March, 2003.

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

Name                                    Title                                         Date
----                                    -----                                         ----
PRINCIPAL FINANCIAL OFFICER AND
   PRINCIPAL ACCOUNTING OFFICER:

 /s/ Ian R. Halifax                     Vice President, Finance and Administration    March 31, 2003
---------------------------------       and Chief Financial Officer
Ian R. Halifax

ADDITIONAL DIRECTORS:

 /s/ John O. Ryan                       Chairman of the Board of Directors            March 31, 2003
---------------------------------
John O. Ryan

 /s/ William A. Krepick                 Director                                      March 31, 2003
---------------------------------
William A.  Krepick

 /s/ Matthew Christiano                 Director                                      March 31, 2003
---------------------------------
Matthew Christiano

 /s/ Donna S. Birks                     Director                                      March 31, 2003
---------------------------------
Donna S. Birks

 /s/ William N. Stirlen                 Director                                      March 31, 2003
---------------------------------
William N. Stirlen

 /s/ Thomas Wertheimer                  Director                                      March 31, 2003
---------------------------------
Thomas Wertheimer

 /s/ Steven G. Blank                    Director                                      March 31, 2003
---------------------------------
Steven G. Blank

                                 CERTIFICATIONS

I, William A. Krepick, certify that:

1. I have reviewed this annual report on Form 10-K of Macrovision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003
----------------------
                                                  /s/ William A. Krepick
                                                --------------------------
                                                William A. Krepick
                                                Chief Executive Officer

I, Ian R. Halifax, certify that:

1. I have reviewed this annual report on Form 10-K of Macrovision Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003
----------------------

                                                     /s/ Ian R. Halifax
                                                    ------------------------
                                                    Ian R. Halifax
                                                    Chief Financial Officer

                                    MACROVISION CORPORATION
                                       AND SUBSIDIARIES


                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE

   Independent Auditors' Report                                                         F-2

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Macrovision Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 of the notes to the accompanying consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

                                                 /s/ KPMG LLP

Mountain View, California
February 20, 2003

                             MACROVISION CORPORATION AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                 (In thousands, except share data)

                                               ASSETS

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                            2002           2001
                                                                       -------------- --------------
Current assets:
   Cash and cash equivalents                                             $   98,691     $   26,112
   Short-term investments                                                    72,989         83,456
   Accounts receivable, net of allowance for doubtful accounts of
      $1,657 in 2002 and $1,747 in 2001                                      28,237         28,033
   Inventories                                                                  404            342
   Income taxes receivable                                                    9,242         12,675
   Deferred tax assets                                                        4,695          5,287
   Prepaid expenses and other current assets                                  4,963          6,124
                                                                       -------------- --------------
        Total current assets                                                219,221        162,029
Long-term marketable investment securities                                   38,696        121,480
Property and equipment, net                                                   6,106          4,337
Patents, net                                                                  4,593          4,594
Goodwill                                                                     24,673         16,405
Other intangibles from acquisitions, net                                     11,368          8,546
Deferred tax assets                                                          13,971            545
Other assets                                                                  6,038         17,650
                                                                       -------------- --------------
                                                                         $  324,666     $  335,586
                                                                       ============== ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $    3,269     $    2,955
   Accrued expenses                                                          15,523          4,843
   Deferred revenue                                                           8,567          9,555
                                                                       -------------- --------------
        Total current liabilities                                            27,359         17,353
Notes payable                                                                    17             33
Other                                                                           431             --
                                                                       -------------- --------------
                                                                             27,807         17,386
Commitments and contingencies (Notes 7 and 9)

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized;                --             --
      none issued
   Common stock, $.001 par value, 250,000,000 shares authorized;
      51,424,526 shares issued and 48,424,526 outstanding as of
      December 31, 2002, and 50,818,986 shares issued and outstanding            51             51
      as of December 31, 2001
   Treasury stock, 3,000,000 shares at cost                                 (38,450)            --
   Additional paid-in capital                                               284,031        280,529
   Deferred stock-based compensation                                         (3,024)       (10,526)
   Accumulated other comprehensive income                                     1,933          7,917
   Retained earnings                                                         52,318         40,229
                                                                       -------------- --------------
        Total stockholders' equity                                          296,859        318,200
                                                                       -------------- --------------
                                                                         $  324,666     $  335,586
                                                                       ============== ==============

                    See accompanying notes to consolidated financial statements.


                                         MACROVISION CORPORATION
                                            AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                                 2002            2001          2000
                                                           ---------------  -------------  --------------
Revenues:
   Licenses                                                       91,935          89,670         71,664
   Services                                                       10,327           9,143          8,452
                                                           ---------------  -------------  --------------
        Total revenues                                         $ 102,262       $  98,813      $  80,116
Cost of revenues:
   License fees                                                    6,102           4,811          4,652
   Service fees                                                    1,912           1,037            773
   Amortization of intangibles from acquisitions                   2,271           2,132          1,797
                                                           ---------------  -------------  --------------
        Total cost of revenues                                    10,285           7,980          7,222
                                                           ---------------  -------------  --------------
Gross profit                                                      91,977          90,833         72,894
Operating expenses:
   Research and development                                       11,880           9,285          7,822
   Selling and marketing                                          20,720          18,138         15,037
   General and administrative                                     15,035          13,245         12,717
   Amortization of intangibles from acquisitions                     273           8,738          3,081
   Amortization of deferred stock-based compensation*              6,261           9,591         15,533
   In-process research and development                             6,000              --             --
   Restructuring expenses                                             --           2,214             --
                                                           ---------------  -------------  --------------
        Total operating expenses                                  60,169          61,211         54,190
                                                           ---------------  -------------  --------------
              Operating income                                    31,808          29,622         18,704
   Impairment losses on investments                               17,210           6,860             --
   Interest and other income, net                                  7,318          10,397         10,714
                                                           ---------------  -------------  --------------
        Income before income taxes                                21,916          33,159         29,418
   Income taxes                                                    9,827          13,974         15,825
                                                           ---------------  -------------  --------------
        Net income                                             $  12,089       $  19,185      $  13,593
                                                           ===============  =============  ==============

Basic net earnings per share                                   $    0.24       $    0.38      $    0.28
                                                           ===============  =============  ==============
  Shares used in computing basic net earnings per share           50,046          50,216         49,135
                                                           ===============  =============  ==============

Diluted net earnings per share                                 $    0.24       $    0.37      $    0.26
                                                           ===============  =============  ==============
 Shares used in computing diluted net earnings per share          50,602          51,746         51,386
                                                           ===============  =============  ==============

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                                                      YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                                 2002           2001            2000
                                                           ---------------  -------------  --------------
   Cost of revenues                                            $     395       $     468      $     428
   Research and development                                        1,205           1,999          3,064
   Selling and marketing                                           3,502           5,219         10,645
   General and administrative                                      1,159           1,905          1,396
                                                           ---------------  -------------  --------------
                                                               $   6,261       $   9,591      $  15,533
                                                           ===============  =============  ==============

                        See accompanying notes to consolidated financial statements.


                                               MACROVISION CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON STOCK       TREASURY STOCK      ADDITIONAL    STOCKHOLDER DEFERRED
                                                     SHARES      AMOUNT  SHARES      AMOUNT  PAID-IN CAPITAL RECEIVABLE COMPENSATION
                                                   ---------------------------------------------------------------------------------
Balances as of December 31, 1999                   45,666,240      46                                63,752          --          --
  Comprehensive income (loss):
      Net income
      Translation adjustment
      Unrealized loss in investments, net
  Total comprehensive loss
   Issuance of common stock upon exercise of        1,203,768       1                                 4,633        (297)         --
      options
   Issuance of common stock under employee stock       73,943      --                                   728          --          --
      purchase plan
   Issuance of common stock in secondary public     2,874,000       3                               146,101          --          --
      offering, net issuance costs of $565
   Directors fees paid in stock                           150      --                                    15          --          --
   Distribution to shareholders                            --      --                                    --          --          --

    Deferred stock-based compensation related to           --      --                                37,938          --     (37,938)
   Globetrotter
   Other deferred stock-based compensation                 --      --                                   225          --        (225)
   Amortization of deferred stock-based                    --      --                                    --          --      15,533
      compensation
   Amortization of other deferred stock-based              --      --                                    --          --         225
      compensation
   Tax benefit associated with stock plans                 --      --                                13,349          --          --
                                                   ----------   ----- -----------     ---------    --------     -------    ---------

Balances as of December 31, 2000                   49,818,101   $  50        --       $     --     $266,741     $  (297)   $(22,405)
                                                   ----------   ----- -----------     ---------    --------     -------    ---------
  Comprehensive income (loss):
      Net income
      Translation adjustment
      Unrealized loss in investments, net
  Total comprehensive income
   Issuance of common stock upon exercise of          943,882       1                                 5,813          --          --
      options
   Repayment of stockholder note                           --      --                                    --         297          --
   Issuance of common stock under employee stock       57,003      --                                 1,158          --          --
      purchase plan
    Reversal of unamortized deferred stock-based
    compensation related to stock option
    forfeitures                                            --      --                                (1,361)         --       1,361
   Compensation expense related to accelerated             --      --                                   837          --         927
      vesting of severed employee stock options
   Amortization of deferred stock-based                    --      --                                    --          --       9,591
      compensation
   Tax benefit associated with stock plans                 --      --                                 7,341          --          --
                                                   ----------   ----- -----------     ---------    --------     -------    ---------

Balances as of December 31, 2001                   50,818,986   $  51       --        $     --     $280,529     $    --    $(10,526)
                                                   ----------   ----- -----------     ---------    --------     -------    ---------
  Comprehensive income (loss):
      Net income
      Translation adjustment
      Unrealized loss in investments, net
  Total comprehensive income
   Issuance of common stock upon exercise of          516,260      --                                 2,621          --          --
      options
   Issuance of common stock under employee stock       89,280      --                                 1,291          --          --
      purchase plan
   Stock repurchase                                                -- (3,000,000)      (38,450)          --          --          --
   Reversal of unamortized deferred stock-based
     compensation related to Stock option
     forfeitures                                           --      --                                (1,234)         --       1,234
   Compensation expense related to accelerated                                                           --
     vesting of severed employee stock options             --      --                                                --           7
   Amortization of deferred stock-based                    --      --                                    --          --       6,261
      compensation
   Tax benefit associated with stock plans                 --      --                                   824          --          --
                                                   ----------   ----- -----------     ---------    --------     -------    ---------

Balances as of December 31, 2001                   51,424,526   $  51 (3,000,000)     $(38,450)    $284,031     $    --    $ (3,024)
                                                   ==========   ===== ===========     =========    ========     =======    =========

                                                     ACCUMULATED
                                                        OTHER                          TOTAL
                                                    COMPREHENSIVE     RETAINED     STOCKHOLDERS'
                                                    INCOME (LOSS)     EARNINGS        EQUITY
                                                   -----------------------------------------------
Balances as of December 31, 1999                          25,166       13,309          102,273
  Comprehensive income (loss):
      Net income                                                       13,593           13,593
      Translation adjustment                                 513                           513
      Unrealized loss in investments, net                (14,837)                      (14,837)
                                                                                      --------
  Total comprehensive loss                                                                (731)
   Issuance of common stock upon exercise of                  --           --            4,337
      options
   Issuance of common stock under employee stock              --           --              728
      purchase plan
   Issuance of common stock in secondary public               --           --          146,104
      offering, net issuance costs of $565
   Directors fees paid in stock                               --           --               15
   Distribution to shareholders                               --       (5,858)          (5,858)

   Deferred stock-based compensation related to
    Globetrotter                                              --           --               --
   Other deferred stock-based compensation                    --           --               --
   Amortization of deferred stock-based
      compensation                                            --           --           15,533
   Amortization of other deferred stock-based
      compensation                                            --           --              225
   Tax benefit associated with stock plans                    --           --           13,349
                                                       ---------    ---------         --------

Balances as of December 31, 2000                       $  10,842    $  21,044         $275,975
                                                       ---------    ---------         --------

  Comprehensive income (loss):
      Net income                                                       19,185           19,185
      Translation adjustment                               (740)                          (740)

      Unrealized loss in investments, net                (2,185)                        (2,185)
                                                                                      --------
  Total comprehensive income                                                            16,260
                                                                                      --------
   Issuance of common stock upon exercise of
      options                                                --            --            5,814
   Repayment of stockholder note                             --            --              297
   Issuance of common stock under employee stock
      purchase plan                                          --            --            1,158
    Reversal of unamortized deferred stock-based
    compensation related to stock option
    forfeitures                                              --            --               --
   Compensation expense related to accelerated
      vesting of severed employee stock options              --            --            1,764
   Amortization of deferred stock-based
      compensation                                           --            --            9,591
   Tax benefit associated with stock plans                   --            --            7,341
                                                       ---------    ---------         --------

Balances as of December 31, 2001                       $  7,917     $  40,229         $318,200
                                                       ---------    ---------         --------
  Comprehensive income (loss):
      Net income                                                       12,089           12,089
      Translation adjustment                              2,021                          2,021
      Unrealized loss in investments, net                (8,005)                        (8,005)
                                                                                      --------
  Total comprehensive income                                                             6,105
                                                                                      --------
   Issuance of common stock upon exercise of                 --            --            2,621
      options
   Issuance of common stock under employee stock
      purchase plan                                          --            --            1,291
   Stock repurchase                                          --            --          (38,450)
   Reversal of unamortized deferred stock-based
     compensation related to Stock option
     forfeitures                                             --            --               --
   Compensation expense related to accelerated
     vesting of severed employee stock options               --            --                7
   Amortization of deferred stock-based
      compensation                                           --            --            6,261
   Tax benefit associated with stock plans                   --            --              824
                                                       ---------    ---------         --------

Balances as of December 31, 2002                       $  1,933     $  52,318         $296,859
                                                       ---------    ---------         --------

                      See accompanying notes to consolidated financial statements.

                                               MACROVISION CORPORATION
                                                  AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------

                                                                                     2002            2001           2000
                                                                                 -------------  -------------   -------------
Cash flows from operating activities:
   Net income                                                                      $   12,089      $   19,185     $  13,593
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                                     2,957           1,806         1,708
      Amortization of intangibles from acquisitions                                     2,544          10,870         4,878
      Amortization of deferred stock-based compensation                                 6,261           9,591        15,758
      Impairment losses on investments                                                 17,210           6,860            --
      Restructuring expenses                                                               --           2,214            --
      Tax benefit from stock options                                                      824           7,341        13,349
      Loss on disposal of fixed assets                                                     --              --           722
      In-process research and development                                               6,000              --            --
      Changes in operating assets and liabilities, net of assets and liabilities acquired:
        Accounts receivable, net                                                         (129)        (12,221)       (2,974)
        Deferred revenue                                                               (1,074)          1,190        (1,425)
        Other assets                                                                   (3,264)         (8,905)       (7,068)
        Accounts payable, accrued expenses, and other long-term liabilities            11,724          (2,933)       (2,084)
                                                                                 -------------   -------------  -------------
           Net cash provided by operating activities                                   55,142          34,998        36,457
                                                                                 -------------   -------------  -------------
Cash flows from investing activities:
   Purchases of long-term marketable investment securities                                 --        (116,583)     (115,592)
   Purchases of short-term investments                                               (184,814)       (184,015)     (152,231)
   Sales or maturities of long-term marketable investments                             64,408         100,496        59,347
   Sales or maturities of short-term investments                                      194,563         186,221        97,898
   Purchases of property and equipment                                                 (3,874)         (3,686)       (1,740)
   Payments for patents and acquired software technology                                 (761)         (2,684)         (811)
   Minority equity investments in private companies                                        --         (17,000)      (28,410)
   Acquisition of net assets of PtS                                                        --          (1,163)      (23,536)

   Acquisition of net assets of Midbar                                                (17,762)             --            --
                                                                                 -------------   -------------  -------------
           Net cash provided by (used in) investing activities                         51,760         (38,414)     (165,075)
                                                                                 -------------   -------------  -------------
Cash flows from financing activities:
   Loan proceeds received from related party                                               --              --           555
   Proceeds from issuance of common stock upon exercise of options                      2,621           5,814         4,634
   Proceeds from issuance of common stock under employee stock purchase plan            1,291           1,158           728
   Stock repurchase                                                                  (38,450)              --            --
   Repayment (loan) of stockholder note receivable                                         --             297          (297)
   Proceeds from sale of common stock, net of issuance costs                               --              --       146,104
   Cash distribution to stockholders                                                       --              --        (5,858)
   Other, net                                                                             (28)            (21)          451
                                                                                 -------------   -------------  -------------
           Net cash (used in) provided by financing activities                        (34,566)          7,248       146,317
                                                                                 -------------   -------------  -------------

Effect of exchange rate changes on cash                                                   243            (129)           --
Net increase in cash and cash equivalents                                              72,579           3,703        17,699
Cash and cash equivalents at beginning of year                                         26,112          22,409         4,710
                                                                                 -------------   -------------  -------------
Cash and cash equivalents at end of year                                           $   98,691      $   26,112     $  22,409
                                                                                 =============   =============  =============
Cash paid during the year:
      Interest                                                                     $       --      $        1     $       5
                                                                                 =============   =============  =============
      Income taxes                                                                 $    9,761      $   19,806     $  10,273
                                                                                 =============   =============  =============

                                  See accompanying notes to consolidated financial statements.

                             MACROVISION CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Macrovision Corporation develops and markets copy protection, rights management and enterprise license management technologies for the home video, consumer interactive software, enterprise software and music markets. Macrovision Corporation is a Delaware corporation founded in 1983.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Macrovision Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

     On November 30, 2002, the Company acquired substantially all of the assets and operations of Midbar Tech (1998) Ltd. The Company paid approximately $17.8 million in cash and additional related acquisition costs. In addition, the Company is subject to an additional maximum payment of $8.0 million based on a percentage of the net revenues of the Music Technology Division until December 31, 2004. The purchase price was allocated to in-process technology ($6.0 million), existing technology ($0.5 million), existing contracts ($2.6 million), patents ($1.6 million), trademarks ($0.2 million) and goodwill ($6.9 million). The in-process technology of $6.0 million was charged to operations in 2002. The intangible assets for existing technology, existing contracts, patents and trademarks are being amortized on a straight-line basis over five years. The Company amortized $97,000 of intangibles in 2002.

     In November 2002, the Company signed an agreement with TTR to acquire patents and other assets for approximately $5.3 million in cash and the surrender of its stock in TTR. The Company expects this transaction to close in the second quarter of 2003, subject to certain closing conditions being met. As of December 31, 2002, the Company's investment in TTR stock had a carrying value of $339,000 and is included in "Long-term marketable investment securities" on the balance sheet.

     On October 5, 2000, the Company acquired certain assets of Manchester (UK) based Productivity through Software plc ("PtS"). The Company paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts. The Company was subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition. The Company paid $1.2 million and $200,000 of contingent consideration costs during the years ended December 31, 2001 and 2000, respectively. The purchase price was allocated to PtS's existing contracts and goodwill. The Company amortizes these intangibles on a straight-line basis over three years. The Company amortized $506,000 of other intangibles in 2002 and $7.9 million of goodwill and other intangibles in 2001. As a result of adopting SFAS 142, goodwill and certain intangibles with indefinite useful lives ceased January 1, 2002.

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

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, goodwill and other intangible assets, long-lived assets and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

CASH, CASH EQUIVALENTS, AND INVESTMENTS

     The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consist of government bonds, government agency securities and corporate debt and equity securities. All marketable securities with maturities over one year or which the Company's intent is to retain for the long-term are classified as long-term marketable investment securities.

     The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of December 31, 2002 and 2001, all investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income
(loss), as a separate component of stockholders' equity.

     Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities will be reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in other income.

     The following is a summary of available-for-sale securities (in thousands):

                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                             2002        2001
                                                                          ----------  ----------
           Cash equivalents - money market funds                          $  89,056   $  20,976
                                                                          ----------  ----------
           Investments:
              Corporate bonds                                                46,980     124,357
              United States government bonds and agency securities           41,522      39,708
              Equity investments                                             23,183      40,871
                                                                          ----------  ----------
                                                                            111,685     204,936
                                                                          ----------  ----------
                                                                          $ 200,741   $ 225,912
                                                                          ==========  ==========

     As of December 31, 2002 and 2001, government and corporate bond securities and equity investments totaling $38.7 million and $121.5 million respectively, were classified as long-term marketable investment securities.

     As of December 31, 2002 and 2001, the difference between the fair value and the amortized cost of available-for-sale securities were unrealized gains of $397,000 and $13,906,000, respectively. As of December 31, 2002 and 2001, the unrealized gain, net of taxes, was $235,000 and $8,240,000, respectively. These unrealized gains, net of deferred income taxes, related to short-term and long-term government bonds and investment securities have been recorded as a component of comprehensive income (loss). In 2002, the Company recorded charges of $5.6 million relating to other-than-temporary impairments of marketable equity investments. As of December 31, 2002 and 2001, the weighted average portfolio duration and contractual maturity for the bond securities was approximately four months and thirteen months, respectively.

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

SOFTWARE OBTAINED FOR INTERNAL USE

     The Company accounts for software obtained for internal use in accordance with Statements of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs relating to the purchase of internal use software should be capitalized, including costs of software configuration and enhancements. Approximately $312,000 and $1.1 million was capitalized during the year ended December 31, 2002 and 2001. This has been classified on the consolidated balance sheet as a component of property and equipment.

PATENTS

     Patent application costs of $2.1 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, we were required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Additionally, during October 2002, the Company completed its annual impairment analysis of goodwill. Based on the results of the transitional and annual impairment analysis, the Company determined that no indicators of impairment existed for its reporting units. As of December 31, 2002, we had four reporting units. Prior to December 2002, we had three reporting units, and in December 2002 we established the Music Technology Division, which became our fourth reporting unit. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 7 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 7 years.

     The following table summarizes the effect on the Company's net income and income per share if SFAS No. 142 had been adopted prior to January 1, 2002.

                                                               Year Ended December 31
                                                    -------------------------------------------
                                                         2002           2001           2000
                                                     -----------    -----------    ------------
   Net income, as reported                             $ 12,089       $ 19,185       $ 13,593
   Add back:
   Amortization of goodwill, net of tax                       -          4,715          1,156
                                                     -----------    -----------    ------------
   Adjusted net income                                 $ 12,089       $ 23,900       $ 14,749
                                                     ===========    ===========    ============

   Basic net income per share, as reported             $   0.24       $   0.38       $   0.28
   Basic net income per share, adjusted                $   0.24       $   0.48       $   0.30
   Diluted net income per share, as reported           $   0.24       $   0.37       $   0.26
   Diluted net income per share, adjusted              $   0.24       $   0.46       $   0.29

   Shares used in computing:
   Basic                                                 50,046         50,216         49,135
   Diluted                                               50,602         51,746         51,386

     The following table summarizes the Company's goodwill and intangible assets as of December 31, 2001 (in thousands):

                                                                     2001
                                     -----------------------------------------------------------------
                                                                   ACCUMULATED
                                         GROSS COSTS              AMORTIZATION              NET
                                     --------------------     --------------------   -----------------
  Amortized intangibles:
     Existing technology                        $ 11,669               $  (4,237)             $  7,432
     Non-compete agreements                        1,788                  (1,515)                  273

     Existing contracts                            1,424                    (583)                  841
     Patents and trademarks                            -                        -                    -
                                     --------------------     --------------------   ------------------
  Total                                         $ 14,881               $  (6,335)             $  8,546
                                     ====================     ====================   ==================

  Goodwill                                      $ 27,470               $ (11,065)             $ 16,405

     The following tables summarize the Company's goodwill and intangible assets as of December 31, 2002 and the estimated amortization expense through the year 2007 (in thousands):

                                                                     2002
                                     -----------------------------------------------------------------
                                                                   ACCUMULATED
                                         GROSS COSTS              AMORTIZATION              NET
                                     --------------------     --------------------   -----------------
  Amortized intangibles:
     Existing technology                        $ 12,186                 $ (5,917)             $  6,268
     Non-compete agreements                        1,788                   (1,788)                    -

     Existing contracts                            4,150                     (882)                3,268
     Patents and trademarks                        1,861                      (30)                1,832
                                     --------------------     --------------------   ------------------
  Total                                         $ 19,985                 $ (8,617)             $ 11,368
                                     ====================     ====================   ==================

  Goodwill*                                     $ 37,088                 $(12,415)            $ 24,673

     *Amortization ceased effective January 1, 2002 upon the adoption of SFAS
142.

               Year ending                            Amortization
                                                        Expenses
                                                    ----------------
               2003                                        $  3,245
               2004                                           3,155
               2005                                           2,870
               2006                                           1,755
               2007                                             342
                                                    ----------------
               Total amortization expense                  $ 11,367
                                                    ================

IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect our financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

     Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

OTHER ASSETS

     The Company has made strategic minority investments in privately held companies and accounts for such investments under the cost method. These investments are included in "Other Assets" on the balance sheet, and totaled $5.6 million and $17.2 million as of December 31, 2002 and 2001, respectively.

DEFERRED REVENUE

     Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

COMPREHENSIVE INCOME

     Comprehensive income (loss) includes net income, foreign currency translation gains and losses and other unrealized gains and losses on marketable investment securities that have been excluded from the determination of net income. The Company has reported the components of comprehensive income (loss) on its consolidated statements of stockholders' equity.

REVENUE RECOGNITION

     The Company's revenue consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's copy protection technology, licenses for the Company's software products, and related maintenance and services revenues.

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. The Company has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual, accordingly, royalty revenue from these customers is recognized as earned. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

     TECHNOLOGY LICENSING REVENUES

     Nonrefundable technology licensing revenue, which applies principally to DVD and PC subassembly manufacturers, digital PPV, cable and satellite system operators, and set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed or determinable license fee is considered probable.

     SOFTWARE LICENSING REVENUES

     The Company recognizes revenue on its software products in accordance with SOP 97-2, Software Revenue Recognition, as amended by 98-9. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond six months to not be fixed or determinable, and, accordingly, revenue is recognized as amounts under such arrangements become due and payable. The Company assesses collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

     For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value ("VSOE") exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the maintenance contract period. The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period (generally less than two years).

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

     PROFESSIONAL SERVICES REVENUES

     The Company provides consulting and training services to its customers. Revenue from such services is generally recognized as the services are performed.

     MAINTENANCE REVENUES

     Maintenance agreements generally call for the Company to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period and included in services revenue in the accompanying financial statements.

COST OF REVENUES

     LICENSE FEES

     The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company's video copy protection and software copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company's copy protection technologies to help offset the cost of operating the Company's copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues - license fees also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software licensing fees and software product support. Cost of revenues - license fees also includes outside legal costs of $1,766,000, $836,000 and $970,000 in 2002, 2001 and 2000, respectively, associated with litigation to enforce the Company's patents. Amortization of patents is also included in cost of license revenues.

     SERVICE FEES

     Cost of revenues - service fees includes the cost of technical support for our products, which primarily consists of direct costs and related overhead for employees providing technical support and professional services to our customers, as well as any third party consultants who provide such services on our behalf.

     AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS

     Cost of revenues - amortization of intangibles from acquisitions includes amortization of certain intangibles from acquisitions. The amortization included here includes amortization from purchased existing technology, existing contracts, and patents and trademarks.

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

BUSINESS AND CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
INSTRUMENTS

     The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2002, 2001 and 2000, 42.2%, 33.2% and 24.8%, respectively, of the Company's business was attributed to the licensing of its video copy protection technology through Motion Picture Association of America ("MPAA") movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios' continued success in the production and distribution of movies utilizing the Company's technology. The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of Globetrotter Software, Inc. the Company began business in the electronic license management ("ELM") software segment. The Company licenses ELM solutions to independent software vendors ("ISVs") and software asset management ("SAM") solutions to end-user companies. The Company also provides support, maintenance and consulting services. In addition, 34.2%, 45.2% and 42.3% of the Company's sales in 2002, 2001 and 2000, respectively, are from export or foreign operations.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments. The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions. The carrying value of the Company's financial instruments approximates fair market value due to the relatively short maturities of those instruments. For the Company's investments in public companies (Digimarc and TTR), the carrying value is the market price of shares as represented on a national exchange at period end.

     The Company performs ongoing credit evaluations of its customers as necessary. One customer accounted for 11.4% of net revenues for the year ended December 31, 2002. No one customer accounted for more than 10% of net revenue for the year ended December 31, 2001. One customer accounted for 10.3% of net revenues for the year ended December 31, 2000. At December 31, 2002, receivables from four separate customers were approximately 11%, 11%, 11% and 12% of accounts receivable, respectively. In 2001, receivables from one customer were approximately 11% of accounts receivable.

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

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                       2002      2001      2000
                                                                                     --------  --------  --------
                                                                                            (In thousands)
        Basic EPS - weighted average number of common shares outstanding              50,046    50,216    49,135
        Effect of dilutive common equivalent shares - stock options outstanding          556     1,530     2,251
                                                                                     --------  --------  --------

        Diluted EPS - weighted average number of common shares and common share
           equivalents outstanding                                                    50,602    51,746    51,386
                                                                                     ========  ========  ========

     In 2002, 2001 and 2000, the weighted average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, were approximately 3,747,000, 1,441,000, and 171,000, respectively. The weighted average exercise price of these options for 2002, 2001, and 2000 was $45.33, $69.74, and $93.31,
respectively.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are expensed as incurred. Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. The unamortized costs are compared to the net realizable value at each balance sheet date, and to the extent the unamortized costs exceed the net realizable value, they are written off. The Company had no capitalized costs under this statement as of December 31, 2002.

STOCK BASED COMPENSATION

     The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation ("FASB") No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                             2002            2001         2000
                                                                         ------------   ------------  -----------
Net income, as reported                                                  $   12,089     $   19,185    $   13,593
Add stock-based employee compensation expense
   included in reported net income, net of tax                                3,456          5,553         7,176
Deduct total stock-based employee compensation
   expenses determined under fair-value-based
   method for all rewards, net of related tax
   effects                                                                  (22,619)       (25,437)      (13,699)
                                                                         ------------   ------------  -----------
Net income (loss), pro forma                                             $   (7,074)    $     (699)   $    7,070
                                                                         ============   ============  ===========


Basic net income (loss) per share                 As reported                   .24            .38           .28
                                                  Adjusted pro forma           (.14)          (.01)          .14

Diluted net income (loss) per share               As reported                   .24            .37           .26
                                                  Adjusted pro forma           (.14)          (.01)          .14

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

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------

                                                        2002          2001        2000
                                                     ------------  ----------- -----------
            OPTION PLANS:                               None          None        None
            Dividends                                3.27 years    3.81 years  3.73 years
            Expected term                               4.79%         6.66%       6.18%
            Risk free interest rate                     73.5%        100.4%       85.7%
            Volatility rate

            ESPP PLAN:                                  None          None        None
            Dividends                                1.25 years    1.25 years  1.25 years
            Expected term                               3.12%         5.79%       5.97%
            Risk free interest rate                     75.3%         77.1%       67.4%
            Volatility rate

VALUATION OF STRATEGIC INVESTMENTS

     As of December 31, 2002 and 2001, the adjusted cost of our strategic investments totaled $28.7 million and $58.1 million, respectively. We review our investments in non-public companies and estimate the amount of any other-than-temporary impairment incurred during the current year based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. Our portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and private-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from the most recent financing rounds. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

DERIVATIVES

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the intended use of the derivative and whether it is designated and qualifies for hedge accounting. The Company adopted SFAS No. 138 concurrently with SFAS No. 133 in the first quarter of fiscal 2001. The Company has not engaged in any transactions involving derivative instruments or hedging activities in 2000, 2001 or 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset. The Statement will be effective for fiscal years beginning after June 15, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation and thus is not affected by the provisions of this Statement relating to methods of transition to the fair value method. The Company will adopt the interim disclosure provisions for its interim financial statements beginning with the period ending March 31, 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN No. 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company had no variable interest entities as of December 31, 2002.

     (2) Financial Statement Details

INVENTORIES

     Inventories consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------

        Raw materials                                  $    150    $     33
        Finished goods                                      254         309
                                                      ----------  ----------
                                                       $    404    $    342
                                                      ==========  ==========

PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following (in thousands):

                                                                        December 31,
                                                                   ------------------------
                                                                      2002         2001
                                                                   -----------  -----------
           Machinery and equipment                                  $  3,979     $  7,265
           Leasehold improvements                                      1,999        1,281
           Furniture and fixtures                                      6,913        1,601
                                                                   -----------  -----------

                                                                      12,891       10,147
           Less accumulated depreciation and amortization              6,785        5,810
                                                                   -----------  -----------

                                                                    $  6,106     $  4,337
                                                                   ===========  ===========

OTHER ASSETS

     Other assets include investments in non-marketable securities of privately held companies. The Company intends to hold its investments in non-marketable securities for the long-term and monitors the recoverability of these investments based on management's estimates of the net realizable value based on the achievement of business plans, objectives, and current market conditions, among other factors. In 2001, the Company invested an aggregate of $17.0 million in RioPort, Inc., iVAST, Inc., Widevine Technologies, Inc., NTRU Cryptosystems, Inc. and Digital Fountain, Inc. During 2002, consistent with our policy for evaluating recoverability of these investments, we concluded that impairment of our investments in Widevine, Command Audio Corporation, Digital Fountain and NTRU Cryptosystems was other-than-temporary. Accordingly, we wrote off the book value of these investments during 2002 and took an aggregate charge to earnings of $11.6 million for the year ended December 31, 2002. This was in addition to a change of $5.6 million for impairments on our investments in TTR and Digimarc, which are publicly traded companies. During 2001, we concluded that impairment of our investments in AudioSoft, InterActual Technologies, RioPort and SecureMedia was other-than-temporary. Accordingly, we wrote off the book value of these investments during 2001 and took an aggregate charge to earnings of $6.9 million for the year ended December 31, 2001. The carrying amounts of such investments, net of impairment charges, which are accounted for on the cost basis, are as follows (in thousands):

                                                                          December 31,
                                                                   ---------------------------
                                                                        2002          2001
                                                                   --------------  -----------
           Minority equity investments                              $     5,562     $ 17,188
           Deposits and other assets                                        476          462
                                                                   --------------  -----------

                                                                    $     6,038     $ 17,650
                                                                   ==============  ===========

ACCRUED EXPENSES

     Accrued expenses consisted of the following (in thousands):

                                                                          December 31,
                                                                   ---------------------------
                                                                      2002           2001
                                                                   ------------   ------------
           Accrued compensation                                      $   4,678      $   2,704
           Restructuring reserve                                            --            196
           Customer refund payable                                       1,551             --
           Accrued professional fees                                       803            716
           Income taxes payable and other accrued taxes                  6,616            666
           Other accrued liabilities                                     1,875            561
                                                                   ------------   ------------

                                                                     $  15,523      $   4,843
                                                                   ============   ============

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, consisted of the following (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                  2002       2001       2000
                                                               ---------  ---------   ---------
           Interest income                                     $  7,081   $ 10,590    $ 10,913
           Interest expense                                          --         (1)         (5)
           Other income (expense)                                   237       (192)       (194)
                                                               ---------  ---------   ---------

                                                               $  7,318   $ 10,397    $ 10,714
                                                               =========  =========   =========

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS):

                                BALANCE AT         CHARGED TO
                               BEGINNING OF        COSTS AND                       BALANCE AT END
                                  PERIOD            EXPENSES       DEDUCTIONS        OF PERIOD
                              ----------------  -----------------  -------------  -----------------

       2002                     $    1,747               621             711        $    1,657
       2001                     $    1,145               995             393        $    1,747
       2000                     $    1,059               274             188        $    1,145

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

                                                           COMPENSATION
                                                         EXPENSE RELATING
                                                          TO ACCELERATED
                                                        VESTING OF CERTAIN
                                      SEVERANCE            STOCK OPTIONS             OTHER                 TOTAL
                                   -----------------    --------------------    -----------------    ------------------
Total charge in 2001                   $     317             $    1,764           $     133              $ 2,214
Cash paid                                   (235)                    --                 (19)                (254)
Non cash charge                               --                 (1,764)                 --               (1,764)
                                   -----------------    --------------------    -----------------    ------------------
Balance at December 31, 2001           $      82             $       --           $     114              $   196
Cash paid                                    (82)                    --                (114)                (196)
                                   -----------------    --------------------    -----------------    ------------------
Balance at December 31, 2002           $      --             $       --           $      --              $    --
                                   ==================   ====================    =================    ==================

(4) TRANSACTIONS WITH RELATED PARTIES

     In December 1997, the Company made its initial investment in Digimarc (Nasdaq, symbol DMRC), a world leader in digital watermark technology and applications. The Company made two subsequent investments in June 1999 and October 2000 for a total of $25.3 million. Digimarc completed an initial public offering in December 1999, and the Company owned approximately 11.5% of the outstanding shares of Digimarc as of December 31, 2002. The Company has an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address digital-to-digital copying associated with next-generation recordable DVD and digital videocassette recording devices. In addition, the Company has an exclusive marketing agreement with Digimarc through December 31, 2002, with minimum royalty payments of $2.0 million. As of December 31, 2002 the Company has paid a total of $2.0 million under this agreement. Amounts expensed under this agreement are included in cost of revenues - license fees.

     In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR Technologies, Inc. ("TTR"), a public company (Nasdaq, symbol
TTRE). In addition, the Company has entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD-recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. Pursuant to the agreement, TTR reimbursed the Company $1,000,000 of engineering and marketing expenses in 2000. This amount was included as a reduction in research and development expense in 2000. As of December 31, 2002, the Company holds approximately 10.3% of the outstanding shares of TTR. In November 2002, the Company signed a definitive agreement with TTR to acquire patents and other assets for approximately $5.3 million in cash as well as its stock in TTR. The Company expects this transaction to close in the second quarter of 2003, subject to certain closing conditions being met. As of December 31, 2002, the Company's investment in TTR stock had a carrying value of $339,000.

     During the year ended December 31, 2001, the Company recorded $1.8 million of revenue from iVAST and $900,000 from RioPort from the sale of software, maintenance and royalties. The Company invested $5.0 million and $3.5 million in iVAST, Inc. and RioPort, Inc., respectively, in 2001.

     The Company leased certain of its premises in San Jose, California from a related party. Rent paid to such related party amounted to $245,000, $635,000, and $538,000 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, this lease agreement has been terminated.

(5) STOCKHOLDERS' EQUITY

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

STOCK OPTION AND PURCHASE PLANS

     In December 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Equity Incentive Plan"), which serves as the successor to the Company's 1988 Stock Option Plan (the "1988 Plan"). Options granted under the 1988 Plan before its termination continue to remain outstanding in accordance with their terms, but no further options may be granted under the 1988 Plan. Nonstatutory stock options and incentive stock options granted under the 1988 Plan were exercisable at prices not less than 85% and 100%, respectively, of the fair value of the Company's common stock on the date of grant, as determined by the Company's Board of Directors. The options were generally exercisable over a 3-year vesting period and expire 7 to 10 years from date of grant.

     Pursuant to the 1996 Equity Incentive Plan, the Company's Board of Directors has reserved 5,088,888 shares of common stock for issuance. In May 1998, an additional 1,600,000 shares were reserved by approval of the Board of Directors and stockholders. The 1996 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 1996 Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Options granted under the 1996 Equity Incentive Plan will have a maximum term of ten years and generally vest over three years at the rate of 1/6, 1/3 and 1/2, respectively.

     In December 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 560,000 shares of common stock for issuance thereunder. The Purchase Plan was effective upon the Company's initial public offering in March 1997. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between

1% and 20% of the employee's compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period. The Company's stockholders approved the Purchase Plan in February 1997. In 2002, 2001 and 2000, the Company issued 89,280, 57,003 and 73,943 shares, respectively, pursuant to the Purchase Plan. In June 2002, an additional 250,000 shares of common stock were reserved for issuance under the Purchase Plan.

     In August 2000, the Company adopted the 2000 Equity Incentive Plan, which serves as the successor to the Company's 1996 Equity Incentive Plan. The total number of shares of Macrovision common stock for which options and other stock awards may be granted under the 2000 Equity Incentive Plan was increased from 4,500,000 to 6,300,000 in June 2002, and the maximum number of stock options that the Company may grant to any individual in any calendar year is 500,000, in each case subject to adjustment as described below.

     The shares available for issuance under the 2000 Equity Incentive Plan may be authorized but unissued shares of common stock or shares of common stock that the Company reacquires. If any options expire or are forfeited or canceled, the shares are added back to the total number of shares available for issuance under the 2000 Equity Incentive Plan.

     In December 1996, the Company's Board of Directors adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 240,000 shares of common stock for issuance thereunder. In June 2000, the Board of Directors increased the number of shares of common stock reserved for issuance under the Directors Plan by 126,000 shares. In June 2002, an additional 200,000 shares were reserved for issuance under the Directors Plan. The Company's stockholders approved the Directors Plan in February 1997 and approved the share increases in August 2000 and June 2002. The Directors Plan provides each eligible director an initial grant of a nonqualified option to purchase 40,000 shares (increased from 20,000 shares prior to 1999) of common stock on the date the eligible director first becomes a director, with each initial option granted after 1999 vesting in monthly increments over a three-year period. The Directors Plan provides for additional annual grants of nonqualified options to each eligible director to purchase 15,000 shares of common stock on each anniversary of the date such person became a director, with monthly vesting over one year. Prior to 2001, the annual grants under the Directors Plan were for 10,000 shares vesting over one year (in 2000), for 30,000 shares vesting over three years (in 1999), and for 12,000 shares vesting over four years (prior to 1999).

     During 2002, 2001 and 2000, the Company granted options to purchase 85,000, 75,000 and 30,000 shares, respectively, of common stock to outside directors under the Directors Plan.

     The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, compensation cost has been recognized in the accompanying consolidated financial statements for its plans when the exercise price of each option was less than the fair value of the underlying common stock as of the grant date for each stock option. With respect to the options assumed in connection with the acquisition of Globetrotter, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization expenses recognized in 2002, 2001 and 2000 relating to the Globetrotter totaled $6.3 million, $9.6 million and $15.5 million, respectively.

STOCK REPURCHASE PROGRAM

     In May 2002, the Board authorized a 5.0 million share repurchase program, which allowed the Company to purchase shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of the Company's management. Through December 31, 2002, the Company had repurchased 3.0 million shares at a total cost of $38.5 million. As of December 31, 2002, 2.0 million shares remained authorized for repurchase.

     Activity under the Company's option plans is as follows:

                                                                                     WEIGHTED-AVERAGE
                                                                 NUMBER OF SHARES     EXERCISE PRICE
                                                                ------------------   ----------------
Outstanding as of December 31, 1999                                    3,427,898             7.92
Granted                                                                1,786,788            39.09
Canceled                                                                (184,828)           18.35
Exercised                                                             (1,203,768)            3.86
                                                                ------------------

Outstanding as of December 31, 2000                                    3,826,090            23.27
Granted                                                                2,091,505            45.59
Canceled                                                                (299,308)           47.18
Exercised                                                               (943,882)            6.20
                                                                ------------------


Outstanding as of December 31, 2001                                    4,674,405            43.71
Granted                                                                2,354,625            21.31
Canceled                                                                (377,467)           38.98
Exercised                                                               (516,260)            5.24
                                                                ------------------

Outstanding as of December 31, 2002                                    6,135,303            32.24
                                                                ==================
                                                                                             December 31,
                                                                          ----------------------------------------------------
                                                                              2002                2001               2000
                                                                          --------------      --------------     -------------
      Options exercisable at end of year                                      2,283,744           1,117,695           648,634

      Weighted average fair value of options granted during the period      $     11.24         $     32.18        $    47.75


     The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                         OUTSTANDING                                     EXERCISABLE
                                  ----------------------------------------------------------  ----------------------------------
                                                   WEIGHTED AVERAGE                                              WEIGHTED
                                      NUMBER           REMAINING         WEIGHTED AVERAGE         NUMBER          AVERAGE
RANGE OF EXERCISE PRICES            OF SHARES      CONTRACTUAL LIFE       EXERCISE PRICE        EXERCISABLE    EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------------------

$    0.675 - $ 12.910                  1,309,485          6.51              $     9.34              1,125,674     $    9.52
$   13.100 - $ 25.300                  2,234,843          9.23              $    21.17                190,714     $   21.98
$   26.300 - $ 63.600                  1,727,579          8.42              $    40.13                548,041     $   43.96
$   64.320 - $102.313                    863,396          7.89              $    79.35                419,315     $   79.80
                                  ---------------                                             ----------------

                                       6,135,303          8.24              $    32.24              2,283,744     $   31.73
                                  ===============                                             ================

(6) INCOME TAXES

     The components of income before provision for (benefit from) income tax are as follows:

                                                                  Year Ended December 31,
                                                     -------------------------------------------------
(in thousands)                                            2002               2001             2000
                                                     ---------------  ----------------  --------------

Domestic income                                      $      9,696     $      23,370     $      29,768
Foreign income (loss)                                      12,220             9,789              (350)
Income before provision for income taxes             $     21,916     $      33,159     $      29,418

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                          ------------------------------------
                                                                              2002        2001         2000
                                                                          -----------  ----------  -----------
Current:
   Federal                                                                $  13,607    $   6,183   $   4,931
   State                                                                      1,432        1,200         592
   Foreign                                                                    1,289        1,763       1,339
                                                                          -----------  ----------  -----------
      Total current                                                          16,328        9,146       6,862
                                                                          -----------  ----------  -----------
Deferred:
   Federal                                                                   (6,295)      (1,936)     (3,793)
   State                                                                     (1,030)        (577)       (593)
                                                                          -----------  ----------  -----------
      Total deferred tax expense                                             (7,325)      (2,513)     (4,386)
                                                                          -----------  ----------  -----------
Charges in lieu of income taxes associated with the exercise of stock
      options                                                                   824        7,341      13,349
                                                                          -----------  ----------  -----------
Total tax expense                                                         $   9,827    $  13,974   $  15,825
                                                                          ===========  ==========  ===========

     Income tax expense for the years ended December 31, 2002, 2001, and 2000, differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                              2002       2001        2000
                                                                          ----------  ----------  -----------
Federal tax statutory rate                                                $   7,670   $  11,606   $  10,296
State taxes                                                                     160         976       1,399
Income tax credits                                                             (286)       (258)       (374)
Foreign tax differential                                                      2,305         917        (129)
Exempt interest                                                                (849)       (306)       (376)
Nondeductible expenses related to acquisition of Globetrotter                    --          --       1,480
Deferred Stock Compensation                                                     804          --          --
Globetrotter pre-merger loss                                                     --          --       2,649
Change in valuation allowance                                                    --       1,440          --
Others                                                                           23        (401)        880
                                                                          ----------  ----------  -----------

Total tax expense                                                         $   9,827   $  13,974   $  15,825
                                                                          ==========  ==========  ===========

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                            2002           2001
                                                                        ------------  ------------
       Deferred tax assets:
          Accruals, reserves and others                                  $     523     $   1,878
          Allowance for doubtful accounts                                      571           666
          Property and equipment                                               364           720
          Deferred revenue                                                   1,358         1,304
          Intangible assets                                                  7,821         5,719
          State taxes                                                          332            --
          Impairment losses on investments                                   9,442         2,724
          Net operating losses                                               1,544         1,544
                                                                        ------------  ------------

             Gross deferred tax assets                                      21,955        14,555
             Valuation allowance                                            (1,440)       (1,440)
                                                                        ------------  ------------
             Total deferred tax assets                                      20,515        13,115

       Deferred tax liabilities:
          Patents                                                           (1,670)       (1,617)
          Sec. 481 adjustment                                                  (21)           --
          Unrealized gains                                                    (158)       (5,666)
                                                                        ------------  ------------

             Total deferred tax liabilities                                 (1,849)       (7,283)
                                                                        ------------  ------------
             Net deferred tax assets                                     $  18,666     $   5,832
                                                                        ============  ============

     There was no change in the total valuation allowance for the year ended December 31, 2002 or 2001. In 2000, a valuation allowance of $1.4 million was established. Net deferred tax assets as of December 31, 2002 include a deferred tax liability of approximately $158,000 of net unrealized capital gains, which primarily relates to the Company's investment in Digimarc.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2002.

     Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management's intention to reinvest such undistributed earnings outside the U.S. indefinitely. Undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided aggregate approximately $12.3 million at December 31, 2002. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $2.8 million.

(7) COMMITMENTS

LEASES

     The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2002 were as follows (in thousands):

                                                              Operating
                                                               Leases
                                                             ------------

        2003                                                 $     2,942
        2004                                                       2,981
        2005                                                       2,981
        2006                                                       3,067
        2007                                                       3,173
        2008 and thereafter                                       14,108
                                                             ------------

        Total                                                $    29,252
                                                             ============




     Rent expense was $3,720,000, $1,488,000, and $1,278,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $11,000 in 2002. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan, but has made voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee's contribution, up to a maximum annual matching contribution of $2,200, $2,100 and $2,100 in 2002, 2001, and 2000,
respectively. For employees over 50 years of age, the contribution limit was $12,000 in 2002 and the Company's maximum annual matching contribution was $2,400. Matching contributions aggregated $157,000, $204,000 and $80,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and are fully vested after three years of service.

SOFTWARE INDEMNIFICATION

     The Company sells software licenses and services to its customers under contracts. Each contract contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company's software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party.

     As of December 31, 2002, the Company has not been subject to any material infringement claims and does not have any infringement claims pending.

(8) SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in four industry segments as follows: video copy protection (the "Video Technology Division"), music copy protection (the "Music Technology Division"), consumer software copy protection (the "Consumer Software Division") and electronic license management ("ELM") software (the "Enterprise Software Division"). These are the operating segments that are regularly evaluated by the chief executive officer in deciding how to allocate resources and in assessing performance. In the video copy protection segment, the Company licenses its copy protection technologies for videocassette, DVD and digital pay-per-view applications. In December 2002, we formed the Music Technology Division to address the needs of the music industry. In the music copy protection segment, the Company licenses its copy protection technologies for CDs. In the consumer software copy protection segment, the Company licenses copy protection technology and digital rights management technology primarily in the PC multimedia software market. In the electronic license management software segment, the Company licenses ELM solutions for enterprise applications to independent software vendors ("ISVs"), and software asset management tools for end-user customers.

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

     The following segment reporting information of the Company is provided (in thousands):

REVENUE BY SIGNIFICANT PRODUCT GROUP:

                                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                     2002                2001              2000
                                                               ----------------    ----------------  ---------------
      Video Technology Division:
         DVD                                                      $    45,987         $    37,610       $    20,867
         Videocassette                                                  7,611              11,509            12,899
         Pay-Per-View                                                  10,971              13,207            15,062
                                                               ----------------    ----------------  ---------------
           Total                                                       64,569              62,326            48,828
      Consumer Software Division                                       10,142              10,062             8,372
      Enterprise Software Division                                     26,894              25,643            21,770
      Music Technology Division                                           400                   -                 -
      Other                                                               257                 782             1,146
                                                               ----------------    ----------------  ---------------
      Total                                                       $   102,262         $    98,813       $    80,116
                                                               ================    ================  ===============
OPERATING INCOME:
                                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    2002                2001              2000
                                                               ----------------    ----------------  ---------------
Video Copy Protection                                             $    55,548         $    55,055       $    40,973
Consumer Software Copy Protection                                       5,014               5,572             3,417
Electronic License Management Software                                 13,912              13,753            14,828
Music Copy Protection                                                    (235)                 --                --
Other                                                                    (711)                447               436
                                                               ----------------    ----------------  ---------------
  Segment income                                                       73,528              74,827            59,654

Research and development                                               11,880               9,285             7,822
General and administrative                                             15,035              13,245            12,717
Amortization of goodwill and other intangibles from
   acquisitions                                                         2,544              10,870             4,878
Amortization of deferred stock-based compensation                       6,261               9,591            15,533
In-process research and development                                     6,000                  --                --
Restructuring expenses                                                     --               2,214                --
                                                               ----------------    ----------------  ---------------
   Operating income                                               $    31,808         $    29,622       $    18,704
                                                               ================    ================  ===============

     In 1999, the Company acquired $4.8 million of goodwill in the Consumer Software Copy Protection segment. In 2000, the Company acquired $22.2 million of goodwill in the Electronic License Management Software segment. In November 2002, the Company acquired $6.9 million of goodwill in the Music Copy Protection segment. There have been no write-offs or write-downs of goodwill in any of these segments.

INFORMATION ON REVENUE BY GEOGRAPHIC AREAS:

                                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                      2002                2001              2000
                                                 ----------------    ----------------  ---------------
      United States                                  $   67,326          $   54,169        $   46,245
      International                                      34,936              44,645            33,871
                                                 ----------------    ----------------  ---------------

      Total Revenue                                  $  102,262          $   98,813        $   80,116
                                                 ================    ================  ===============

     Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

(9) CONTINGENCIES

     The Company is involved in legal proceedings related to some of its intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

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

     On January 18, 2002, the Company filed a summary judgment motion to dismiss some of the counterclaims from Rainbow et al. and Judge Fogel granted the Company's motion to dismiss. On June 3, 2002, the Company filed another summary judgment motion to dismiss additional counterclaims from Rainbow et al. and the Company's motion to dismiss was later denied. On July 22, 2002, the Company filed three more summary judgment motions to dismiss additional counterclaims from Rainbow et al. On August 26, 2002, Judge Fogel granted two of the Company's motions. On October 7, 2002, Judge Fogel held a hearing on the third motion. While a decision was pending on the third motion, on September 30, 2002 the Company filed yet two more motions to dismiss all remaining counterclaims and a request for leave to file motion for reconsideration of the patent infringement case or in the alternative for leave to supplement the record. A hearing was held on November 4, 2002. On or about November 18, 2002, Judge Fogel granted all of the Company's motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

     On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On or about January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. The Company and Rainbow have reached a general agreement to dismiss all cross-appeals between Globetrotter and Rainbow. A final dismissal still needs to be completed. The cross-appeals between Globetrotter versus Ken Greer and Elan remain active. The briefs associated with these remaining appeals are expected on or around March 31, 2003.

     If an adverse ruling is ultimately reached on the remaining appeals in a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court. Although the English translation is not yet available, the Company's German litigation counsel has communicated to the Company that Professor Plantholt's opinion may not be favorable to the Company. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be US$25,000.

KRYPTON CO., LTD. V. MACROVISION CORPORATION

     Krypton Co., Ltd., a Japanese company, filed an invalidation claim against one of the Company's copy protection patents in Japan. After a hearing in March 1999, the Japanese Patent Office recommended that the Company's patent be invalidated. On December 27, 1999, the Company appealed this decision to the Tokyo High Court, and on March 21, 2000, the Tokyo High Court revoked the Japanese Patent Office's decision. In connection with this ruling, the scope of the Company's claims under the patent was slightly reduced, but this is not expected to have a material adverse effect on the value of this patent to the Company's business. In short, the patent remains valid and part of the Company's business. On November 22, 2000, Krypton made an appeal in the Tokyo High Court regarding its earlier decision. On March 3, 2003 (unaudited), the Tokyo High Court rejected Krypton's arguments and reaffirmed its earlier decision. Krypton may appeal the decision to the Japanese Supreme Court. Even if an adverse ruling ultimately were reached on this invalidation claim, it would not have a material adverse effect on the Company's business.

DIGIMARC V. VERANCE CORPORATION

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC.

     On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California, San Jose Division, against us and Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXlm software and distributed FLEXlm software containing this code without Yield Dynamics' permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale or products containing the interface code, and actual, compensatory and punitive damages.

We answered Yield Dynamic's complaint and have asserted a counterclaim for declaratory relief. The action is currently in the initial stages of discovery.

     Although we do not expect a material adverse result, we are unable to provide an estimate of the range or amount of potential loss in the event of an adverse ruling. We intend to contest the case vigorously.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.

     As of December 31, 2002, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.