Form 10-Q
period 2003-03-31
MACROVISION CORP
filed 2003-05-09
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

                                       or

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
         Yes    X    No
              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of May 1, 2003
      Common stock, $0.001 par value               48,553,871


                                MACROVISION CORPORATION
                                       FORM 10-Q
                                         INDEX

                            PART I - FINANCIAL INFORMATION
                                                                                 Page
Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002.                                              1

          Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 2003 and 2002.                 2

          Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2003 and 2002.                 3

          Notes to Condensed Consolidated Financial Statements.                   4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                 15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.            26

Item 4.   Controls and Procedures.                                               27

                              PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                     28

Item 2.   Changes in Securities and Use of Proceeds.                             30

Item 3.   Defaults Upon Senior Securities.                                       30

Item 4.   Submission of Matters to a Vote of Security Holders.                   30

Item 5.   Other Information.                                                     30

Item 6.   Exhibits and Reports on Form 8-K.                                      30

          Signatures                                                             31


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            2003                     2002
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     73,625             $    98,691
   Short-term investments                                                       67,175                  72,989
   Accounts receivable, net of allowance for doubtful accounts of
     $1,410 and $1,657, respectively                                            24,538                  28,237
   Income taxes receivable                                                       9,355                   9,242
   Deferred tax assets                                                           4,734                   4,695
   Prepaid expenses and other current assets                                     5,010                   5,367
                                                                     --------------------     -------------------
          Total current assets                                                 184,437                 219,221

   Long-term marketable investment securities                                   88,261                  38,696
   Property and equipment, net                                                   6,091                   6,106
   Patents, net                                                                  4,652                   4,593
   Goodwill                                                                     24,581                  24,673
   Other intangibles from acquisitions, net                                     10,455                  11,368
   Deferred tax assets                                                          13,563                  13,971
   Other assets                                                                  6,043                   6,038
                                                                     --------------------     -------------------
                                                                          $    338,083             $   324,666
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      3,850             $     3,269
   Deferred revenue                                                              9,964                   8,567
   Other current liabilities                                                    17,450                  15,523
                                                                     --------------------     -------------------
          Total current liabilities                                             31,264                  27,359

Notes payable                                                                       17                      17
Other non current liabilities                                                      699                     431
                                                                     --------------------     -------------------
          Total Liabilities                                                     31,980                  27,807

Stockholders' equity:
   Common stock                                                                     52                      51
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  285,318                 284,031
   Deferred stock-based compensation                                            (2,256)                 (3,024)
   Accumulated other comprehensive income                                        2,176                   1,933
   Retained earnings                                                            59,263                  52,318
                                                                     --------------------     -------------------
          Total stockholders' equity                                           306,103                 296,859
                                                                     --------------------     -------------------
                                                                          $    338,083             $   324,666
                                                                     ====================     ===================

                 See the accompanying notes to these condensed consolidated financial statements.


                    MACROVISION CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             ------------------------------------
                                                                   2003               2002
                                                             -----------------  -----------------
Revenues:
   Licenses                                                        $  25,242          $  21,211
   Services                                                            2,810              2,455
                                                             -----------------  -----------------
        Total revenues                                                28,052             23,666
Cost of revenues:
   License fees                                                          939              1,165
   Service fees                                                          543                498
   Amortization of intangibles from acquisitions                         856                540
                                                             -----------------  -----------------
        Total cost of revenues                                         2,338              2,203
                                                             -----------------  -----------------
Gross profit                                                          25,714             21,463
Operating expenses:
   Research and development                                            3,743              2,537
   Selling and marketing                                               6,404              4,760
   General and administrative                                          4,324              3,048
   Amortization of intangibles from acquisitions                           -                149
   Amortization of deferred stock based compensation*                    768              2,083
                                                             -----------------  -----------------
        Total operating expenses                                      15,239             12,577
                                                             -----------------  -----------------
        Operating income                                              10,475              8,886
   Impairment losses on investments                                        -             (5,477)
   Interest and other income, net                                      1,100              2,101
                                                             -----------------  -----------------
        Income before income taxes                                    11,575              5,510
   Income taxes                                                        4,630              2,536
                                                             -----------------  -----------------
        Net income                                                 $   6,945          $   2,974
                                                             =================  =================


Basic net earnings per share                                       $    0.14          $    0.06
                                                             =================  =================
   Shares used in computing basic net earnings per share              48,514             50,971
                                                             =================  =================

Diluted net earnings per share                                     $    0.14          $    0.06
                                                             =================  =================
   Shares used in computing diluted net earnings per share            48,722             51,545
                                                             =================  =================

*    The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                                           --------------------------------------
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                           --------------------------------------
                                                                   2003               2002
                                                             -----------------  -----------------

   Cost of revenues                                                $      80          $     117
   Research and development                                              138                444
   Selling and marketing                                                 347              1,257
   General and administrative                                            203                265
                                                             -----------------  -----------------
                                                                   $     768          $   2,083
                                                             =================  =================

         See the accompanying notes to these condensed consolidated financial statements.


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                  ----------------------------------------------
                                                                           2003                     2002
                                                                  ----------------------    --------------------
Cash flows from operating activities:
Net income                                                              $     6,945             $     2,974
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                              725                     525
     Amortization of goodwill and other intangibles from
       acquisitions                                                             856                     689
     Amortization of deferred stock-based compensation                          768                   2,083
     Tax benefit from stock options                                             112                     765
     Impairment losses on investments                                             -                   5,477
     Changes in operating assets and liabilities:
       Accounts receivable,net                                                3,785                  (1,714)
       Deferred revenue                                                       1,328                    (908)
       Other assets                                                             235                     840
       Other liabilities                                                      2,751                     298
                                                                  ----------------------    --------------------
          Net cash provided by operating activities                          17,505                  11,029

Cash flows from investing activities:
     Purchases of long-term marketable investment securities                (56,142)                      -
     Sales or maturities of long-term marketable investment
       securities                                                             7,578                  20,130
     Purchases of short-term investments                                    (48,089)                (38,809)
     Sales or maturities of short-term investments                           53,807                  36,996
     Acquisition of property and equipment                                     (538)                 (2,070)
     Other investing activities                                                (548)                   (181)
                                                                  ----------------------    --------------------
       Net cash used in investing activities                                (43,932)                 16,066

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                   1,169                   1,656
                                                                  ----------------------    --------------------
     Net cash provided by financing activities                                1,169                   1,656
Effect of exchange rate changes on cash and cash equivalents                    192                     (20)
                                                                  ----------------------    --------------------
Net increase in cash and cash equivalents                                   (25,066)                 28,731
Cash and cash equivalents at beginning of period                             98,691                  26,112
                                                                  ----------------------    --------------------
Cash and cash equivalents at end of period                              $    73,625             $    54,843
                                                                  ======================    ====================

Supplemental cash flow information:
   Income taxes paid                                                    $     1,094             $         -

                 See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as described in Notes 3 and 4, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2003 or any other future interim period.

         Certain prior period amounts have been reclassified on the December 31, 2002 condensed consolidated balance sheet and the March 31, 2002 condensed consolidated statement of income to conform to the current period presentation.

STOCK BASED COMPENSATION

         The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -----------------------------
                                                                                    2003            2002
                                                                                -------------   -------------
Net income, as reported                                                         $    6,945      $    2,974
Add stock-based employee compensation expense
   included in reported net income, net of tax                                         461           1,125
Deduct total stock-based employee compensation
   expenses determined under fair-value-based
   method for all rewards, net of related tax
   effects                                                                          (7,814)        (11,412)
                                                                                -------------   -------------
Net loss, pro forma                                                             $     (408)     $   (7,313)
                                                                                =============   =============


Basic net income (loss) per share                    As reported                      0.14            0.06
                                                     Adjusted pro forma              (0.01)          (0.14)

Diluted net income (loss) per share                  As reported                      0.14            0.06
                                                     Adjusted pro forma              (0.01)          (0.14)

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

         The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                        --------------------------------
                                             2003             2002
                                        ---------------  ---------------
         OPTION PLANS:
         Dividends                           None             None
         Expected term                    3.31 years       3.36 years
         Risk free interest rate            3.75%            3.95%
         Volatility rate                    77.30%           73.50%

         ESPP PLAN:
         Dividends                           None             None
         Expected term                    1.44 years       1.33 years
         Risk free interest rate            2.76%            4.54%
         Volatility rate                    75.90%           83.50%

         The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 were $12.23 and $32.66, respectively.

NOTE 2 - REVENUE RECOGNITION

         The Company's revenue primarily consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's copy protection technology, licenses for the Company's software products, and related maintenance and services revenues.

ROYALTY REVENUES

         Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software businesses, the Company has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from customers in our pay-per-view ("PPV") and Music Technology Division is currently recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

SOFTWARE LICENSING REVENUES

         The Company recognizes revenue on its software products in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company remain; the fee is fixed or determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond six months to not be fixed or determinable, and, accordingly, revenue is recognized as amounts under such arrangements become due and payable. The Company assesses collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

         For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value ("VSOE") exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized ratably over the maintenance contract period. The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

         When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements where the services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

PROFESSIONAL SERVICES REVENUES

         The Company provides consulting and training services to its customers. Revenue from such services is generally recognized as the services are performed, except in situations where services are included in an arrangement accounted for under SOP 81-1.

MAINTENANCE REVENUES

         Maintenance agreements generally call for the Company to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying financial statements.


NOTE 3 - INVESTMENTS IN MARKETABLE SECURITIES

         The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of March 31, 2003 and December 31, 2002, all marketable investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in comprehensive income (loss) as a separate component of stockholders' equity.

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

         During the three months ended March 31, 2002, the Company recorded charges of $2.5 million from other than temporary declines in the fair value of long-term marketable securities in public companies. This was in addition to a charge of $3.0 million from impairment charges related to investments in non-public companies (see Note 4). There were no charges related to other than temporary declines in the fair value of long-term marketable securities for the three months ended March 31, 2003.


NOTE 4 - OTHER ASSETS

         The Company has made certain strategic investments that it intends to hold for the long term and monitors whether there has been a decline in value that is considered other than temporary. The Company reviews its investments in non-public companies and estimates the amount of any other-than-temporary impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, each investment is reviewed for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives considered include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and non-public-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from the most recent financing rounds. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

         During the three months ended March 31, 2002, the Company recorded charges of $3.0 million relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments in non-public companies. The charge of $3.0 million for the three months ended March 31, 2002 represented approximately 5.4% of our total strategic investments in non-public and public companies at March 31, 2002. This amount has been recorded on the condensed consolidated statements of income as impairment losses on investments. During the three months ended March 31, 2003, no charges were recorded relating to impairment losses of strategic long-term investments.


NOTE 5 - EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period except for periods of operating loss for which no potential common shares are included because their effect would be anti-dilutive. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2003              2002
                                              --------------    -------------

Basic EPS - weighted average number of
   common shares outstanding                         48,514           50,971
Effect of dilutive common shares - stock
   options outstanding                                  208              574
                                              --------------    -------------
Diluted EPS - weighted average number of
   common shares and common share
   equivalents outstanding                           48,722           51,545
                                              ==============    =============

Anti-dilutive shares excluded                         4,878            2,251
                                              ==============    =============

         The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 6 - TREASURY STOCK

         In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company's Board of Directors. The Company's repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders' equity. As of March 31, 2003, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million. As of March 31, 2003, 2.0 million shares remained authorized for repurchase.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset. The Company adopted the statement effective January 1, 2003 without material effect on its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of accounting for stock-based compensation and thus is not affected by the provisions of this Statement relating to methods of transition to the fair value method. The Company has adopted the interim disclosure provisions for its interim financial statements beginning with the period ending March 31, 2003.

         In November 2002, the FASB issued FIN No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded. FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003. The Company adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

         In January 2003, the FASB issued FIN 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 or for entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company had no variable interest entities as of March 31, 2003.

NOTE 8 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of taxes, are as follows (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                              --------------------------------
                                                  2003              2002
                                              --------------    --------------

Net income                                      $    6,945        $    2,974
Other comprehensive income (loss):
   Unrealized gains on investments                     536               819
   Foreign currency translation adjustments           (293)             (327)
                                              --------------    --------------
Comprehensive income                            $    7,188        $    3,466
                                              ==============    ==============


NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

         Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses. The following segment reporting information of the Company is provided (dollars in thousands):

NET REVENUES:
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                             ----------------------------------
                                                  2003               2002
                                             ----------------    --------------

Video Technology Division
     DVD                                       $    13,929        $   10,599
     Videocassette                                   1,737             1,519
     Pay-Per-View                                    2,958             3,148
Consumer Software Division                           1,709             2,086
Enterprise Software Division                         6,949             6,228
Music Technology Division                              762                 -
Other                                                    8                86
                                             ----------------    --------------
                                               $    28,052        $   23,666
                                             ================    ==============

SEGMENT INCOME:
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                             ----------------------------------
                                                  2003              2002
                                             ----------------    --------------

Video Technology Division                     $     16,292        $   13,369
Consumer Software Division                             591               800
Enterprise Software Division                         3,557             3,249
Music Technology Division                             (138)                -
Other                                                 (136)             (175)
                                             ----------------    --------------
  Segment income                                    20,166            17,243
Research and development                             3,743             2,537
General and administrative                           4,324             3,048
Amortization of goodwill and other
  intangibles from acquisitions                        856               689
Amortization of deferred stock-based
  compensation                                         768             2,083
                                             ----------------    --------------
                                              $     10,475        $    8,886
                                             ================    ==============

INFORMATION ON NET REVENUES BY GEOGRAPHIC AREA:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                             -------------------------------
                                                 2003              2002
                                             --------------    -------------

United States                                     $ 16,836         $ 10,784
International                                       11,216           12,882
                                             -------------------------------
                                                  $ 28,052         $ 23,666
                                             ==============    =============

         Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.


NOTE 10 - CONTINGENCIES

         The Company is involved in legal proceedings related to some of its intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

         In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, the Company acquired Globetrotter.

         In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al.

         In 2002, the Company filed a series of summary judgment motions to dismiss some of the counterclaims from Rainbow et al. The Federal District Court granted all of the Company's motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

         On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. We anticipate filing our appeal brief sometime in early May 2003.

         If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC.

         On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California, San Jose Division, against the Company and Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that the Company distributed FLEXLM software containing this code without Yield Dynamics' permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. The Company answered Yield Dynamic's complaint and has asserted a counterclaim for declaratory relief. The action is currently in the initial stages of discovery.

         Although the Company does not expect a material adverse result, it is unable to provide an estimate of the range or amount of potential loss in the event of an adverse ruling. The Company intends to contest the case vigorously.

         From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.

         As of March 31, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

OVERVIEW

         We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, CDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, consumer software publishers, music labels, hardware manufacturers, digital set-top box manufacturers, digital PPV system operators and commercial replicators/duplicators. In 2000, we entered the market for Enterprise License Management ("ELM") solutions for software vendors and software asset management tools for business through the acquisition of Globetrotter Software, Inc. In 2002, we enhanced our presence in the audio copy protection market with our acquisition of the assets of Midbar Tech (1998) Ltd.

         The following table provides net revenues information by product line (dollars in thousands):

                                       THREE MONTHS ENDED
                                           MARCH 31,                          CHANGE
                                ---------------------------------   ----------------------------
                                     2003              2002              $               %
                                ---------------    --------------   ------------    ------------
Video Technology Division
     DVD                              $ 13,929          $ 10,599    $   3,330          31.4%
     Videocassette                       1,737             1,519          218          14.4
     Pay-Per-View                        2,958             3,148         (190)         (6.0)
Consumer Software Division               1,709             2,086         (377)        (18.1)
Enterprise Software Division             6,949             6,228          721          11.6
Music Technology Division                  762                 -          762         100.0
Other                                        8                86          (78)        (90.7)
                                ---------------    --------------   ------------    ------------
Total                                 $ 28,052          $ 23,666    $   4,386          18.6%
                                ===============    ==============   ============    ------------

         The following table provides percentage of net revenue information by product line:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                        ------------------------------
                                            2003             2002
                                        --------------    ------------
        Video Technology Division
             DVD                              49.7%            44.8%
             Videocassette                     6.2              6.4
             Pay-Per-View                     10.5             13.3
        Consumer Software Division             6.1              8.8
        Enterprise Software Division          24.8             26.3
        Music Technology Division              2.7                -
        Other                                    -              0.4
                                        --------------    ------------
        Total                                100.0%           100.0%
                                        ==============    ============


VIDEO TECHNOLOGY DIVISION.

         Our customers have included the home video divisions of member companies of the Motion Picture Association of America ("MPAA"), videocassette duplication and DVD replication companies and a number of low volume content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs ("Special Interest"). We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners.

         DVD COPY PROTECTION. In 1997, we introduced copy protection for DVDs. Our customers have included member companies of the MPAA and Special Interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 49.7% and 44.8% of our net revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued growth in demand for our DVD copy protection solution. We expect these trends to continue as long as the growth in DVD demand exceeds future declines in our DVD copy protection average unit royalties and usage rates.

         VIDEOCASSETTE COPY PROTECTION. In 2003, we expect the trend of Hollywood studios investing proportionally more in copy protecting their DVD titles compared to VHS releases to continue. Videocassette copy protection revenues represented 6.2% and 6.4% of our net revenues for the three months ended March 31, 2003 and 2002, respectively. While our revenues in this area during the three months ended March 31, 2003 increased compared to the same period in the prior year, we believe videocassette copy protection revenues will continue its prior decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

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

         PPV COPY PROTECTION. In 1993, we introduced digital PPV copy protection to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming. Digital PPV revenues were 10.5% and 13.3% of our net revenues for the three months ended March 31, 2003 and 2002, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. The decrease in our PPV copy protection revenues is due to the continued weak digital cable and digital satellite business on a worldwide basis. We believe that revenues from PPV Copy Protection in total and as a percentage of our total revenues will continue to vary in the future.

CONSUMER SOFTWARE DIVISION.

         We entered into the market for copy protection of consumer software in 1998, when we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. SafeCast is an electronic software distribution product that facilitates web-based purchases and delivery of consumer-oriented software. In recent quarters we have seen increased market adoption of SafeCast. Consumer software division revenues represented 6.1% and 8.8% of our net revenues for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenue is due to a reduction of royalty revenues we received from our customers using our SafeDisc product. We believe that revenues from our Consumer Software Division in total and as a percentage of our total revenues will continue to vary in the future.

ENTERPRISE SOFTWARE DIVISION.

         We entered the market for electronic license management of enterprise software in August 2000. Our Enterprise Software Division generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from this business segment were 24.8% and 26.3% of our net revenues for the three months ended March 31, 2003 and 2002, respectively. Despite difficult economic conditions for enterprise software companies, our revenue for the three months ended March 31, 2003 has increased compared to the same period in the prior year. We believe that revenues from our Enterprise Software Division in total and as a percentage of our total revenues will continue to vary in the future.

MUSIC TECHNOLOGY DIVISION.

         In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we have agreed to additional contingent consideration up to $8.0 million based on a percentage of net revenues of the Music Technology Division through December 31, 2004. The transaction has been accounted for as the purchase of a business. In connection with the purchase in November, we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million. In the first quarter of 2003, we also recorded additional goodwill of $0.3 million which represents payments we are required to make to Midbar Tech (1998) Ltd. shareholders based on a percentage of the net revenues of our Music Technology Division, as noted above. Our copy protection products in this area are used by customers for copy protection, authentication, and rights management for music CDs. Music Technology revenues were 2.7% of our net revenues for the three months ended March 31, 2003. We had no revenues from Music Technology during the three months ended March 31, 2002. We expect revenues from our Music Technology Division to increase in the future.

SEASONALITY OF BUSINESS.

         We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters. We believe that this trend has been principally due to the tendency of certain of our customers to release new video, audio, and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In addition, revenues tend to be lower in the summer months, particularly in Europe.

COSTS AND EXPENSES.

         Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support costs, direct labor and benefit costs of employees time spent on billable consulting or training, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

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

REVENUE RECOGNITION

         Our revenue primarily consists of royalty fees on copy-protected products on a per unit basis, licenses for our copy protection technologies, licenses for our software products, and related maintenance and services revenues.

         ROYALTY REVENUES

         Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software businesses, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from customers in our PPV and Music Technology Division is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

         SOFTWARE LICENSING REVENUES

         We recognize revenue on our software products in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

         For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value ("VSOE") exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

         When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

         PROFESSIONAL SERVICES REVENUES

         We provide consulting and training services to our customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.

         MAINTENANCE REVENUES

         Maintenance agreements generally call for us to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying financial statements.

VALUATION OF STRATEGIC INVESTMENTS

         As of March 31, 2003, the adjusted cost of our strategic investments totaled $28.7 million. This included our investments in public and non-public companies.

         We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis.

         For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, management estimates the impairment and/or the net realizable value of the portfolio investment based on public- and non-public-company market comparable information, valuations completed for companies similar to our portfolio companies, or latest valuations from most recent financing rounds. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. Based on these measurements, $5.5 million of other-than-temporary impairment losses were recorded during the three months ended March 31, 2002. This included a $2.5 million charge for an investment in a public company and a $3.0 million charge for an investment in a non-public company. No impairment losses were recorded during the three months ended March 31, 2003.

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

         In connection with our impairment analysis to be performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting is less than its carrying amount we would be required to recognize an impairment loss.

         Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

INCOME TAXES

         We account for income taxes using the asset and liability method. As of March 31, 2003 deferred tax assets net of valuation allowances, totaled $18.3 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS

         NET REVENUES. Our net revenues increased 18.5% from $23.7 million in the first quarter of 2002 to $28.1 million in the first quarter of 2003. DVD copy protection revenues increased $3.3 million or 31.4% from $10.6 million in the first quarter of 2003 to $13.9 million in the first quarter of 2003, due to the continued growth in demand of the DVD format and a strong hit title release schedule that more than offset modest declines in our average unit royalties. Revenues from videocassette copy protection increased $0.2 million or 14.4% from $1.5 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003, due to strong demand for certain copy protected title releases on the VHS format. Digital PPV copy protection revenues decreased $0.1 million or 6.0 % from $3.1 million in the first quarter of 2002 to $3.0 million in the first quarter of 2003 due to the continued weak digital cable and digital satellite business on a worldwide basis. Consumer Software Division revenues decreased $0.4 million, or 18.1% from $2.1 million in the first quarter of 2002 to $1.7 million in the first quarter of 2003 primarily due to a reduction of royalty revenues from customers utilizing our SafeDisc product. Revenues from our Enterprise Software Division revenues increased $0.7 million, or 11.6 % from $6.2 million in the first quarter of 2002 to $6.9 million in the first quarter of 2003 primarily due to an increase in annual licensing and maintenance revenues. Other revenue from legacy video encryption businesses decreased $78,000 or 90.7% from $86,000 in the first quarter of 2002 to $8,000 in the first quarter of 2003 as fewer customers ordered these products.

         LICENSE REVENUES. Our license revenues increased by $4.0 million or 19.0% from $21.2 million in the first quarter of 2002 to $25.2 million in the first quarter of 2003. This increase was primarily due to increases in our revenues derived by our Video Technology Division in the DVD copy protection area. We also received license revenues from our Music Technology Division, which was formed in November 2002, and had as an increase in license revenues in our Enterprise Software Division.

         SERVICE REVENUES. Our service revenues increased by $0.3 million or 14.5% from $2.5 million in the first quarter of 2002 to $2.8 million in the first quarter of 2003. The increase is primarily due to an increase in maintenance revenues in our Enterprise Software Division, as well as an increase in consulting revenue.

         COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees decreased by $0.3 million or 19.4% from $1.2 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003. As a percentage of license revenues, cost of revenues from license fees decreased from 5.5% in the first quarter of 2002 to 3.7% in the first quarter of 2003. This decrease was primarily due to lower patent defense costs relating to the Rainbow litigation in the first quarter of 2003 compared to the first quarter of 2002 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

         COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees increased by $45,000 or 9.0% from $498,000 in the first quarter of 2002 to $543,000 in the first quarter of 2003. Cost of revenues from service fees as a percentage of service revenues decreased from 20.3% for the first quarter of 2002 to 19.3% for the first quarter of 2003. This increase in absolute terms was primarily due to the increase in the size of our consulting practice which required increased hiring of technical consultants, which resulted in higher employee related expenses. Additionally, this increase was partially offset by the deferral of certain costs totaling $161,000 directly associated with a customer contract currently being accounted for under the completed contract provisions of SOP 81-1. We anticipate our cost of revenues from service fees will increase in the future.

         COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles from acquisitions increased by $0.4 million or 58.5% from $0.5 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003. This increase was primarily due to the acquisition of Midbar Tech (1998) Ltd., which increased our intangible assets subject to amortization. Also, if our acquisition of TTR closes in 2003, this will result in additional increases in the amortization of intangibles included in cost of revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.2 million or 47.5% from $2.5 million in the first quarter of 2002 to $3.7 million in the first quarter of 2003. The increase is primarily due to increased headcount and increased costs for contractors and consultants as we increase our research and development efforts. These increases were primarily in our Music Technology Division, which includes headcount related to our November 2002 acquisition of Midbar Tech (1998) Ltd. Research and development expenses increased as a percentage of net revenues from 10.7% in the first quarter of 2002 to 13.3% in the first quarter of 2003. We expect research and development expenses to continue to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity as we invest in the development of new technologies across all our business areas.

         SELLING AND MARKETING. Selling and marketing expenses increased by $1.6 million or 34.5% from $4.8 million in the first quarter of 2002 to $6.4 million in the first quarter of 2003. This increase was primarily due to higher compensation expenses and increased headcount, as well as increased advertising costs. Selling and marketing expenses increased as a percentage of net revenues from 20.1% in the first quarter of 2002 to 22.8% in the first quarter of 2003. We expect selling and marketing expenses to continue to increase in absolute terms in the future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.3 million or 41.9% from $3.0 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003. The increase is due primarily to higher compensation expense and increased headcount, increased Directors' and Officers' insurance, as well as increased legal fees (excluding legal fees for patent defense which are included in cost of sales for license fees). General and administrative expenses increased as a percentage of net revenues from 12.9% in the first quarter of 2002 to 15.4% in the first quarter of 2003. We expect our general and administrative expenses to increase moderately in absolute terms in the future as we continue to support the expansion of our business and comply with the requirements of Sarbanes-Oxley.

         AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. We amortize intangibles relating to the acquisition of C-Dilla in June of 1999 on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies and non-compete agreements. We amortized $149,000 in the first quarter of 2002 related to non-compete agreements. There was no comparable amortization in the first quarter of 2003. We also amortized $417,000 in each of the first quarters of 2003 and 2002 related to intangibles for existing products and technologies. These amounts are included in our cost of revenues.

         We also amortize intangibles relating to the acquisition of net assets of Productivity through Software plc ("PtS"), the European distributor for the Enterprise Software Division, on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $133,000 and $123,000 in the first quarter of 2003 and 2002, respectively. These amounts are included in our cost of sales.

         We amortize intangibles relating to the acquisition of Midbar Tech
(1998) Ltd. in November 2002 on a straight-line basis over three to five years based on expected useful lives of existing technology, existing contracts, patents and trademarks. We amortized $306,000 in the first quarter of 2003. This amount is included in our cost of sales.

         AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the first quarters of 2003 and 2002 were $0.8 million and $2.1 million, respectively. The decrease in amortization from the first quarter of 2002 to 2003 was due to stock option forfeitures as certain former Globetrotter employees left the Company. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings through 2004.

         IMPAIRMENT LOSSES ON INVESTMENTS. During the first quarter of 2002 we recorded a charge totaling $5.5 million relating to other than temporary impairments in our public and non-public company investments. No comparable charges were recorded in the first quarter of 2003.

         INTEREST AND OTHER INCOME, NET. Interest and other income decreased $1.0 million or 47.7% from $2.1 million in the first quarter of 2002 to $1.1 million in the first quarter of 2003. The decrease is due primarily to lower interest rates.

         INCOME TAXES. For the first quarter of 2003, we recorded income taxes of $4.6 million, compared to income taxes for the first quarter of 2002 of $2.5 million. The effective tax rate for the first quarter of 2003 and 2002 was 40.0% and 46.0%, respectively. The effective tax rate of 40.0% reflects our current estimate of domestic and international revenue and income before taxes, as well as the estimated level of pre-tax income for fiscal 2003. The decrease in the effective tax rate was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions, and also a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $17.5 million and $11.0 million in the three months ended March 31, 2003 and 2002, respectively. Cash provided by operating activities increased primarily due to increases in net income and increased collections, as well as an increase in our liabilities. The availability of cash generated by our operations could be affected by, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Investing activities used net cash of $43.9 million in the three months ended March 31, 2003 and provided net cash of $16.1 million in the three months ended March 31, 2002. Cash from investing activities decreased from the prior year period mainly from the maturity of short-term marketable investments and investments in money market funds that were reinvested in longer term investments for more favorable interest rates. The decrease in capital expenditures of $1.5 million is primarily due to leasehold improvements and furniture and fixtures for our new office space, which occurred in the first quarter of 2002 resulting in a larger amount of capital expenditures in that quarter when compared to the first quarter of 2003.

         Net cash provided by financing activities was $1.2 million and $1.7 million in the three months ended March 31, 2003 and 2002, respectively, from the issuance of common stock from options and stock purchase plans.

         At March 31, 2003, we had $73.6 million in cash and cash equivalents, $67.2 million in short-term investments and $88.3 million in long-term marketable investment securities, which includes the fair market value of our strategic investments in two public companies, Digimarc and TTR Technologies. At December 31, 2002, we had $98.7 million in cash and cash equivalents, $73.0 million in short-term investments and $38.7 million in long-term marketable investment securities. The decrease in cash, cash equivalents and short term investments is mainly due to the maturity of short term marketable investments and investments in money market funds which were reinvested in longer term investments for more favorable interest rates, offset by favorable cash flow provided by operations.

         The increase in long-term marketable investment securities is due to the maturity of short term investments and reinvestment of money market funds into longer term investments mentioned above, and also the increase in market value of Digimarc and TTR Technologies. We have no material commitments for capital expenditures and anticipate that capital expenditures for the remainder of the year will not exceed $3.0 million. We also have future minimum lease payments of approximately $28.6 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

         In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to additional contingent consideration up to $8.0 million based on a percentage of net revenues of the Music Technology Division until December 31, 2004.

         In November 2002, we signed an agreement with TTR Technologies to acquire patents and other assets for approximately $5.3 million in cash and the surrender of our stock in TTR. We expect this transaction to close in the second quarter of 2003, subject to meeting certain closing conditions. As of March 31, 2003, the Company's investment in TTR stock had a carrying value of $0.7 million.

         Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electronic license management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002.

         In May 2002, the Board of Directors authorized a 5.0 million share repurchase program which allowed us to purchase shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. Through March 31, 2003, we had repurchased 3.0 million shares at a total cost of $38.5 million. As of March 31, 2003, 2.0 million shares remained authorized for repurchase.

CONTRACTUAL OBLIGATIONS.

         The Company leases its facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of March 31, 2003 were as follows (in thousands):


                                                  Operating
                                                    Leases
                                                ------------

                2003                              $   2,254
                2004                                  3,015
                2005                                  2,988
                2006                                  3,061
                2007                                  3,168
                2008 and thereafter                  14,082
                                                ------------
                Total                             $  28,568
                                                ============


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

         FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $229.1 million as of March 31, 2003. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

         We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $632,000 decrease (approximately 0.3%) in the fair value of our available-for-sale securities as of March 31, 2003.

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

         STRATEGIC INVESTMENTS. We currently hold minority equity interests in Command Audio, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia, Widevine Technologies and TTR. These investments, with a carrying value totaling $29.8 million (which included $5.6 million for investments in non-public companies), represented 8.8% of our total assets as of March 31, 2003. Digimarc and TTR, which are publicly traded companies, are subject to price fluctuations based on the public market. Command Audio, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are non-public companies. There is no active trading market for their securities and our investments in them are illiquid. We may never have an opportunity to realize a return on our investment in these non-public companies, and we may in the future be required to write off all or part of one or more of these investments. During the three months ended March 31, 2002, we recorded charges of $5.5 million relating to other than temporary impairments in our public and non-public company investments. No charges were recorded for the three months ended March 31, 2003. These charges relate to some of the investments listed above. In November 2002, we signed an agreement with TTR to acquire patents and other assets for approximately $5.3 million in cash and the surrender of our stock in TTR. We expect this transaction to close in the second quarter of 2003, subject to meeting certain closing conditions. As of March 31, 2003, our investment in TTR stock had a carrying value of $0.7 million.


ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in legal proceedings related to some of its intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

         In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, the Company acquired Globetrotter.

         In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al.

         In 2002, the Company filed a series of summary judgment motions to dismiss some of the counterclaims from Rainbow et al. The Federal District Court granted all of the Company's motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

         On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. We anticipate filing our appeal brief sometime in early May 2003.

         If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC.

         On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California, San Jose Division, against the Company and Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that the Company distributed FLEXLM software containing this code without Yield Dynamics' permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. The Company answered Yield Dynamic's complaint and has asserted a counterclaim for declaratory relief. The action is currently in the initial stages of discovery.

         Although the Company does not expect a material adverse result, it is unable to provide an estimate of the range or amount of potential loss in the event of an adverse ruling. The Company intends to contest the case vigorously.

         From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.

         As of March 31, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             10.1    Offer letter to Steven Weinstein dated October 9, 2002.*
             99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 (18 U.S.C. Section 1350, as adopted).
             99.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002 (18 U.S.C. Section 1350, as adopted).

             -------------------------------------------------------------------
              * The Company has requested confidential treatment for certain portions of this Exhibit.

        (b)  Reports on Form 8-K.

                     During the quarter ended March 31, 2003, the Company filed two reports on Form 8-K. On January 9, 2003, the Company reported on Form 8-K its press release concerning the appointment of Steven Weinstein as Macrovision's Chief Technology Officer. On January 22, 2003, the Company reported on Form 8-K its press release concerning revenue and earnings results for the fourth quarter of 2002, as well as revenue and earnings estimates for 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:



Date:       May 9, 2003          By:    /s/ William A. Krepick
       --------------------          ---------------------------------------
                                     William A. Krepick
                                     President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:       May 9, 2003          By:    /s/ Ian R. Halifax
       --------------------          ---------------------------------------
                                     Ian R. Halifax
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary

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

Date:  May 9, 2003


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

Date: May 9, 2003


                                                /s/ Ian R. Halifax
                                              ---------------------------
                                              Ian R. Halifax
                                              Chief Financial Officer