Form 10-Q
period 2003-06-30
MACROVISION CORP
filed 2003-08-12
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

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
         Yes    X    No
              -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
         Yes    X    No
              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding as of August 1, 2003
     Common stock, $0.001 par value                   48,740,670


                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                  Page
Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of June 30, 2003
              and December 31, 2002.                                                1

          Condensed Consolidated Statements of Income
              for the Three and Six Month Periods Ended June 30, 2003 and 2002.     2

          Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2003 and 2002.                      3

          Notes to Condensed Consolidated Financial Statements.                     4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                   16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.              29

Item 4.   Controls and Procedures.                                                 30

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                       31

Item 2.   Changes in Securities and Use of Proceeds.                               33

Item 3.   Defaults Upon Senior Securities.                                         33

Item 4.   Submission of Matters to a Vote of Security Holders.                     33

Item 5.   Other Information.                                                       34

Item 6.   Exhibits and Reports on Form 8-K.                                        34

          Signatures                                                               35


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          JUNE 30,               DECEMBER 31,
                                                                            2003                     2002
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     36,535             $    98,691
   Short-term investments                                                      110,682                  72,989
   Accounts receivable, net of allowance for doubtful accounts of
     $1,612 and $1,657, respectively                                            23,247                  28,237
   Income taxes receivable                                                       9,833                   9,242
   Deferred tax assets                                                           4,778                   4,695
   Prepaid expenses and other current assets                                     4,696                   5,367
                                                                     --------------------     -------------------
          Total current assets                                                 189,771                 219,221

   Long-term marketable investment securities                                   99,306                  38,696
   Property and equipment, net                                                   5,885                   6,106
   Patents, net                                                                 10,359                   4,593
   Goodwill                                                                     26,101                  24,673
   Other intangibles from acquisitions, net                                      9,530                  11,368
   Deferred tax assets                                                          10,369                  13,971
   Other assets                                                                  1,194                   6,038
                                                                     --------------------     -------------------
                                                                          $    352,515             $   324,666
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      3,938             $     3,269
   Deferred revenue                                                             11,163                   8,567
   Other current liabilities                                                    17,199                  15,523
                                                                     --------------------     -------------------
          Total current liabilities                                             32,300                  27,359

Notes payable                                                                       17                      17
Other non current liabilities                                                      802                     431
                                                                     --------------------     -------------------
          Total Liabilities                                                     33,119                  27,807

Stockholders' equity:
   Common stock                                                                     52                      51
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  287,090                 284,031
   Deferred stock-based compensation                                            (1,468)                 (3,024)
   Accumulated other comprehensive income                                        8,318                   1,933
   Retained earnings                                                            63,854                  52,318
                                                                     --------------------     -------------------
          Total stockholders' equity                                           319,396                 296,859
                                                                     --------------------     -------------------
                                                                          $    352,515             $   324,666
                                                                     ====================     ===================

                 See the accompanying notes to these condensed consolidated financial statements.

                                                        1


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                         ------------------------------------  ------------------------------------
                                                               2003               2002               2003               2002
                                                         -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                    $  26,223          $  22,383          $  51,465          $  43,594
   Services                                                        2,989              2,557              5,799              5,012
                                                         -----------------  -----------------  -----------------  -----------------
        Total revenues                                            29,212             24,940             57,264             48,606
Cost of revenues:
   License fees                                                    1,183              1,523              2,122              2,688
   Service fees                                                      597                365              1,140                863
   Amortization of intangibles from acquisitions                     856                540              1,712              1,080
                                                         -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                     2,636              2,428              4,974              4,631
                                                         -----------------  -----------------  -----------------  -----------------
Gross profit                                                      26,576             22,512             52,290             43,975
Operating expenses:
   Research and development                                        4,156              2,832              7,899              5,369
   Selling and marketing                                           6,472              4,582             12,876              9,342
   General and administrative                                      4,648              3,618              8,972              6,666
   Amortization of intangibles from acquisitions                       -                149                  -                298
   Amortization of deferred stock-based compensation*                752              2,041              1,520              4,124
                                                         -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                  16,028             13,222             31,267             25,799
                                                         -----------------  -----------------  -----------------  -----------------
        Operating income                                          10,548              9,290             21,023             18,176
   Impairment losses on investments, net                          (3,850)                 -             (3,850)            (5,477)
   Interest and other income, net                                    953              2,067              2,053              4,168
                                                         -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                 7,651             11,357             19,226             16,867
   Income taxes                                                    3,060              4,770              7,690              7,306
                                                         -----------------  -----------------  -----------------  -----------------
        Net income                                             $   4,591          $   6,587          $  11,536          $   9,561
                                                         =================  =================  =================  =================


Basic net earnings per share                                   $    0.09          $    0.13          $    0.24          $    0.19
                                                         =================  =================  =================  =================
Shares used in computing basic net earnings per share             48,619             51,120             48,566             51,046
                                                         =================  =================  =================  =================

Diluted net earnings per share                                 $    0.09          $    0.13          $    0.24          $    0.19
                                                         =================  =================  =================  =================
Shares used in computing diluted net earnings per share           49,299             51,340             49,038             51,500
                                                         =================  =================  =================  =================


   *  The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                         ------------------------------------  ------------------------------------
                                                               2003               2002               2003               2002
                                                         -----------------  -----------------  -----------------  -----------------

   Cost of revenues                                            $      80          $     117          $     160          $     234
   Research and development                                          138                403                277                847
   Selling and marketing                                             331              1,257                677              2,514
   General and administrative                                        203                264                406                529
                                                         -----------------  -----------------  -----------------  -----------------
                                                               $     752          $   2,041          $   1,520          $   4,124
                                                         =================  =================  =================  =================

                          See the accompanying notes to these condensed consolidated financial statements.

                                                                 2


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                  ----------------------------------------------
                                                                           2003                     2002
                                                                  ----------------------    --------------------
Cash flows from operating activities:
Net income                                                              $    11,536             $     9,561
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            1,390                   1,301
     Amortization of intangibles from acquisitions                            1,712                   1,378
     Amortization of deferred stock-based compensation                        1,520                   4,124
     Tax benefit from stock options                                             591                   1,078
     Impairment losses on investments, net                                    3,850                   5,477
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               5,079                   2,912
       Deferred revenue                                                       2,568                     133
       Other assets                                                           2,562                   7,722
       Other liabilities                                                        809                     500
                                                                  ----------------------    --------------------
          Net cash provided by operating activities                          31,617                  34,186

Cash flows from investing activities:
     Purchases of long-term marketable investment securities                (66,530)                      -
     Sales or maturities of long-term marketable investment
       securities                                                            14,713                  38,493
     Purchases of short-term investments                                   (151,875)                (81,835)
     Sales or maturities of short-term investments                          113,986                  75,463
     Acquisition of property and equipment                                     (751)                 (2,878)
     Acquisition of TTR assets and patents                                   (5,050)                      -
     Other investing activities                                                (978)                   (423)
                                                                  ----------------------    --------------------
       Net cash (used in) provided by investing activities                  (96,485)                 28,820

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                   2,491                   2,556
     Treasury stock acquisitions                                                  -                  (3,398)
                                                                  ----------------------    --------------------
     Net cash provided by (used in) financing activities                      2,491                    (842)
Effect of exchange rate changes on cash and cash equivalents                    221                      77
                                                                  ----------------------    --------------------
Net (decrease) increase in cash and cash equivalents                        (62,156)                 62,241
Cash and cash equivalents at beginning of period                             98,691                  26,112
                                                                  ----------------------    --------------------
Cash and cash equivalents at end of period                              $    36,535             $    88,353
                                                                  ======================    ====================

Supplemental cash flow information:
   Income taxes paid                                                    $     5,464             $     2,000
   TTR common stock surrendered in exchange for patents                 $       602             $         -


                 See the accompanying notes to these condensed consolidated financial statements.

                                                        3

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

     Certain prior period amounts have been reclassified on the June 30, 2002 condensed consolidated statements of income to conform to the current period presentation.

STOCK BASED COMPENSATION

     The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                   ------------------------------  ------------------------------

                                                                       2003            2002             2003            2002
                                                                   --------------  --------------  ---------------  -------------
Net income, as reported                                            $    4,591      $    6,587      $   11,536       $    9,561
Add stock-based employee compensation
   expense included in reported net
   income, net of tax                                                     451           1,184             912            2,351
Deduct total stock-based employee
   compensation expenses determined under
   fair-value-based method for all
   rewards, net of related tax effects                                 (6,550)        (10,618)        (14,304)         (22,034)
                                                                   --------------  --------------  ---------------  -------------
Net loss, pro forma                                                $   (1,508)     $   (2,847)     $   (1,856)      $  (10,122)
                                                                   ==============  ==============  ===============  =============

Basic net income (loss) per share          As reported             $     0.09      $     0.13      $     0.24       $     0.19
                                           Adjusted pro forma      $    (0.03)     $    (0.06)     $    (0.04)      $    (0.20)

Diluted net income (loss) per share        As reported             $     0.09      $     0.13      $     0.24       $     0.19
                                           Adjusted pro forma      $    (0.03)     $    (0.06)     $    (0.04)      $    (0.20)


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

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                  --------------------------------  ---------------------------------

                                                       2003             2002             2003              2002
                                                  ---------------   --------------  ---------------   ---------------
OPTION PLANS:
Dividends                                              None             None             None              None
Expected term                                       2.83 years        3.24 years      3.20 years        3.25 years
Risk free interest rate                               4.36%             4.91%           3.89%             4.85%
Volatility rate                                       75.4%             73.5%           76.9%             73.5%

ESPP PLAN:
Dividends                                              None             None             None              None
Expected term                                        1.5 years        1.38 years      1.33 years        1.33 years
Risk free interest rate                               2.71%             4.30%           2.81%             4.53%
Volatility rate                                       75.2%             81.8%           75.8%             83.5%

     The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 was $8.81 and $11.78, respectively. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $7.13 and $12.10, respectively. The weighted average fair value of an ESPP share purchase right during the three months ended June 30, 2003 and 2002 were $7.16 and $21.34, respectively. The weighted average fair value of an ESPP share purchase right during the six months ended June 30, 2003 and 2002 were $7.81 and $22.60, respectively.

NOTE 2 - REVENUE RECOGNITION

     The Company's revenue primarily consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's copy protection technology, licenses for the Company's ELM (electronic license management) and DRM (digital rights management) software products, and related maintenance and services revenues.

ROYALTY REVENUES

     Royalty revenue from the replication of copy protected videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software copy protection businesses, the Company has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from customers in our pay-per-view ("PPV") and Music Technology Division is currently recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements where the services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates are accounted for using the completed-contracts-method.

PROFESSIONAL SERVICES REVENUES

     The Company provides consulting and training services to its customers. Revenue from such services is generally recognized as the services are performed, except in situations where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying condensed consolidated financial statements.

MAINTENANCE REVENUES

     Maintenance agreements generally call for the Company to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.


NOTE 3 - ASSET PURCHASE

     In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. ("TTR") for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 that the Company originally purchased in January 2000. The total purchase price of $5.7 million has been allocated to patents and other intangibles. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in "Impairment losses on investments, net" in the accompanying condensed consolidated financial statements.


NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

     The Company accounts for its publicly traded investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of June 30, 2003 and December 31, 2002, all marketable investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity.

     All marketable debt securities with remaining maturities over one year or which the Company's intent is to retain its investment for the long-term are classified as long-term marketable investment securities.

     Realized losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported as non-operating expenses under the caption "Impairment losses on investments, net." The Company performs regular reviews, in accordance with Company policy, of the value of its public company strategic investments. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

     During the first quarter of 2002, the Company recorded charges of $2.5 million from other than temporary declines in the fair value of long-term marketable securities in public companies. This was in addition to a charge of $3.0 million during the six months ended June 30, 2002 from impairment charges related to investments in non-public companies (see Note 5).

     During the three and six months ended June 30, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company's stock in TTR, a public company strategic investment (see Note 3). This realized gain was separate from and offset by a charge of $4.3 million during the three and six months ended June 30, 2003 from impairment charges related to investments in non-public companies (see Note 5). There were no charges related to other-than-temporary declines in the fair value of long-term marketable securities for the periods ended June 30, 2003.


NOTE 5 - OTHER ASSETS

     The Company has made certain strategic investments that it intends to hold for the long-term and monitors whether there has been a decline in value that is considered other-than-temporary. The Company reviews its investments in non-public companies and estimates the amount of any other-than-temporary impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. For equity investments in non-public companies for which there is no market where their value is readily determinable, each investment is reviewed for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives considered include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

     During the six months ended June 30, 2003 and 2002, the Company recorded charges of $4.3 million and $3.0 million, respectively, relating to impairment losses considered to be other-than-temporary declines in the value of certain strategic long term investments in non-public companies.


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

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                --------------------------------    --------------------------------
                                                     2003              2002              2003              2002
                                                --------------    --------------    --------------    --------------
Basic EPS - weighted average number of common
   shares outstanding                                  48,619            51,120            48,566            51,046
Effect of dilutive potential common shares -
   stock options outstanding                              680               220               472               454
                                                --------------    --------------    --------------    --------------
Diluted EPS - weighted average number of
   common shares and dilutive potential
   common shares outstanding                           49,299            51,340            49,038            51,500
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           4,151             4,176             4,335             3,523
                                                ==============    ==============    ==============    ==============

     The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 7 -  OFFER TO EXCHANGE OUTSTANDING STOCK OPTIONS TO PURCHASE COMMON STOCK

     On May 27, 2003, the Company's stockholders approved a program to permit the exchange of stock options issued under the 2000 Equity Plan and the 1996 Equity Incentive Plan having an exercise price greater than $28.00 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options (the "Option Exchange Program").

     The Company plans on implementing the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission in late August 2003.

     The Company has designed the Option Exchange Program so that the Company will not need to record compensation expense from the issuance of new stock options under current accounting principles.

NOTE 8 - TREASURY STOCK

     In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company's Board of Directors. The Company's repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders' equity. As of June 30, 2003, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million. As of June 30, 2003, 2.0 million shares remained authorized for repurchase.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

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

     In January 2003, the FASB issued FIN No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 or to entities in which an interest is acquired after January 31, 2003. The consolidation requirements of FIN 46 apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company had no investments in variable interest entities as of June 30, 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) SFAS No. 150 is effective beginning the third quarter of fiscal 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position or results of operations.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both, which are to be delivered separately in a bundled sales arrangement, should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company believes that the adoption of EITF 00-21 will not have a material impact on the Company's financial position or results of operations.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income, net of taxes, are as follows (dollars in thousands):

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                               ---------------------------------    --------------------------------
                                                    2003               2002              2003              2002
                                               --------------     --------------    --------------    --------------
Net income                                       $    4,591         $    6,587        $   11,536        $   9,561
Other comprehensive income (loss):
   Unrealized gains (losses) on investments           4,749            (11,353)            5,285          (10,534)
   Foreign currency translation adjustments           1,393              1,109             1,100              782
                                               --------------     --------------    --------------    --------------
Comprehensive income (loss)                      $   10,733         $   (3,657)       $   17,921        $    (191)
                                               ==============     ==============    ==============    ==============


NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

     Segment income is based on segment revenue less the respective segment's cost of revenues and selling and marketing expenses. The following segment reporting information of the Company is provided (dollars in thousands):

NET REVENUES:
                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                    2003              2002               2003              2002
                                              ---------------   ---------------    ---------------    --------------
Video Technology Division
     DVD                                        $    14,214        $   11,145        $    28,143         $  21,744
     Videocassette                                    1,271             2,439              3,008             3,958
     Pay-Per-View                                     2,699             2,567              5,657             5,715
Consumer Software Division                            2,771             1,982              4,480             4,068
Enterprise Software Division                          7,102             6,763             14,051            12,991
Music Technology Division                             1,085                 -              1,847                 -
Other                                                    70                44                 78               130
                                              ---------------   ---------------    ---------------    --------------
                                                $    29,212        $   24,940        $    57,264         $  48,606
                                              ===============   ===============    ===============    ==============

SEGMENT INCOME:
                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                 --------------------------------    -------------------------------
                                                      2003              2002              2003              2002
                                                 --------------    --------------    --------------    -------------

Video Technology Division                        $     15,801        $   14,223      $     32,074        $  27,591
Consumer Software Division                              1,625               626             2,216            1,426
Enterprise Software Division                            3,470             3,852             7,024            7,102
Music Technology Division                                 208                 -                79                -
Other                                                    (144)             (231)             (266)            (406)
                                                 --------------    --------------    --------------    -------------
  Segment income                                       20,960            18,470            41,127           35,713
Research and development                                4,156             2,832             7,899            5,369
General and administrative                              4,648             3,618             8,973            6,666
Amortization of goodwill and other intangibles
  from acquisitions                                       856               689             1,712            1,378
Amortization of deferred stock-based
  compensation                                            752             2,041             1,520            4,124
                                                 --------------    --------------    --------------    -------------
                                                 $     10,548        $     9,290     $     21,023           18,176
                                                 ==============    ==============    ==============    =============

INFORMATION ON NET REVENUES BY GEOGRAPHIC AREA:

                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         JUNE 30,                            JUNE 30,
                              --------------------------------    -------------------------------
                                  2003              2002              2003              2002
                              --------------    --------------    --------------    -------------
United States                      $ 15,617          $ 12,013          $ 32,453         $ 22,797
International                        13,595            12,927            24,811           25,809
                              --------------    --------------    --------------    -------------
                                   $ 29,212          $ 24,940          $ 57,264         $ 48,606
                              ==============    ==============    ==============    =============

     Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

     On June 17, 2003, the Company announced a reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group merges the Video Technology and Music Technology Divisions, along with the SafeDisc(R) portion of the Consumer Software Division. The Software Technologies Group absorbs the Enterprise Software Division and the SafeCast(R) business that was also a part of the Consumer Software Division. The Company has historically reported segment operating income results for the Video Technology, Consumer Software, Enterprise Software and Music Technology Divisions. Beginning the third quarter of 2003, the Company will report operating income results only for the Entertainment Technologies Group and Software Technologies Group. The Company will continue to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and Games) and the Software Technologies Group (Enterprise Software and Consumer Software.)


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

     On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. The Company filed an appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. It is believed that an oral hearing will occur later in 2003.

     If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003. The Company is reviewing the opinion and is considering its options. A hearing before the Court of Appeal in Dusseldorf is scheduled for March 4, 2004. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be US$25,000.

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC.

     On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against the Company and Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that the Company distributed this code without Yield Dynamics' permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. The Company answered Yield Dynamic's complaint and has asserted a counterclaim for declaratory relief. The action is currently in the final stages of discovery.

     Although the Company does not expect a material adverse result, it is unable to provide an estimate of the range or amount of potential loss in the event of an adverse ruling. The Company is contesting the case vigorously.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.

     As of June 30, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

OVERVIEW

     We were founded in 1983 to develop copy protection and video security solutions for major motion picture studios and independent video producers. Our initial products were designed to prevent the unauthorized duplication and distribution of videocassettes. We have expanded our copy protection technologies to address the unauthorized copying and distribution of DVDs, CDs, digital PPV programs and consumer software. We derive royalty-based licensing revenue from multiple sources, including video content owners, consumer software publishers, music labels, hardware manufacturers, digital set-top box manufacturers, digital PPV system operators and commercial replicators/duplicators. In 2000, we entered the market for Enterprise License Management ("ELM") solutions for software vendors and software asset management tools for business through the acquisition of Globetrotter Software, Inc. We enhanced our presence in the audio copy protection market with our acquisition of the assets of Midbar Tech (1998) Ltd. in 2002 and the acquisition of patents and other assets of TTR in June 2003.

     The following table provides net revenues information by product line (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                          JUNE 30,                          CHANGE
                                              ---------------------------------   ----------------------------
                                                   2003              2002              $               %
                                              ---------------    --------------   ------------    ------------
Video Technology Division
     DVD                                        $    14,214           $ 11,145    $   3,069          27.5%
     Videocassette                                    1,271              2,439       (1,168)        (47.9)
     Pay-Per-View                                     2,699              2,567          132           5.1
Consumer Software Division                            2,771              1,982          789          39.8
Enterprise Software Division                          7,102              6,763          339           5.0
Music Technology Division                             1,085                  -        1,085           N/A
Other                                                    70                 44           26          59.1
                                              ---------------    --------------   ------------
Total                                           $    29,212           $ 24,940    $   4,272          17.1%
                                              ===============    ==============   ============

                                                      SIX MONTHS ENDED
                                                          JUNE 30,                          CHANGE
                                              ---------------------------------   ----------------------------
                                                   2003              2002              $               %
                                              ---------------    --------------   ------------    ------------
Video Technology Division
     DVD                                        $    28,143           $ 21,744    $   6,399          29.4%
     Videocassette                                    3,008              3,958         (950)        (24.0)
     Pay-Per-View                                     5,657              5,715          (58)         (1.0)
Consumer Software Division                            4,480              4,068          412          10.1
Enterprise Software Division                         14,051             12,991        1,060           8.2
Music Technology Division                             1,847                  -        1,847           N/A
Other                                                    78                130          (52)        (40.0)
                                              ---------------    --------------   ------------
Total                                           $    57,264           $ 48,606    $   8,658          17.8%
                                              ===============    ==============   ============

The following table provides percentage of net revenue information by product line:

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              JUNE 30,                          JUNE 30,
                                   ------------------------------    -----------------------------
                                       2003             2002             2003            2002
                                   -------------    -------------    -------------    ------------
Video Technology Division
     DVD                                 48.7%           44.7%             49.2%           44.7%
     Videocassette                        4.4             9.8               5.3             8.1
     Pay-Per-View                         9.2            10.3               9.9            11.8
Consumer Software Division                9.5             7.9               7.8             8.4
Enterprise Software Division             24.3            27.1              24.5            26.7
Music Technology Division                 3.7               -               3.2               -
Other                                     0.2             0.2               0.1             0.3
                                   -------------    -------------    -------------    ------------
Total                                   100.0%          100.0%            100.0%          100.0%
                                   =============    =============    =============    ============

     On June 17, 2003, we announced our reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group merges the Video Technology and Music Technology Divisions, along with the SafeDisc(R) portion of the Consumer Software Division. The Software Technologies Group absorbs the Enterprise Software Division and the SafeCast(R) business that was also a part of the Consumer Software Division. We have historically reported segment operating income results for the Video Technology, Consumer Software, Enterprise Software and Music Technology Divisions. Beginning the third quarter of 2003, we will report operating income results only for the Entertainment Technologies Group and Software Technologies Group. We will continue to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassette, PPV, Music and Games) and the Software Technologies Group (Enterprise Software and Consumer Software.)

VIDEO TECHNOLOGY DIVISION.

     Our customers have included the home video divisions of member companies of the Motion Picture Association of America ("MPAA"), videocassette duplication and DVD replication companies and a number of special interest content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners.

     DVD COPY PROTECTION. In 1997, we introduced copy protection for DVDs. Our customers have included member companies of the MPAA and Special Interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 48.7% and 44.7% of our net revenues for the three months ended June 30, 2003 and 2002, respectively, and 49.2% and 44.7% of our net revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued growth in demand for our DVD copy protection solution. We expect these trends to continue as long as the growth in DVD demand exceeds future declines in our DVD copy protection average unit royalties and usage rates.

     VIDEOCASSETTE COPY PROTECTION. In 2003, the trend of Hollywood studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued. Videocassette copy protection revenues represented 4.4% and 9.8% of our net revenues for the three months ended June 30, 2003 and 2002, respectively, and 5.3% and 8.1% of our net revenues for the six months ended June 30, 2003 and 2002, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

     We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have agreements with certain MPAA home video companies for copy protection of a substantial part of their DVDs and/or videocassettes in the U.S. These agreements expire at various times ranging from 2003 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

     PPV COPY PROTECTION. In 1993, we introduced digital PPV copy protection to satellite and cable system operators and to the equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from digital set-top box hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming. Digital PPV revenues were 9.2% and 10.3% of our net revenues for the three months ended June 30, 2003 and 2002, respectively, and 9.9% and 11.8% of our net revenues for the six months ended June 30, 2003 and 2002, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. The flatness in our PPV copy protection revenues is due to the continued weak digital cable and digital satellite business on a worldwide basis. We believe that revenues from PPV Copy Protection in total and as a percentage of our total revenues will continue to vary in the future.

CONSUMER SOFTWARE DIVISION.

     We entered into the market for copy protection of consumer software in 1998, when we introduced our CD-ROM consumer software copy protection technology, called SafeDisc. Customers implementing SafeDisc include major PC game and educational software publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game and educational software publishers. SafeCast is an electronic software distribution product that facilitates web-based purchases and delivery and product activation of consumer-oriented software. In recent quarters we have seen increased market adoption of SafeCast. Consumer Software Division revenues were 9.5% and 7.9% of our net revenues for the three months ended June 30, 2003 and 2002, respectively, and 7.8% and 8.4% of our net revenues for the six months ended June 30, 2003 and 2002. The increase in Consumer Software Division revenue is from the increased adoption of SafeCast technology by major consumer software vendors. We believe that revenues from our Consumer Software Division in total and as a percentage of our total revenues will continue to vary in the future.

ENTERPRISE SOFTWARE DIVISION.

     We entered the market for electronic license management of enterprise software in August 2000. Our Enterprise Software Division generates its revenue from licensing its software and providing services related to the support and maintenance of this software. Revenues from Enterprise Software Division were 24.3% and 27.1% of our net revenues for the three months ended June 30, 2003 and 2002, respectively, and 24.5% and 26.7% of our net revenues for the six months ended June 30, 2003 and 2002, respectively. Despite difficult economic conditions for enterprise software companies, our revenues, in absolute terms, for the three and six months ended June 30, 2003 have increased compared to the same periods in the prior year. We believe that revenues from our Enterprise Software Division in total and as a percentage of our total revenues will continue to vary in the future.

MUSIC TECHNOLOGY DIVISION.

     In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we have agreed to additional contingent consideration up to $8.0 million based on a percentage of net revenues of the Music Technology Division through December 31, 2004. The transaction has been accounted for as the purchase of a business. In connection with the purchase in November, we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million. In the first half of 2003, we also recorded additional goodwill of approximately $480,000 which represents contingent consideration payments we are required to make to Midbar Tech (1998) Ltd. shareholders based on a percentage of the net revenues of our Music Technology Division, as noted above. In June 2003, we acquired the patents and other assets of TTR for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock that we originally purchased in January 2000. We recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. Our copy protection products in this area are used by customers for copy protection, authentication, and rights management for music CDs. Music Technology Division's revenues were 3.7% and 3.2% of our net revenues for the three and six months ended June 30, 2003, respectively. We had no revenues from our Music Technology Division during the periods ended June 30, 2002. We expect revenues from our Music Technology Division to vary in the future.

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

COSTS AND EXPENSES.

     Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs and CD-ROMs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support costs, direct labor and benefit costs of employees time spent on billable consulting or training, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.

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

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from our customers and third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software businesses, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from customers in our PPV and Music Technology Division is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

     TECHNOLOGY LICENSING REVENUES

     Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers, digital PPV, cable and satellite system operators, and digital set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates are accounted for using the completed-contracts-method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.


     PROFESSIONAL SERVICES REVENUES

     We provide consulting and training services to our customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying condensed consolidated financial statements.

     MAINTENANCE REVENUES

     Maintenance agreements generally call for us to provide technical support and software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.

VALUATION OF STRATEGIC INVESTMENTS

     As of June 30, 2003, the adjusted cost of our strategic investments totaled $32.3 million. This included our investments in public and non-public companies.

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

     For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. Based on these measurements, $4.3 million of other-than-temporary impairment losses from an investment in a non-public company were recorded during the three and six months ended June 30, 2003. This was partially offset by $395,000 of realized gains from the surrender of our stock in TTR (see Note 3 of Notes to Condensed Consolidated Financial Statements.) $5.5 million of other-than-temporary impairment losses were recorded during the six months ended June 30, 2002. This included a $2.5 million charge for an investment in a public company and a $3.0 million charge for an investment in a non-public company.

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

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the six months ended June 30, 2003, there were no triggering events which required us to test for impairment prior to our annual impairment analysis.

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

IMPAIRMENT OF LONG-LIVED ASSETS


     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the six months ended June 30, 2003, no impairment charges were recorded for long-lived assets.


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

INCOME TAXES

     We account for income taxes using the asset and liability method. As of June 30, 2003 deferred tax assets net of valuation allowances, totaled $15.1 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS


     NET REVENUES. Total net revenues for the three and six month periods ended June 30, 2003 increased 17.1% and 17.8%, respectively, from the corresponding prior year periods. DVD copy protection revenues for the three and six month periods ended June 30, 2003 increased 27.5% and 29.4%, respectively, from the corresponding prior year periods due to the continued growth in demand of the DVD format and a strong hit title release schedule that more than offset modest declines in our average unit royalties. Our DVD copy protection revenues in 2002 were reduced by a $2.3 million refund resulting from a customer's self-reporting error detected in 2002. During the three and six months ended June 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue in a partial resolution of this customer overreporting claim. Revenues from videocassette copy protection for the three and six month periods ended June 30, 2003 decreased 47.9% and 24.0%, respectively, from the corresponding prior year periods reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues for the three months ended June 30, 2003 increased 5.1% from the corresponding prior year period due to modest growth despite the continued weak digital cable and digital satellite business on a worldwide basis. Digital PPV copy protection revenues for the six months ended June 30, 2003 decreased 1.0% from the corresponding prior year period. Consumer Software Division revenues for the three and six month periods ended June 30, 2003 increased 39.8% and 10.1%, respectively, from the corresponding prior year periods, resulting from the increased adoption of our SafeCast technology by major consumer software vendors. Enterprise Software Division revenues for the three and six month periods ended June 30, 2003 increased 5.0 % and 8.2%, respectively, from the corresponding prior year periods, primarily due to an increase in annual licensing and maintenance revenues.

     LICENSE REVENUES. Our license revenues for the three and six months ended June 30, 2003 increased 17.2% and 18.1%, respectively, from the corresponding prior year periods primarily due to increases in our revenues derived by our Video Technology Division in the DVD copy protection area, revenues from our Music Technology Division formed in November 2002 and increases in revenues in our Enterprise Software Division.

     SERVICE REVENUES. Our service revenues for the three and six months ended June 30, 2003 increased 16.9% and 15.7%, respectively, from the corresponding prior year periods primarily due to an increase in maintenance revenues in our Enterprise Software Division, as well as an increase in consulting revenue.

     COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees for the three and six months ended June 30, 2003 decreased $340,000 and $566,000, respectively, from the corresponding prior year periods. As a percentage of license revenues, cost of revenues from license fees decreased from 6.8% in the second quarter of 2002 to 4.5% in the second quarter of 2003. As a percentage of license revenues, cost of revenues from license fees decreased from 6.2% for the six months ended June 30, 2002 to 4.1% for the six months ended June 30, 2003. The decreases are primarily due to lower patent defense costs relating to the Rainbow litigation in 2003 compared to corresponding prior year periods in 2002 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

     COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees for the three and six months ended June 30, 2003 increased $232,000 and $277,000, respectively, from the corresponding prior year periods. As a percentage of service revenues, cost of revenues from service fees increased from 14.3% in the second quarter of 2002 to 20.0% in the second quarter of 2003. As a percentage of service revenues, cost of revenues from service fees increased from 17.2% for the six months ended June 30, 2002 to 19.7% for the six months ended June 30, 2003. The increases are primarily due to the increase in the size of our consulting practice which required increased hiring of technical consultants and resulted in higher employee related expenses. Additionally, this increase was partially offset by the deferral of certain costs totaling $410,000 directly associated with a customer contract currently being accounted for under the completed contract provisions of SOP 81-1. We anticipate our cost of revenues from service fees will increase in the future.

     COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles from acquisitions for the three and six months ended June 30, 2003 increased $316,000 and $632,000, respectively, from the corresponding prior year periods. This increase was primarily due to the acquisition of Midbar Tech (1998) Ltd., which increased our intangible assets subject to amortization.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.3 million or 46.8% from $2.8 million in the second quarter of 2002 to $4.2 million in the second quarter of 2003. Research and development expenses increased by $2.5 million for the six months ended June 30, 2003 or 47.1% from $5.4 million for the six months ended June 30, 2002 to $7.9 million for the six months ended June 30, 2003. The increase is primarily due to increased headcount and increased costs for contractors and consultants as we increase our research and development efforts. These increases were primarily in our Music Technology Division, which includes headcount related to our November 2002 acquisition of Midbar Tech (1998) Ltd. Research and development expenses increased as a percentage of net revenues from 11.4% in the second quarter of 2002 to 14.2% in the second quarter of 2003 and from 11.0% for the six months ended June 30, 2002 to 13.8% for the six months ended June 30, 2003. We expect research and development expenses to continue to increase in absolute terms and as a percentage of net revenues over the prior year periods as a result of expected increases in research and development activity as we invest in the development of new technologies across all our business areas.

     SELLING AND MARKETING. Selling and marketing expenses increased by $1.9 million or 41.2% from $4.6 million in the second quarter of 2002 to $6.5 million in the second quarter of 2003. Selling and marketing expenses increased by $3.5 million or 37.8% from $9.3 million for the six months ended June 30, 2002 to $12.9 million for the six months ended June 30, 2003. This increase was primarily due to higher compensation expenses and increased headcount. Selling and marketing expenses increased as a percentage of net revenues from 18.4% in the second quarter of 2002 to 22.2% in the second quarter of 2003 and from 19.2% for the six months ended June 30, 2002 to 22.5% for the six months ended June 30, 2003. We expect selling and marketing expenses to continue to increase in absolute terms in the future.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.0 million or 28.5% from $3.6 million in the second quarter of 2002 to $4.6 million in the second quarter of 2003. General and administrative expenses increased by $2.3 million or 34.6% from $6.7 million for the six months ended June 30, 2002 to $9.0 million for the six months ended June 30, 2003. The increase is due primarily to higher compensation expense and increased headcount, increased Directors' and Officers' insurance expense, as well as increased legal fees (excluding legal fees for patent defense which are included in cost of sales for license fees). General and administrative expenses increased as a percentage of net revenues from 14.5% in the second quarter of 2002 to 15.9% in the second quarter of 2003 and from 13.7% for the six months ended June 30, 2002 to 15.7% for the six months ended June 30, 2003. We expect our general and administrative expenses to increase moderately in absolute terms in the future as we continue to support the expansion of our business and comply with the requirements of the Sarbanes-Oxley Act of 2002.

     AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. We amortize intangibles relating to the acquisition of C-Dilla in June 1999 on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies, included in cost of revenues, and non-compete agreements, included in operating expenses. We amortized $149,000 and $298,000 for the three and six months ended June 30, 2002, respectively, related to non-compete agreements. There was no comparable amortization in the second quarter of 2003. We also amortized $417,000 in each of the second quarters of 2003 and 2002, and $833,000 for each of the six month periods ended June 30, 2003 and 2002, related to intangibles for existing products and technologies. These amounts are included in our cost of revenues.

     We also amortize intangibles relating to the acquisition of net assets of Productivity through Software plc ("PtS"), the European distributor for the Enterprise Software Division, on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $136,000 and $123,000 in the second quarter of 2003 and 2002, respectively, and $269,000 and $247,000 for the six months ended June 30, 2003 and 2002, respectively. These amounts are included in our cost of sales.

     We amortize intangibles relating to the acquisition of Midbar Tech (1998) Ltd. in November 2002 on a straight-line basis over three to five years based on expected useful lives of existing technology, existing contracts, patents and trademarks. We amortized $303,000 and $610,000 in the three and six months periods ended June 30, 2003, respectively. These amounts are included in our cost of sales.

     AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the second quarters of 2003 and 2002 were $752,000 and $2.0 million, respectively. The amortization of the deferred stock-based compensation for the six month periods ended June 30, 2003 and 2002 were $1.5 million and $4.1 million, respectively. The decrease in amortization from the corresponding prior year periods to 2003 was due to stock option terminations as certain former Globetrotter employees left the Company. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings through 2004.

     IMPAIRMENT LOSSES ON INVESTMENTS, NET. During the six months ended June 30, 2003 and 2002, we recorded charges totaling $3.9 million and $5.5 million, respectively, relating to other than temporary impairments in our public and non-public company investments.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased $1.1 million or 53.9% from $2.1 million in the second quarter of 2002 to $1.0 million in the second quarter of 2003. Interest and other income decreased $2.1 million or 50.7% from $4.2 million for the six months ended June 30, 2002 to $2.1 million for the six months ended June 30, 2003. The decrease is due primarily to lower interest rates.

     INCOME TAXES. For the second quarter of 2003, we recorded income taxes of $3.1 million, compared to income taxes for the second quarter of 2002 of $4.8 million. The effective tax rate of 40.0% reflects our current estimate of domestic and international revenue and income before taxes, as well as the estimated level of pre-tax income for fiscal 2003. The decrease in the effective tax rate from 2002 was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions, and also a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $31.6 million and $34.2 million in the six months ended June 30, 2003 and 2002, respectively. Cash provided by operating activities decreased primarily due to a reduction in net income after excluding non-cash charges. The availability of cash generated by our operations could be affected by, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Investing activities used net cash of $96.5 million in the six months ended June 30, 2003 and provided net cash of $28.8 million in the six months ended June 30, 2002. Cash from investing activities decreased from the prior year period mainly from the maturity of short-term marketable investments and investments in money market funds that were reinvested in longer term investments for more favorable interest rates. The decrease in capital expenditures of $2.1 million is primarily due to leasehold improvements and furniture and fixtures for our new office space, which occurred in the first quarter of 2002 resulting in a larger amount of capital expenditures in the six months ended June 30, 2002 when compared to the six months ended June 30, 2003.

     Net cash provided by financing activities (primarily proceeds from stock option exercises and employee stock program purchases) was $2.5 million for the six months ended June 30, 2003. Net cash used in financing activities was $842,000 for the six months ended June 30, 2002. The increase in cash provided by financing activities is due to $3.4 million used to repurchase 3.0 million shares of treasury stock during the six months ended June 30, 2002.

     At June 30, 2003, we had $36.5 million in cash and cash equivalents, $110.7 million in short-term investments and $99.3 million in long-term marketable investment securities, which included the fair market value of our strategic investment in Digimarc, a public company. At December 31, 2002, we had $98.7 million in cash and cash equivalents, $73.0 million in short-term investments and $38.7 million in long-term marketable investment securities, which included the fair market value of our strategic investments in two public companies:
Digimarc and TTR. The decrease in cash and cash equivalents is mainly due to the re-investment of money market funds in longer term investments for more favorable interest rates, offset by favorable cash flow provided by operations.

     The increase in long-term marketable investment securities is due to the reinvestment of money market funds into longer term investments mentioned above, and also the increase in market value of Digimarc, offset by the disposition of TTR Technologies in the second quarter of 2003 (See Note 3 of Notes to Condensed Consolidated Financial Statements.) We have no material commitments for capital expenditures and anticipate that capital expenditures for the remainder of the year will not exceed $3.0 million. We also have future minimum lease payments of approximately $32.2 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

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

     In May 2003, we acquired patents and other assets of TTR Technologies, Inc. ("TTR") for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock that we purchased in January 2000. We recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the asset acquisition date over the adjusted cost basis of such stock. This gain has been included in "Impairment losses on investments, net" in the accompanying condensed consolidated financial statements.

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

     In May 2002, the Board of Directors authorized a 5.0 million share repurchase program which allowed us to purchase shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. Through June 30, 2003, we had repurchased 3.0 million shares at a total cost of $38.5 million. As of June 30, 2003, 2.0 million shares remained authorized for repurchase.

CONTRACTUAL OBLIGATIONS.

     The Company leases its facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of June 30, 2003 were as follows (in thousands):

                                                   Operating
                                                    Leases
                                                 ------------

               2003                                $   1,633
               2004                                    3,365
               2005                                    3,340
               2006                                    3,354
               2007                                    3,460
               2008 and thereafter                    17,074
                                                 ------------
               Total                               $  32,226
                                                 ============



RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

     FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investments securities of $246.5 million as of June 30, 2003. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $639,000 decrease (approximately 0.3%) in the fair value of our available-for-sale securities as of June 30, 2003.

     FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the U.K. and Japan operate in their local currency, which mitigates a portion of the exposure related to the portion of our revenues that are denominated in such currencies.

     STRATEGIC INVESTMENTS. We currently hold minority equity interests in Command Audio, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc., SecureMedia and Widevine Technologies. These investments, with a carrying value totaling $32.3 million (which included $31.6 million for our investment in Digimarc and $714,000 for investments in non-public companies), represented 9.2% of our total assets as of June 30, 2003. Digimarc, a publicly traded company, is subject to price fluctuations based on the public market. Command Audio, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are non-public companies. There is no active trading market for their securities and our investments in them are illiquid. As of June 30, 2003, the carrying value of these non-public companies is $714,000, which consists of the carrying value of iVast. All other non-public companies listed have a carrying value of $0 as of June 30, 2003. We may never have an opportunity to realize a return on our investment in these non-public companies, and we may in the future be required to write off all or part of the remaining carrying value of these investments. During the six months ended June 30, 2003, the Company recorded total net charges of $3.9 million relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments in non-public companies of $4.3 million and realized gains from the surrender of TTR stock of $395,000. During the six months ended June 30, 2002, we recorded charges of $5.5 million relating to other than temporary impairments in our public and non-public company investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. We filed our appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. It is believed that an oral hearing will occur later in 2003.

     If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf,

Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003. We are reviewing the opinion and are considering our options. A hearing before the Court of Appeal in Dusseldorf is scheduled for March 4, 2004. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be US$25,000.

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

YIELD DYNAMICS, INC. V. MACROVISION CORPORATION AND GLOBETROTTER SOFTWARE, INC.

     On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against the Company and Globetrotter Software, Inc. Yield Dynamics alleges that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that the Company distributed this code without Yield Dynamics' permission. Yield Dynamics has asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics seeks an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. The Company answered Yield Dynamic's complaint and has asserted a counterclaim for declaratory relief. The action is currently in the final stages of discovery.

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

     As of June 30, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 27, 2003. The following matters were voted on: (1) Election of Directors; (2) Amendment to the ESPP; (3) Amendment to the Directors Plan; (4) Amendment to the 2000 Equity Plan; (5) Approval of the Option Exchange Program; and (6) Appointment of Auditors. The vote tally was as follows:

(1) Proposal to Elect Directors to Serve until the 2004 Annual Meeting of Stockholders.

                                           FOR           WITHHOLD
                                      --------------    ------------
           John O. Ryan                34,384,115        9,968,015
           William A. Krepick          43,367,016          985,114
           Matthew Christiano          43,327,972        1,024,158
           Donna S. Birks              42,263,066        2,089,064
           William Stirlen             42,398,086        1,954,044
           Thomas Wertheimer           42,435,586        1,916,544
           Steven G. Blank             42,642,686        1,709,444


(2) Proposal to ratify the Amendment to the 1996 Employee Stock Purchase Plan to Authorize the Issuance of an Additional 1,500,000 Shares and to Extend the Term by an Additional 2 Years.

                 FOR              AGAINST            ABSTAIN
           ----------------    --------------    ----------------
             34,132,919          2,054,234           245,244


(3) Proposal to ratify the Amendment to the 1996 Directors Stock Option Plan to Authorize the Issuance of an Additional 275,000 Shares.

                 FOR              AGAINST            ABSTAIN
           ----------------    --------------    ----------------
             28,699,645          7,458,492           274,260

(4) Proposal to ratify the Amendment to the 2000 Equity Incentive Plan to Authorize the Issuance of an Additional 4,000,000 Shares to Eliminate the Separate Limitation on Restricted Stock Awards.

                 FOR              AGAINST            ABSTAIN
           ----------------    --------------    ----------------
             22,808,178         13,241,934           382,285

(5) Proposal to Approve the Option Exchange Program.

                 FOR              AGAINST            ABSTAIN
           ----------------    --------------    ----------------
             37,542,353          6,456,009           371,768

(6) Proposal to Ratify the Appointment of KPMG, LLP as the Company's Auditors for the Year Ending December 31, 2003.

                 FOR              AGAINST            ABSTAIN
           ----------------    --------------    ----------------
             43,053,236          1,280,729           18,165

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1      Rule 13a-14(a)/15d-14(a) Certification.
          31.2      Rule 13a-14(a)/15d-14(a) Certification.
          32.1      Section 1350 Certification.
          32.2      Section 1350 Certification.
          ---------------------------------------------------------------------


     (b)  Reports on Form 8-K.

                    During the quarter ended June 30, 2003, the Company filed three reports on Form 8-K. On April 24, 2003, the Company reported on Form 8-K, under items 7 and 9, its press release concerning a major license agreement with a significant customer. On April 28, 2003, the Company reported on Form 8-K, under items 7, 9 and 12, its press release concerning revenue and earnings results for the first quarter of 2003, as well as revenue and earnings estimates for 2003. On May 16, 2003, the Company reported on Form 8-K, under items 7 and 9, its press release concerning the Company's continuing relationship with a major customer.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:




Date:    August 12, 2003          By:   /s/ William A. Krepick
       --------------------          ---------------------------------------
                                     William A. Krepick
                                     President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:




Date:    August 12, 2003          By:   /s/ Ian R. Halifax
       --------------------          ---------------------------------------
                                     Ian R. Halifax
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary