Form 10-Q
period 2003-09-30
MACROVISION CORP
filed 2003-11-13
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

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
         Yes    X    No
              -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
         Yes    X    No
              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of November 3, 2003
    Common stock, $0.001 par value                     48,929,972


                                           MACROVISION CORPORATION
                                                  FORM 10-Q
                                                    INDEX

                                        PART I - FINANCIAL INFORMATION

                                                                                                        Page
Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets as of September 30, 2003
              and December 31, 2002.                                                                     1

          Condensed Consolidated Statements of Income
              for the Three and Nine Month Periods Ended September 30, 2003 and 2002.                    2

          Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2003 and 2002.                                     3

          Notes to Condensed Consolidated Financial Statements.                                          4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                                                        17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.                                   31

Item 4.   Controls and Procedures.                                                                      32

                                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                                            33

Item 2.   Changes in Securities and Use of Proceeds.                                                    35

Item 3.   Defaults Upon Senior Securities.                                                              35

Item 4.   Submission of Matters to a Vote of Security Holders.                                          35

Item 5.   Other Information.                                                                            35

Item 6.   Exhibits and Reports on Form 8-K.                                                             36

          Signatures                                                                                    37


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             2003                     2002
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     32,573             $    98,691
   Short-term investments                                                       82,818                  72,989
   Accounts receivable, net of allowance for doubtful accounts of
     $1,603 and $1,657, respectively                                            24,613                  28,237
   Income taxes receivable                                                      10,665                   9,242
   Deferred tax assets                                                           4,848                   4,695
   Prepaid expenses and other current assets                                     5,677                   5,367
                                                                     --------------------     -------------------
          Total current assets                                                 161,194                 219,221

   Long-term marketable investment securities                                  138,414                  38,696
   Property and equipment, net                                                   6,380                   6,106
   Patents, net                                                                 10,482                   4,593
   Goodwill                                                                     26,804                  24,673
   Other intangibles from acquisitions, net                                      8,702                  11,368
   Deferred tax assets                                                          11,149                  13,971
   Other assets                                                                  1,102                   6,038
                                                                     --------------------     -------------------
                                                                          $    364,227             $   324,666
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      4,165             $     3,269
   Deferred revenue                                                             10,257                   8,567
   Other current liabilities                                                    19,450                  15,523
                                                                     --------------------     -------------------
          Total current liabilities                                             33,872                  27,359

Notes payable                                                                       17                      17
Other non current liabilities                                                      897                     431
                                                                     --------------------     -------------------
          Total Liabilities                                                     34,786                  27,807

Stockholders' equity:
   Common stock                                                                     52                      51
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  290,067                 284,031
   Deferred stock-based compensation                                              (713)                 (3,024)
   Accumulated other comprehensive income                                        7,162                   1,933
   Retained earnings                                                            71,323                  52,318
                                                                     --------------------     -------------------
          Total stockholders' equity                                           329,441                 296,859
                                                                     --------------------     -------------------
                                                                          $    364,227             $   324,666
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


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------  ------------------------------------
                                                                2003               2002               2003               2002
                                                          -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                     $  28,210          $  20,920          $  79,675          $  64,514
   Services                                                         3,006              2,577              8,805              7,589
                                                          -----------------  -----------------  -----------------  -----------------
        Total revenues                                             31,216             23,497             88,480             72,103
Cost of revenues:
   Licenses                                                         1,273              1,576              3,395              4,264
   Services                                                           625                489              1,765              1,352
   Amortization of intangibles from acquisitions                      855                519              2,567              1,599
                                                          -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                      2,753              2,584              7,727              7,215
                                                          -----------------  -----------------  -----------------  -----------------
Gross profit                                                       28,463             20,913             80,753             64,888
Operating expenses:
   Research and development                                         4,177              3,049             12,076              8,418
   Selling and marketing                                            6,539              5,097             19,415             14,439
   General and administrative                                       4,612              3,633             13,584             10,299
   In-process research and development                                624                  -                624                  -
   Amortization of intangibles from acquisitions                        -                  -                  -                298
   Amortization of deferred stock-based compensation*                 609              1,206              2,129              5,330
                                                          -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                   16,561             12,985             47,828             38,784
                                                          -----------------  -----------------  -----------------  -----------------
        Operating income                                           11,902              7,928             32,925             26,104
   Impairment losses on investments, net                             (294)            (6,795)            (4,144)           (12,272)
   Interest and other income, net                                     842              1,632              2,895              5,800
                                                          -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                 12,450              2,765             31,676             19,632
   Income taxes                                                     4,981              1,161             12,671              8,467
                                                          -----------------  -----------------  -----------------  -----------------
        Net income                                              $   7,469          $   1,604          $  19,005          $  11,165
                                                          =================  =================  =================  =================


Basic net earnings per share                                    $    0.15          $    0.03          $    0.39          $    0.22
                                                          =================  =================  =================  =================
Shares used in computing basic net earnings per share              48,846             49,720             48,661             50,599
                                                          =================  =================  =================  =================

Diluted net earnings per share                                  $    0.15          $    0.03          $    0.39          $    0.22
                                                          =================  =================  =================  =================
Shares used in computing diluted net earnings per share            49,742             49,720             49,318             51,166
                                                          =================  =================  =================  =================

     *    The allocation of the amortization of deferred stock-based compensation relates to employees in the following categories as set forth below:

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------  ------------------------------------
                                                                2003               2002               2003               2002
                                                          -----------------  -----------------  -----------------  -----------------

   Cost of revenues                                             $      79          $      80          $     240          $     314
   Research and development                                           138                220                414              1,067
   Selling and marketing                                              189                642                867              3,156
   General and administrative                                         203                264                608                793
                                                          -----------------  -----------------  -----------------  -----------------
                                                                $     609          $   1,206          $   2,129          $   5,330
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


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                           2003                     2002
                                                                  ----------------------    --------------------
Cash flows from operating activities:
Net income                                                              $    19,005             $    11,165
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            2,267                   2,033
     Amortization of intangibles from acquisitions                            2,567                   1,897
     Amortization of deferred stock-based compensation                        2,129                   5,330
     Tax benefit from stock option exercises                                  1,423                   1,419
     In-process research & development                                          624                       -
     Impairment losses on investments, net                                    4,144                  12,272
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               3,683                   3,767
       Deferred revenue                                                       1,595                     285
       Other assets                                                             256                   3,158
       Other liabilities                                                      3,113                     472
                                                                  ----------------------    --------------------
          Net cash provided by operating activities                          40,806                  41,798

Cash flows from investing activities:
     Purchases of long and short term investments                          (324,267)               (137,003)
     Sales or maturities of long and short term investments                 221,193                 190,467
     Purchases of property and equipment                                     (1,715)                 (3,627)
     Acquisition of TTR assets and patents                                   (5,050)                      -
     Contingent consideration for Midbar acquisition                           (480)                      -
     Acquisition of peer to peer assets and related acquisition
     costs                                                                     (800)                      -
     Other investing activities                                              (1,020)                   (578)
                                                                  ----------------------    --------------------
       Net cash (used in) provided by investing activities                 (112,139)                 49,259

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                   4,775                   3,667
     Treasury stock acquisitions                                                  -                 (38,450)
                                                                  ----------------------    --------------------
     Net cash provided by (used in) financing activities                      4,775                 (34,783)
Effect of exchange rate changes on cash and cash equivalents                    440                     332
                                                                  ----------------------    --------------------
Net (decrease) increase in cash and cash equivalents                        (66,118)                 56,606
Cash and cash equivalents at beginning of period                             98,691                  26,112
                                                                  ----------------------    --------------------
Cash and cash equivalents at end of period                              $    32,573             $    82,718
                                                                  ======================    ====================

Supplemental cash flow information:
   Income taxes paid                                                    $     6,866             $     6,383
   TTR common stock surrendered in exchange for patents                 $       602             $         -


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

         Certain prior period amounts have been reclassified on the September 30, 2002 condensed consolidated statements of income to conform to the current period presentation.

STOCK BASED COMPENSATION

         The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   ------------------------------  ------------------------------

                                                                        2003            2002             2003            2002
                                                                   --------------  --------------  ---------------  -------------
Net income, as reported                                            $    7,469      $    1,604      $   19,005       $   11,165
Add stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                                     365             699           1,277            3,038
Deduct total stock-based employee
   compensation expenses determined under
   fair-value-based method for all
   rewards, net of related tax effects                                 (5,777)         (9,118)        (20,456)         (30,006)
                                                                   --------------  --------------  ---------------  -------------
Net income (loss), pro forma                                       $    2,057      $   (6,815)     $     (174)      $  (15,803)
                                                                   ==============  ==============  ===============  =============


Basic net income (loss) per share          As reported             $     0.15      $     0.03      $     0.39       $     0.22
                                           Adjusted pro forma      $     0.04      $    (0.14)     $       --       $    (0.31)

Diluted net income (loss) per share        As reported             $     0.15      $     0.03      $     0.39       $     0.22
                                           Adjusted pro forma      $     0.04      $    (0.14)     $       --       $    (0.31)

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

         The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  --------------------------------  ---------------------------------

                                                        2003             2002            2003              2002
                                                  ---------------   --------------  ---------------   ---------------
OPTION PLANS:
Dividends                                               None             None            None              None
Expected term                                         3.4 years        3.2 years       3.2 years         3.2 years
Risk free interest rate                                 2.2%             5.3%            3.5%              4.9%
Volatility rate                                        74.2%             73.6%          76.2%             73.5%

ESPP PLAN:
Dividends                                               None             None            None              None
Expected term                                         1.5 years        1.3 years       1.3 years         1.3 years
Risk free interest rate                                 2.6%             2.8%            2.7%              2.9%
Volatility rate                                        74.9%             76.3%          75.6%             76.9%

         The weighted average fair value of options granted during the three months ended September 30, 2003 and 2002 was $10.71 and $7.37, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $8.04 and $11.56, respectively. The weighted average fair value of an ESPP share purchase right during the three months ended September 30, 2003 and 2002 were $7.43 and $9.23, respectively. The weighted average fair value of an ESPP share purchase right during the nine months ended September 30, 2003 and 2002 were $7.98 and $9.95, respectively.

NOTE 2 - REVENUE RECOGNITION

         The Company's revenue primarily consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's copy protection technology, licenses for the Company's ELM (electronic license management) and DRM (digital rights management) software products, and related maintenance and services revenues.

ROYALTY REVENUES

         Royalty revenue from the replication of copy protected videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software copy protection businesses, the Company has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from customers in pay-per-view ("PPV") and Music Technology is currently recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

         When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that
(1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and
(3) the services are not essential to the functionality of the software. For arrangements where the services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates are accounted for using the completed-contracts-method.

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

MAINTENANCE REVENUES

         Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.

NOTE 3 - ASSET PURCHASES AND BUSINESS COMBINATIONS

         In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, the Company is subject to additional contingent consideration up to $8.0 million based on a percentage of revenues derived from our sales of Music Technology products until December 31, 2004. The transaction has been accounted for as the purchase of a business. In connection with the purchase in November, we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million. During the nine months ended September 30, 2003, we recorded additional goodwill of approximately $787,000 which represents contingent consideration payments we are required to make to Midbar Tech (1998) Ltd. shareholders based on a percentage of the revenues from sales of our Music Technology products, as noted above.

         In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. ("TTR") for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000, that the Company originally purchased in January 2000. The total purchase price of $5.7 million has been allocated to patents and other intangibles. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in "Impairment losses on investments, net" in the accompanying condensed consolidated financial statements.

         In August 2003, the Company acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. The Company paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for a total purchase price of $880,000. In addition, the Company has agreed to a maximum payment of $140,000 if certain milestones are achieved by May 28, 2004. The purchase price was allocated to in-process technology, core technology and employment agreements. The in-process technology of $624,000 has been charged to operations during the three and nine months ended September 30, 2003.

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

         The Company accounts for its publicly traded investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of September 30, 2003 and December 31, 2002, all marketable investment securities were designated as "available-for-sale." Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income as a separate component of stockholders' equity.

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

         During the three months ended September 30, 2002, the Company recorded charges of $3.1 million relating to impairment losses considered to be other-than-temporary declines in the value of certain strategic long-term investments in public companies. During the nine months ended September 30, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company's stock in TTR, a strategic long-term investment in a public company. During the nine months ended September 30, 2002, the Company recorded charges of $5.6 million relating to impairment losses considered to be other-than-temporary declines in the value of certain strategic long-term investments in public companies.

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

         During the three months ended September 30, 2003 and 2002, the Company recorded charges of $294,000 and $3.7 million, respectively, relating to impairment losses considered to be other-than-temporary declines in the value of certain strategic long term investments in non-public companies. During the nine months ended September 30, 2003 and 2002, the Company recorded charges of $4.5 million and $6.7 million, respectively, relating to impairment losses considered to be other-than-temporary declines in the value of certain strategic long term investments in non-public companies.

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

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                --------------------------------    --------------------------------
                                                     2003              2002              2003              2002
                                                --------------    --------------    --------------    --------------
Basic EPS - weighted average number of common
   shares outstanding                                  48,846            49,720            48,661            50,599
Effect of dilutive potential common shares -
   stock options outstanding                              896                 -               657               567
                                                --------------    --------------    --------------    --------------
Diluted EPS - weighted average number of
   common shares and dilutive potential
   common shares outstanding                           49,742            49,720            49,318            51,166
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           3,827             5,194             4,233             3,622
                                                ==============    ==============    ==============    ==============

Weighted average exercise price of
   anti-dilutive shares                               $ 41.79           $ 37.00           $ 40.86           $ 46.35
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

         On August 20, 2003, the Company implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission. The Option Exchange Program was offered from August 20, 2003 to September 19, 2003. On September 19, 2003, pursuant to the Option Exchange Program, the Company accepted for cancellation, options to purchase 969,215 shares of common stock. Eligible employees, subject to their continued employment with the Company on the grant date of the new options, will receive new options to purchase approximately 337,211 shares of common stock in exchange for such cancelled options.

         The Company has designed the Option Exchange Program so that the Company will not need to record compensation expense from the issuance of new stock options under current accounting principles.

NOTE 8 - TREASURY STOCK

         In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company's common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company's Board of Directors. The Company's repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders' equity. As of September 30, 2003, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million. As of September 30, 2003, 2.0 million shares remained authorized for repurchase.

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

         In January 2003, the FASB issued FIN No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 27, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company had no investments in variable interest entities as of September 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) SFAS No. 150 is effective beginning the third quarter of fiscal 2003. The Company has adopted this standard without a material effect on its financial position or results of operations.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both, which are to be delivered separately in a bundled sales arrangement, should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately. The Company adopted the provisions of EITF 00-21, effective July 1, 2003, without material effect on its financial position or results of operations.

NOTE 10 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of taxes, are as follows (dollars in thousands):

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                               ---------------------------------    ----------------------------------
                                                    2003               2002              2003               2002
                                               --------------     --------------    --------------    ----------------
Net income                                       $    7,469         $    1,604        $   19,005        $    11,165
Other comprehensive income (loss):
   Unrealized gains (losses) on investments          (1,274)             3,100             4,010             (7,433)
   Foreign currency translation adjustments             118                533             1,219              1,314
                                               --------------     --------------    --------------    ----------------
Comprehensive income                             $    6,313         $    5,237        $   24,234        $     5,046
                                               ==============     ==============    ==============    ================

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

         On June 17, 2003, the Company announced a reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development. The Entertainment Technologies Group reflects the merger of the Video Technology and Music Technology Divisions, along with the SafeDisc(R) portion of our Consumer Software Division. The SafeDisc(R) business has been renamed Games. The Software Technologies Group reflects the merger of the Enterprise Software Division and the SafeCast(R) business that was also a part of our Consumer Software Division. SafeCast(R) has been renamed Consumer Licensing. The Company has historically reported segment operating income results for the Video Technology, Consumer Software, Enterprise Software and Music Technology Divisions. Beginning with the third quarter of 2003, the Company reports operating income results for the Entertainment Technologies Group and Software Technologies Group. The Company continues to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and Games) and the Software Technologies Group (Enterprise Licensing and Consumer Licensing) Segment revenue and segment income results have been reclassified for prior periods to conform to the current period presentation.


REVENUES:
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2003              2002               2003              2002
                                              ---------------   ---------------    ---------------    --------------
Entertainment Technologies Group
    Video Technology
      DVD                                      $     15,926      $     10,158       $     44,069       $    31,902
      Videocassette                                   1,335             1,770              4,343             5,728
      Pay-Per-View                                    2,845             3,051              8,502             8,766
    Games                                             1,183             1,514              3,640             4,947
    Music Technology                                  1,246                 -              3,093                 -
    Other                                                 3                81                 81               211
                                              ---------------   ---------------    ---------------    --------------
Total Entertainment Technologies Group               22,538            16,574             63,728            51,554
                                              ---------------   ---------------    ---------------    --------------

Software Technologies Group
    Enterprise Licensing                              8,151             6,584             22,202            19,575
    Consumer Licensing                                  527               339              2,550               974
                                              ---------------   ---------------    ---------------    --------------
Total Software Technologies Group                     8,678             6,923             24,752            20,549
                                              ---------------   ---------------    ---------------    --------------

Total Revenue                                  $     31,216      $     23,497       $     88,480       $    72,103
                                              ===============   ===============    ===============    ==============

         Segment income is based on segment revenue less the respective segment's cost of revenues, excluding amortization of intangibles, and selling and marketing expenses. The following segment reporting information of the Company is provided (dollars in thousands):

SEGMENT INCOME:
                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                            --------------------------------    -----------------------------------
                                                 2003              2002               2003                2002
                                            --------------    --------------    ----------------    ---------------

Entertainment Technologies Group             $    18,162       $    13,967       $     52,494         $    44,242
Software Technologies Group                        4,904             2,541             11,925               8,338
Other                                               (287)            (173)               (514)               (532)
                                            --------------    --------------    ----------------    ---------------
  Segment income                                  22,779            16,335             63,905              52,048
Research and development                           4,177             3,049             12,076               8,418
General and administrative                         4,612             3,633             13,584              10,299
In-process research and development                  624                 -                624                   -
Amortization of intangibles from
  acquisitions                                       855               519              2,567               1,897
Amortization of deferred stock-based
  compensation                                       609             1,206              2,129               5,330
                                            --------------    --------------    ----------------    ---------------
Total Operating Income                       $    11,902       $     7,928       $     32,925         $    26,104
                                            ==============    ==============    ================    ===============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 --------------------------------    -------------------------------
                                                      2003              2002              2003              2002
                                                 --------------    --------------    --------------    -------------

United States                                         $ 18,192          $ 15,065          $ 50,645         $ 47,102
International                                           13,024             8,432            37,835           25,001
                                                 --------------    --------------    --------------    -------------
Total Revenue                                         $ 31,216          $ 23,497          $ 88,480         $ 72,103
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

Globetrotter v. Rainbow Technologies, Elan & Ken Greer
------------------------------------------------------

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

         On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, the Company entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. The Company filed an appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. An oral hearing has been scheduled for December 3, 2003.

         If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

Macrovision Corporation v. ViTec Audio and Video GmbH
-----------------------------------------------------

         The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf,

Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003. The Company is reviewing the opinion and is considering its options. A hearing before the Court of Appeal in Dusseldorf is scheduled for March 4, 2004. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be $25,000.

Yield Dynamics, Inc. v. Macrovision Corporation and Globetrotter Software, Inc.
-------------------------------------------------------------------------------

         On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against the Company and Globetrotter Software, Inc. Yield Dynamics alleged that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that the Company distributed this code without Yield Dynamics' permission. Yield Dynamics asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics was seeking an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. The Company answered Yield Dynamic's complaint and asserted a counterclaim for declaratory relief. On October 21, 2003, the parties filed with the court a joint stipulated request for the dismissal of the above action with prejudice. The parties are awaiting entry of the dismissal by the court, which the Company expects to occur shortly.

Macrovision Corporation v. Media Markt TV - Hifi - Elektro GmbH
---------------------------------------------------------------

         On September 26, 2003, the Company initiated an ex parte interim injunction, in the District Court of Frankfurt, Germany, against the Frankfurt outlet of Media Markt TV-Hifi-Elektro GmbH to prohibit the sale of Macro 2000, a copy protection circumvention device. The Company sought the injunction under the newly-enacted German Copyright Directive that prohibits copy protection circumvention devices in that country. The court granted the injunction on September 29, 2003. On October 13, 2003, Media Markt signed a declaration that it would not appeal the injunction, and, as a consequence, removed all units of Macro 2000 from its outlets in Germany.

         As of November 4, 2003, Macro 2000 was voluntarily removed from sale on the websites of four additional German consumer electronics retailers: ZGV Lauf Zentral-Vertrieb GmbH, SPYNET Electronic, Funkstrom Grosshandels GmbH, and Conrad Electronic GmbH.

USPTO Interference Proceeding Between Macrovision Corporation and InterTrust
----------------------------------------------------------------------------
Technologies
------------

         The Company received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between the Company's U.S. Patent No. 5,845,281 (the "281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. An interference is declared by the USPTO when two or more parties claim the same patentable invention. An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent. This process is still in its initial stages, and is anticipated to take at least a year.

         The Company's `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995, 12 days later than the Company's priority filing date. Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first.

         European and Japanese counterpart patent applications of the Company's `281 patent also enjoy the priority filing date of February 1, 1995. But unlike the U.S. with its "first to invent" rule, Europe and Japan have a "first to file" rule, meaning that the Company's `281 patent with an earlier priority filing date is automatically given priority of invention.

         The Company's `281 patent and its continuation applications are in the field of digital rights management, a field that the Company expects will play a significant role in its future, and are not associated with the Company's existing copy protection business.

         From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operation or cash flow.

         As of September 30, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

OVERVIEW

         Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses rights management and copy protection technologies. Our customers include major Hollywood studios, independent video producers, enterprise and consumer software vendors, music labels, digital set-top box manufacturers and digital pay-per-view network operators. We provide content owners with the means to market, distribute, manage and protect video, software and audio content. Our video copy protection technology is used to copy protect DVDs, videocassettes, digital set-top box and personal video recorder platforms. Our SafeDisc product is used to copy protect CDs for software publishers primarily in the PC games software market. Our Music Technology products are used to copy protect music CDs. Our Enterprise Licensing Software products provide electronic license management solutions for software vendors and software asset management tools for business. Our Consumer Licensing Software products provide software publishers with control over the distribution and usage of both packaged media and Internet-delivered software or licenses.

         On June 17, 2003, we announced our reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development. The Entertainment Technologies Group reflects the merger of the Video Technology and Music Technology divisions, along with the SafeDisc(R) portion of our Consumer Software Division. The SafeDisc(R) business has been renamed Games. The Software Technologies Group reflects the merger of the Enterprise Software Division and the SafeCast(R) business that was also a part of our Consumer Software Division. SafeCast(R) has been renamed Consumer Licensing. We have historically reported segment operating income results for our Video Technology, Consumer Software, Enterprise Software and Music Technology divisions. Beginning with the third quarter of 2003, we report operating income results for the Entertainment Technologies Group and Software Technologies Group. We continue to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and Games) and the Software Technologies Group (Enterprise Licensing and Software Licensing.) Segment revenue and segment income results have been reclassified for prior periods to conform to the current period presentation.

The following table provides revenues information by product line (dollars in thousands):


                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,                        CHANGE
                                              ---------------------------------   ----------------------------
                                                    2003              2002              $               %
                                              ---------------    --------------   ------------    ------------
Entertainment Technologies Group
   Video Technology
     DVD                                        $    15,926         $   10,158      $   5,768          56.8%
     Videocassette                                    1,335              1,770           (435)        (24.6)
     Pay-Per-View                                     2,845              3,051           (206)         (6.8)
   Games                                              1,183              1,514           (331)        (21.9)
   Music Technology                                   1,246                  -          1,246           N/A
   Other                                                  3                 81            (78)        (96.3)
                                              ---------------    --------------   ------------
Total Entertainment Technologies Group               22,538             16,574          5,964          36.0

Software Technologies Group
   Enterprise Licensing                               8,151              6,584          1,567          23.8
   Consumer Licensing                                   527                339            188          55.5
                                              ---------------    --------------   ------------
Total Software Technologies Group                     8,678              6,923          1,755          25.4
                                              ---------------    --------------   ------------

Total Revenue                                   $    31,216         $   23,497      $   7,719          32.9%
                                              ===============    ==============   ============

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        CHANGE
                                              ---------------------------------   ----------------------------
                                                    2003              2002              $               %
                                              ---------------    --------------   ------------    ------------
Entertainment Technologies Group
   Video Technology
     DVD                                        $    44,069           $ 31,902      $  12,167          38.1%
     Videocassette                                    4,343              5,728         (1,385)        (24.2)
     Pay-Per-View                                     8,502              8,766           (264)         (3.0)
   Games                                              3,640              4,947         (1,307)        (26.4)
   Music Technology                                   3,093                  -          3,093           N/A
   Other                                                 81                211           (130)        (61.6)
                                              ---------------    --------------   ------------
Total Entertainment Technologies Group               63,728             51,554         12,174          23.6

Software Technologies Group
   Enterprise Licensing                              22,202             19,575          2,627          13.4
   Consumer Licensing                                 2,550                974          1,576         161.8
                                              ---------------    --------------   ------------
Total Software Technologies Group                    24,752             20,549          4,203          20.5

                                              ---------------    --------------   ------------
Total Revenue                                   $    88,480           $ 72,103      $  16,377          22.7%
                                              ===============    ==============   ============

The following table provides percentage of net revenue information by product line:


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------    -----------------------------
                                                   2003             2002             2003            2002
                                              -------------    -------------    -------------    ------------
Entertainment Technologies Group
   Video Technology
     DVD                                           51.0%           43.2%             49.8%           44.2%
     Videocassette                                  4.3              7.5              4.9              7.9
     Pay-Per-View                                   9.1             13.0              9.6             12.2
   Games                                            3.8              6.5              4.1              6.9
   Music Technology                                 4.0                -              3.5                -
   Other                                              -              0.3              0.1              0.3
                                              -------------    -------------    -------------    ------------
Total Entertainment Technologies Group             72.2             70.5             72.0             71.5

Software Technologies Group
   Enterprise Licensing                            26.1             28.0             25.1             27.1
   Consumer Licensing                               1.7              1.5              2.9              1.4
                                              -------------    -------------    -------------    ------------
Total Software Technologies Group                  27.8             29.5             28.0             28.5
                                              -------------    -------------    -------------    ------------

Total Revenue                                     100.0%           100.0%           100.0%           100.0%
                                              =============    =============    =============    ============

ENTERTAINMENT TECHNOLOGIES GROUP.

     VIDEO TECHNOLOGY.

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

         DVD COPY PROTECTION. Our customers for DVD copy protection have included member companies of the MPAA and Special Interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we derive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 51.0% and 43.2% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 49.8% and 44.2% of our revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued growth in demand for our DVD copy protection solution. We expect these trends to continue as long as the growth in DVD demand exceeds any future declines in our DVD copy protection average unit royalties and usage rates.

         VIDEOCASSETTE COPY PROTECTION. In 2003, the trend of Hollywood studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued. Videocassette copy protection revenues represented 4.3% and 7.5% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 4.9% and 7.9% of our revenues for the nine months ended September 30, 2003 and 2002, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios focus more of their resources on the DVD business line.

         We expect that revenues from the MPAA studios will continue to account for a substantial portion of our revenues for the foreseeable future. We have agreements with certain MPAA home video companies for copy protection of a substantial part of their DVDs and/or videocassettes in the U.S. These agreements expire at various times ranging from 2003 to 2005. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our revenues and operating income, and our business would be harmed.

         PPV COPY PROTECTION. Our customers for digital PPV copy protection are satellite and cable system operators and equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from digital set-top box hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. Digital PPV revenues were 9.1% and 13.0% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 9.6% and 12.2% of our revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in our PPV copy protection revenues is due to the continued weak digital cable and digital satellite business on a worldwide basis. We believe that revenues from PPV Copy Protection will continue to vary both in total and as a percentage of our total revenues.

     GAMES.

         Customers implementing our CD-ROM copy protection technology, SafeDisc(R), are primarily major PC-based game publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game publishers. Our Games revenues were 3.8% and 6.5% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 4.1% and 6.9% of our revenues for the nine months ended September 30, 2003 and 2002. The decrease in our Games revenue is primarily due to the reduction in volumes copy protected as well as declining per unit prices. We believe that revenues from our Games products will continue to vary both in total and as a percentage of our total revenues.

     MUSIC TECHNOLOGY.

         In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we have agreed to additional contingent consideration up to $8.0 million based on a percentage of revenues from sales of our Music Technology products through December 31, 2004. The transaction has been accounted for as the purchase of a business. In connection with the purchase in November, we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million. For the nine months ended September 30, 2003, we recorded additional goodwill of approximately $787,000 which represents contingent consideration payments we are required to make to Midbar Tech (1998) Ltd. shareholders based on a percentage of the revenues from sales of our Music Technology products, as noted above. In May 2003, we acquired the patents and other assets of TTR for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock that we originally purchased in January 2000. We recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. Our copy protection products in this area are used by customers for copy protection, authentication, and rights management for music CDs. Music Technology's revenues were 4.0% and 3.5% of our revenues for the three and nine months ended September 30, 2003, respectively. Currently, all of our Music Technology revenue is from international territories. Additional product features, currently under development, are required for the product to be accepted in the United States. We had no revenues from Music Technology products during the periods ended September 30, 2002. We believe that revenues from our Music Technology products will continue to vary in the future both in total and as a percentage of our total revenues.

SOFTWARE TECHNOLOGIES GROUP.

         ENTERPRISE LICENSING.

         Our Enterprise Licensing products generate revenue from licensing software and providing services related to the support and maintenance of this software. Revenues from Enterprise Licensing were 26.1% and 28.0% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 25.1% and 27.1% of our revenues for the nine months ended September 30, 2003 and 2002, respectively. Despite difficult economic conditions for enterprise software companies, our revenues, in absolute terms, for the three and nine months ended September 30, 2003 have increased compared to the same periods in the prior year. We believe that revenues from Enterprise Licensing products will continue to vary both in total and as a percentage of our total revenues.

         CONSUMER LICENSING.

         Our consumer licensing product, SafeCast(R), facilitates web-based purchases and delivery and product activation of consumer-oriented software. Our Consumer Licensing products generate revenue from licensing software and providing services related to the support and maintenance of this software. Revenues from Consumer Licensing were 1.7% and 1.5% of our revenues for the three months ended September 30, 2003 and 2002, respectively, and 2.9% and 1.4% of our revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in Consumer Licensing revenues is due to the increased market adoption of SafeCast(R). We believe that revenues from our Consumer Licensing products will continue to vary both in total and as a percentage of our total revenues.


SEASONALITY OF BUSINESS.

         We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters. We believe that this trend has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In addition, revenues tend to be lower in the summer months, particularly in Europe.

COSTS AND EXPENSES.

         Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support costs, direct labor and benefit costs of employees time spent on billable consulting or training, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of facilities costs.


CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

         ROYALTY REVENUES

         Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from our customers and third parties as our basis for revenue recognition. In our DVD, videocassette, and consumer software businesses, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from our PPV and Music Technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

         When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that
(1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and
(3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.

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

         MAINTENANCE REVENUES

         Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.

VALUATION OF STRATEGIC INVESTMENTS

         As of September 30, 2003, the adjusted cost of our strategic investments totaled $30.2 million. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the balance sheet as "Long term marketable investment securities" and "Other assets," respectively.

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

         Based on these measurements, $294,000 and $4.5 million of other-than-temporary impairment losses from investments in non-public companies were recorded during the three and nine months ended September 30, 2003, respectively. This was partially offset by $395,000 of realized gains from the surrender of our stock in TTR (see Note 3 of Notes to Condensed Consolidated Financial Statements.) For the three and nine months ended September 30, 2002, respectively, $6.8 million and $12.3 million of other-than-temporary impairment losses were recorded. This included $3.1 million and $5.6 million, respectively, of charges for investments in public companies for the three and nine months ended September 30, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of costs over fair value of assets of businesses acquired. We account for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

         Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the nine months ended September 30, 2003, there were no triggering events which required us to test for impairment prior to our annual impairment analysis.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the nine months ended September 30, 2003 and 2002, no impairment charges were recorded for long-lived assets.

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

INCOME TAXES

         We account for income taxes using the asset and liability method. As of September 30, 2003 deferred tax assets net of valuation allowances, totaled $16.0 million. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS

         REVENUES. Total revenues for the three and nine month periods ended September 30, 2003 increased 32.9% and 22.7%, respectively, from the corresponding prior year periods. DVD copy protection revenues for the three and nine month periods ended September 30, 2003 increased 56.8% and 38.1%, respectively, from the corresponding prior year periods due to the continued growth in demand of the DVD format, a strong hit title release schedule that more than offset modest declines in our average unit royalties and decreased usage by certain Hollywood studios. Our DVD copy protection revenues in 2002 were reduced by a $2.3 million refund resulting from a customer's self-reporting error detected in 2002. During the second quarter of 2003 and the nine months ended September 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue in a partial resolution of this customer overreporting claim. Additionally, during the third quarter of 2003 and the nine months ended September 30, 2003, the increase in DVD copy protection revenues included approximately $458,000 resulting from royalty audit activity that detected underreporting by certain replicators in prior periods. We periodically review selected replicator royalty records to substantiate royalties reported. We intend to continue this activity in the future. Revenues from videocassette copy protection for the three and nine month periods ended September 30, 2003 decreased 24.6% and 24.2%, respectively, from the corresponding prior year periods reflecting the continuing trend for Hollywood studios to invest more proportionally in copy protecting their DVD titles compared to VHS releases. Digital PPV copy protection revenues for the three and nine months ended September 30, 2003 decreased 6.8% and 3.0%, respectively, from the corresponding prior year periods, due to the continued weak digital cable and digital satellite business on a worldwide basis. Revenue from Games for the three and nine month periods ended September 30, 2003 decreased 21.9% and 26.4%, respectively, from the corresponding prior year periods, due primarily to the reduction in volumes copy protected as well as declining per unit prices. The increase in Music Technology revenue is from our acquisition of Midbar in November 2002. Enterprise Licensing revenues for the three and nine months ended September 30, 2003 increased 23.8% and 13.4%, respectively, from the corresponding prior year periods, due primarily to an increase in licensing and maintenance volume. Consumer software licensing revenues for the three and nine months ended September 30, 2003 increased 55.5% and 161.8%, respectively, from the corresponding prior year periods, due primarily to the increased adoption of our SafeCast technology by major consumer software vendors.

         LICENSE REVENUES. Our license revenues for the three and nine months ended September 30, 2003 increased 34.8% and 23.5%, respectively, from the corresponding prior year periods primarily due to increases in our revenues derived by Video Technology products in the DVD copy protection area, revenues from Music Technology products and increases in revenues in our Software Technologies Group.

         SERVICE REVENUES. Our service revenues for the three and nine months ended September 30, 2003 increased 16.6% and 16.0%, respectively, from the corresponding prior year periods primarily due to an increase in maintenance revenues in our Software Technologies Group.

         COST OF REVENUES - LICENSES. Cost of revenues from license fees for the three and nine months ended September 30, 2003 decreased $303,000 and $869,000, respectively, from the corresponding prior year periods. As a percentage of license revenues, cost of revenues from license fees decreased from 7.5% in the third quarter of 2002 to 4.5% in the third quarter of 2003. As a percentage of license revenues, cost of revenues from license fees decreased from 6.6% for the nine months ended September 30, 2002 to 4.3% for the nine months ended September 30, 2003. The decreases are primarily due to lower patent defense costs relating to the Rainbow litigation in 2003 compared to corresponding prior year periods in 2002 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

         COST OF REVENUES - SERVICES. Cost of revenues from service fees for the three and nine months ended September 30, 2003 increased $136,000 and $413,000, respectively, from the corresponding prior year periods. As a percentage of service revenues, cost of revenues from service fees increased from 19.0% in the third quarter of 2002 to 20.8% in the third quarter of 2003. As a percentage of service revenues, cost of revenues from service fees increased from 17.8% for the nine months ended September 30, 2002 to 20.0% for the nine months ended September 30, 2003. The increases are primarily due to the increase in headcount of our software customer support group. We anticipate our cost of revenues from service fees will increase in the future.

         During the nine months ended September 30, 2003, we deferred direct costs totaling $655,000 associated with a customer contract being accounted for under the completed contract provisions of SOP 81-1. Upon completion of this contract, we will recognize all deferred revenue and costs.

         COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles from acquisitions for the three and nine months ended September 30, 2003 increased $336,000 and $968,000, respectively, from the corresponding prior year periods. This increase was primarily due to the acquisition of Midbar Tech (1998) Ltd., which increased our intangible assets subject to amortization.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.1 million or 37.0% from $3.0 million in the third quarter of 2002 to $4.2 million in the third quarter of 2003. Research and development expenses increased by $3.7 million for the nine months ended September 30, 2003 or 43.5% from $8.4 million for the nine months ended September 30, 2002 to $12.1 million for the nine months ended September 30, 2003. The increase is primarily due to increased headcount and increased costs for contractors and consultants as we increase our research and development efforts. These increases were primarily in support of our Music Technology products, including headcount related to our November 2002 acquisition of Midbar Tech (1998) Ltd. Research and development expenses increased as a percentage of revenues from 13.0% in the third quarter of 2002 to 13.4% in the third quarter of 2003 and from 11.7% for the nine months ended September 30, 2002 to 13.6% for the nine months ended September 30, 2003. We expect research and development expenses to continue to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity as we invest in the development of new technologies across all our business areas.

         SELLING AND MARKETING. Selling and marketing expenses increased by $1.4 million or 28.3% from $5.1 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003. Selling and marketing expenses increased by $5.0 million or 34.5% from $14.4 million for the nine months ended September 30, 2002 to $19.4 million for the nine months ended September 30, 2003. This increase was primarily due to higher compensation expenses and increased headcount. Despite the increase in headcount, selling and marketing expenses decreased as a percentage of revenues from 21.7% in the third quarter of 2002 to 20.9% in the third quarter of 2003 due primarily to the increase in revenue. Selling and marketing expenses increased as a percentage of revenues from 20.0% for the nine months ended September 30, 2002 to 21.9% for the nine months ended September 30, 2003. We expect selling and marketing expenses to continue to increase in absolute terms and as a percentage of revenues in the future as we continue to strengthen our sales and marketing organization.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.0 million or 26.9% from $3.6 million in the third quarter of 2002 to $4.6 million in the third quarter of 2003. General and administrative expenses increased by $3.3 million or 31.9% from $10.3 million for the nine months ended September 30, 2002 to $13.6 million for the nine months ended September 30, 2003. The increase is due primarily to higher compensation expense and increased headcount. Despite the increase in headcount and compensation expense, general and administrative expenses decreased as a percentage of revenues from 15.5% in the third quarter of 2002 to 14.8% in the third quarter of 2003 due primarily to the increase in revenues. General and administrative expenses increased as a percentage of revenues from 14.3% for the nine months ended September 30, 2002 to 15.4% for the nine months ended September 30, 2003. We expect our general and administrative expenses to increase in absolute terms in the future as we continue to support the expansion of our business and comply with the requirements of the Sarbanes-Oxley Act of 2002.

         AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. We amortize intangibles relating to the acquisition of C-Dilla in June 1999 on a straight-line basis over three to seven years based on expected useful lives of existing products and technologies and non-compete agreements. We amortized $298,000 for the nine months ended September 30, 2002 related to non-compete agreements. There was no amortization relating to non-compete agreements in the third quarter of 2002 and the nine months ended September 30, 2003. Amortization of intangibles related to non-compete agreements has been included in operating expenses. We amortized $417,000 and $389,000 in the third quarters of 2003 and 2002, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively, related to intangibles for existing products and technologies. Amortization of intangibles relating to existing products and technologies has been included in our cost of revenues.

         We also amortize intangibles relating to the acquisition of net assets of Productivity through Software plc ("PtS"), the European distributor for our enterprise license management products, on a straight-line basis over three years based on the expected useful lives of the existing customer base. We amortized $136,000 and $130,000 in the third quarters of 2003 and 2002, respectively, and $405,000 and $374,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts are included in our cost of sales.

         We amortize intangibles relating to the acquisition of Midbar Tech
(1998) Ltd. in November 2002 on a straight-line basis over three to five years based on expected useful lives of existing technology, existing contracts, patents and trademarks. We amortized $302,000 and $912,000 in the three and nine months ended September 30, 2003, respectively. These amounts are included in our cost of sales.

         AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in August 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for the third quarters of 2003 and 2002 were $609,000 and $1.2 million, respectively. The amortization of the deferred stock-based compensation for the nine months ended September 30, 2003 and 2002 were $2.1 million and $5.3 million, respectively. The decrease in amortization from the corresponding prior year periods to 2003 was due primarily to stock options becoming fully vested in 2002. The expense associated with this stock-based compensation will continue to result in substantial non-cash compensation charges to future earnings through 2004.

         IMPAIRMENT LOSSES ON INVESTMENTS, NET. During the third quarter of 2003 and 2002, we recorded charges totaling $294,000 and $6.8 million, respectively, relating to other than temporary impairments in our public and non-public company investments. During the nine months ended September 30, 2003 and 2002, we recorded charges totaling $4.1 million and $12.3 million, respectively, relating to other than temporary impairments in our public and non-public company investments.

         INTEREST AND OTHER INCOME, NET. Interest and other income decreased $790,000 or 48.4% from $1.6 million in the third quarter of 2002 to $842,000 in the third quarter of 2003. Interest and other income decreased $2.9 million or 50.1% from $5.8 million for the nine months ended September 30, 2002 to $2.9 million for the nine months ended September 30, 2003. The decrease is due primarily to lower interest rates.

         INCOME TAXES. For the third quarter of 2003, we recorded income taxes of $5.0 million, compared to income taxes for the third quarter of 2002 of $1.2 million. The effective tax rate of 40.0% reflects our current estimate of domestic and international revenue and income before taxes, as well as the estimated level of pre-tax income for fiscal 2003. The decrease in the effective tax rate from 2002 was due to changes in our international operations resulting in a shift of our taxable income to more favorable tax jurisdictions, and also a reduction in the amortization of deferred stock-based compensation, which is not tax deductible.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily from cash generated by operations, principally our copy protection businesses and our electronic license management business. Our operating activities provided net cash of $40.8 million and $41.8 million in the nine months ended September 30, 2003 and 2002, respectively. Cash provided by operating activities decreased primarily due to a reduction in net income after excluding non-cash charges. The availability of cash generated by our operations could be affected by, but not limited to, those factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Investing activities used net cash of $112.1 million in the nine months ended September 30, 2003 and provided net cash of $49.3 million in the nine months ended September 30, 2002. Cash from investing activities decreased from the prior year period mainly from the maturity of short-term marketable investments and investments in money market funds that were reinvested in longer term investments for more favorable interest rates. In addition, during the nine months ended September 30, 2003, the Company used $6.3 million in investing activities for the acquisition of TTR assets and patents, acquisition of P2P file sharing technology assets and Midbar contingent consideration. The decrease in capital expenditures of $1.9 million is primarily due to leasehold improvements and furniture and fixtures for our new office space, which occurred in the first quarter of 2002 resulting in a larger amount of capital expenditures in the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2003.

         Net cash provided by financing activities from stock option exercises and employee stock program purchases was $4.8 million for the nine months ended September 30, 2003. Net cash used in financing activities was $34.8 million for the nine months ended September 30, 2002. The increase in cash provided by financing activities is due to $38.5 million used to repurchase 3.0 million shares of treasury stock during the nine months ended September 30, 2002. There were no repurchases of treasury stock during the nine months ended September 30, 2003.

         At September 30, 2003, we had $32.6 million in cash and cash equivalents, $82.8 million in short-term investments and $138.4 million in long-term marketable investment securities, which included $29.8 million in fair market value of our strategic investment in Digimarc, a public company. At December 31, 2002, we had $98.7 million in cash and cash equivalents, $73.0 million in short-term investments and $38.7 million in long-term marketable investment securities, which included the fair market value of our strategic investments in two public companies: Digimarc and TTR. The decrease in cash and cash equivalents is mainly due to the re-investment of money market funds in longer term investments for more favorable interest rates.

         The increase in long-term marketable investment securities is due to the reinvestment of money market funds into longer term investments mentioned above, and also the increase in market value of Digimarc, partially offset by the disposition of TTR Technologies in the second quarter of 2003 (See Note 3 of Notes to Condensed Consolidated Financial Statements.) We have no material commitments for capital expenditures and anticipate that capital expenditures for the remainder of the year will not exceed $1.7 million. We also have future minimum lease payments of approximately $32.0 million under operating leases. During the third quarter of 2003, we moved our UK office to a larger building and expanded our Japan office. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

         In November 2002, we acquired the assets and operations of Midbar Tech
(1998) Ltd., a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to additional contingent consideration up to $8.0 million based on a percentage of revenues derived from our sales of Music Technology products until December 31, 2004. During the nine months ended September 30, 2003, we have paid $480,000 of such contingent consideration.

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

         In August 2003, we acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. We paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for a total purchase price of $880,000. In addition, we have agreed to a maximum payment of $140,000 if certain milestones are achieved by May 28, 2004. The purchase price was allocated to in-process technology, core technology and employment agreements. The in-process technology of $624,000 has been charged to operations during the three and nine months ended September 30, 2003.

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

         In May 2002, the Board of Directors authorized a 5.0 million share repurchase program which has allowed us to purchase shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. Through September 30, 2003, we had repurchased 3.0 million shares at a total cost of $38.5 million. As of September 30, 2003, 2.0 million shares remained authorized for repurchase.

CONTRACTUAL OBLIGATIONS.

         The Company leases its facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of September 30, 2003 were as follows (in thousands):

                                                   Operating
                                                    Leases
                                                 ------------

                2003                               $     867
                2004                                   3,495
                2005                                   3,451
                2006                                   3,445
                2007                                   3,553
                2008 and thereafter                   17,152
                                                 ------------


                Total                              $  31,963
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

         FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $253.8 million as of September 30, 2003. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

         We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $1.0 million decrease (approximately 0.5%) in the fair value of our available-for-sale securities as of September 30, 2003.

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

         STRATEGIC INVESTMENTS. We currently hold minority equity interests in Command Audio, Digimarc, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, SecureMedia and Widevine Technologies. These investments, with a carrying value totaling $30.2 million (which included $29.8 million for our investment in Digimarc and $404,000 for investments in non-public companies), represented 8.3% of our total assets as of September 30, 2003. Digimarc, a publicly traded company, is subject to price fluctuations based on the public market. Command Audio, Digital Fountain, InterActual, iVAST, NTRU Cryptosystems, RioPort, Inc. and Widevine Technologies are non-public companies. There is no active trading market for their securities and our investments in them are illiquid. As of September 30, 2003, the carrying value of these non-public companies is $404,000, which consists of the carrying value of iVAST. All other non-public companies listed have no carrying value as of September 30, 2003. We may never have an opportunity to realize a return on our investment in these non-public companies, and we may in the future be required to write off all or part of the remaining carrying value of our investment in iVAST. During the nine months ended September 30, 2003, the Company recorded total net charges of $4.1 million relating to impairment losses considered to be other than temporary declines in the value of certain strategic long term investments. This included $4.5 million of charges in non-public companies and $395,000 of realized gains from the surrender of TTR stock. During the nine months ended September 30, 2002, we recorded charges of $12.3 million relating to other than temporary impairments in our public and non-public company investments.

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

         As of the end of the quarter ended September 30, 2003, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) CHANGES IN INTERNAL CONTROLS. During the quarter ended September 30, 2003, there have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are involved in legal proceedings related to some of our intellectual property rights.

Globetrotter v. Rainbow Technologies, Elan & Ken Greer
------------------------------------------------------

         In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortious interference with business relations, and trade libel. Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, we acquired Globetrotter.

         In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al.

         In 2002, we filed a series of summary judgment motions to dismiss some of the counterclaims from Rainbow et al. The Federal District Court granted all of the Company's motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

         On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, we filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. This leaves only Ken Greer's appeal and our cross-appeal. We filed our appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. An oral hearing has been scheduled for December 3, 2003.

         If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Macrovision Corporation v. ViTec Audio and Video GmbH
-----------------------------------------------------

         We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in

July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing.
M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003. We are reviewing the opinion and are considering our options. A hearing before the Court of Appeal in Dusseldorf is scheduled for March 4, 2004. In the event of an adverse ruling, we may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, we may be obligated to pay some of ViTec's attorney fees estimated to be $25,000.

Yield Dynamics, Inc. v. Macrovision Corporation and Globetrotter Software, Inc.
-------------------------------------------------------------------------------

         On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against us. Yield Dynamics alleged that it created a software interface to allow its Genesis software product to work with our FLEXLM software and that we distributed this code without Yield Dynamics' permission. Yield Dynamics asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California's Business and Professions Code. Yield Dynamics was seeking an injunction, a constructive trust on receipts from the licensing or sale of products containing the interface code, and actual, compensatory and punitive damages. We answered Yield Dynamic's complaint and asserted a counterclaim for declaratory relief. On October 21, 2003, the parties filed with the court a joint stipulated request for the dismissal of the above action with prejudice. The parties are awaiting entry of the dismissal by the court, which we expect to occur shortly.

Macrovision Corporation v. Media Markt TV - Hifi - Elektro GmbH
---------------------------------------------------------------

         On September 26, 2003, we initiated an ex parte interim injunction, in the District Court of Frankfurt, Germany, against the Frankfurt outlet of Media Markt TV-Hifi-Elektro GmbH to prohibit the sale of Macro 2000, a copy protection circumvention device. We sought the injunction under the newly-enacted German Copyright Directive that prohibits copy protection circumvention devices in that country. The court granted the injunction on September 29, 2003. On October 13, 2003, Media Markt signed a declaration that it would not appeal the injunction, and, as a consequence, removed all units of Macro 2000 from its outlets in Germany.

         As of November 4, 2003, Macro 2000 was voluntarily removed from sale on the websites of four additional German consumer electronics retailers: ZGV Lauf Zentral-Vertrieb GmbH, SPYNET Electronic, Funkstrom Grosshandels GmbH, and Conrad Electronic GmbH.

USPTO Interference Proceeding Between Macrovision Corporation and InterTrust
----------------------------------------------------------------------------
Technologies
------------

         We received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between the Company's U.S. Patent No. 5,845,281 (the "281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. An interference is declared by the USPTO when two or more parties claim the same patentable invention. An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent. This process is still in its initial stages, and is anticipated to take at least a year.

         Our `281 patent and our continuation applications have a priority filing date of February 1, 1995. The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995, 12 days later than our priority filing date. Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first.

         European and Japanese counterpart patent applications of the Company's `281 patent also enjoy the priority filing date of February 1, 1995. But unlike the U.S. with its "first to invent" rule, Europe and Japan have a "first to file" rule, meaning that our `281 patent with an earlier priority filing date is automatically given priority of invention.

         Our `281 patent and its continuation applications are in the field of digital rights management, a field that we expect will play a significant role in its future. They are not associated with our existing copy protection business.

         From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

         As of September 30, 2003, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits.

               31.1        Rule 13a-14(a)/15d-14(a) Certification.
               31.2        Rule 13a-14(a)/15d-14(a) Certification.
               32.1        Section 1350 Certification.
               32.2        Section 1350 Certification.
              ------------------------------------------------------------------


      (b)      Reports on Form 8-K.

                           During the quarter ended September 30, 2003, the Company filed one report on Form 8-K. On August 1, 2003, the Company reported on Form 8-K, under items 7, 9 and 12, its press release concerning revenue and earnings results for the second quarter of 2003, as well as revenue and earnings estimates for 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:



Date:    November 12, 2003     By:    /s/ William A. Krepick
       ---------------------       ---------------------------------------------
                                      William A. Krepick
                                      President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:    November 12, 2003     By:    /s/ Ian R. Halifax
       ---------------------      ----------------------------------------------
                                     Ian R. Halifax
                                     Vice President, Finance and Administration,
                                     Chief Financial Officer and Secretary