Form 10-K
period 2003-12-31
MACROVISION CORP
filed 2004-03-12
CIK 1027443

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-22023

Macrovision Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0156161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2830 De La Cruz Boulevard Santa Clara, California 95050
(Address of principal executive offices) (Zip code)

(408) 743-8600
(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒    No   ☐

As of March 1, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on that day, was approximately $962,571,745.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 1, 2004, there were 49,273,828 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof.  Certain portions of registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the registrant’s annual meeting of stockholders to be held on May 25, 2004, are incorporated by reference in Items 10-14 of Part III hereof.

MACROVISION CORPORATION

FORM 10-K

i

          Discussions of some of the matters contained in this Annual Report on Form 10-K for Macrovision Corporation (“Macrovision,” “we” or “us”) may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties.  Some of these discussions are contained under the captions “Item 1.  Business” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have based these forward-looking statements on our current expectations and projections about future events, which include implementing our business strategy, developing and introducing new technologies, obtaining and expanding market acceptance of the technologies we offer, and competition in our markets.

          In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” and similar expressions.  These statements are based on the beliefs and assumptions of our management and on information currently available to our management.  Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements.  For a discussion of some of the factors that might cause such a difference, see “Item 1.  Business – Risk Factors.”

PART I

ITEM 1.  BUSINESS

          Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses copy protection, electronic licensing and rights management technologies.  Our customers include major Hollywood studios, independent video producers, hardware and software vendors, music labels, consumer electronic, PC and digital set-top box manufacturers and digital pay-per-view (“PPV”) and video-on-demand (“VOD”) network operators.  We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

          Our business originated in video copy protection, which continues to be the leading revenue generator for our Entertainment Technologies Group.  Our technology has been used to copy protect over four billion videocassettes worldwide since 1985 and over 2.7 billion DVDs worldwide since 1997.  Most Motion Picture Association of America (“MPAA”) studios use our video copy protection technology to protect some or all movie releases on videocassette or DVD.  We believe that our technology is accepted as the de facto industry standard for analog video copy protection.

          Our Entertainment Technologies Group develops and licenses copy protection, authentication, and rights management technologies for music CDs.  We also offer CD/DVD-ROM copy protection and digital rights management (“DRM”) technologies to a variety of software publishers in the PC games, education, information publishing, and desktop applications software markets.

          Our Software Technologies Group provides electronic license management (“ELM”) and electronic license distribution (“ELD”) solutions to hardware and software vendors and their enterprise customers.  International Data Corporation (“IDC”), the information technology market intelligence firm, has named Macrovision the clear leader in this field, with approximately 2,000 customers under maintenance.  In 2003, we announced a major new initiative and licensing model, FLEXnet, which establishes our ELM and ELD solutions as a platform and enables us to form alliances with many of the leading companies providing complementary solutions, including Intel, InstallShield, Open Channel Solutions, Platform Computing and others.  We expect to begin shipping FLEXnet in 2004.

          Overall, we have built, and continue to add to, a large patent portfolio that helps differentiate our products and is important to our license driven business model.  We generate recurring revenues from a variety of sources by licensing the use of our patented technologies.  In our video copy protection business, we receive unit-based royalties for copy-protected videocassettes and DVDs and for set-top boxes and hard drive recorders that include our technologies.  We obtain transaction or use-based royalties from digital satellite/cable network operators for copy protected PPV movies, and up-front and annual license fees from DVD and set-top box hardware manufacturers, and digital satellite/cable network operators.  In our software businesses, we receive unit-based royalties on CD/DVD-ROMs, a combination of time-based licenses and perpetual licenses for our DRM and electronic license management technologies, and recurring fees for maintenance.  For our music products we receive unit-based royalties for copy-protected music CDs.

          We own or have rights to various copyrights, trademarks and trade names used in our business.  These include Macrovision®, Cactus Data Shield™ (“CDS”), Colorstripe™, FLEXbill™, Flex Certified™, FLEXenabled™, FLEXlm®, FLEXnet™,, GLOBEtrotter®, GTlicensing™, SafeAudio™, SafeAuthenticate®, SafeCast®, SafeDisc®, SafeDVD™, SafeScan™, SAFESTREAM™, SafeWrite™, SAMsuite™ and  SOFTSUMMIT™.

Industry Background

          Consumers’ ability to make unauthorized copies of video, audio and software content has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD and DVD recorders, audio CD recorders (“CD-Rs”) and hard drive recorders that allow in-home copying of videocassettes, DVDs, digital PPV/VOD programs, CD/DVD-ROMs, desktop software, and audio CDs.  The industry shift towards digital media renders content and copyright owners increasingly vulnerable to unauthorized use of their content.  As technological advances facilitate digital copying using devices that are becoming more readily available at declining prices, motion picture studios, music labels and software games publishers have become more concerned with protecting their intellectual property.  Independent software vendors (“ISVs”) and systems vendors are similarly concerned about unlicensed or illicit use of their application software, both in the enterprise environment (where license parameters may be ignored) and at home (where PC software may be copied and redistributed).

          Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy.  The latest data available from the MPAA estimates that the U.S. motion picture industry lost in excess of $3.5 billion in 2003 due to packaged media piracy.  In addition, the International Intellectual Property Alliance (“IIPA”) estimated that copyright piracy, not including Internet piracy, around the world inflicts $20-$22 billion in annual losses to the U.S. copyright industries.  This estimate also does not include losses arising from casual consumer copying or unauthorized use of entertainment and software programs.  This is the focus of our technologies.

Macrovision Business

          We operate in two business groups, which are the Entertainment Technologies Group and the Software Technologies Group.

     Entertainment Technologies Group

          Our Entertainment Technologies Group derives its revenue from three product lines: Video, Music and PC Games Technology.

          Video Technology

          Motion picture studios wish to maximize the economic value from each feature film or other video program over its copyright life.  Adams Media Research reported that consumers spent more than $14.4 billion in 2003 to own movies, with DVD outselling VHS two to one in the United States.  Understanding & Solutions Ltd. projects a 24% annual increase in DVD unit sales to over 1.5 billion discs in 2004 in the United States and a 26% annual increase to over 2.2 billion discs in 2004 worldwide.  The rapid growth of the DVD format presents major revenue opportunities for the studios, as well as serious copy protection concerns.  Independent studies show that studios and video retailers lose VHS and DVD revenues when consumers make copies of movies, whether from home video or PPV or VOD releases.  Any household that owns a VCR or DVD recorder (“DVD-R”) device is capable of making unauthorized high quality VHS or DVD copies directly from their DVD players or set-top boxes, unless programs are copy protected.

          DVD-to-VHS Copy Protection.  DVD hardware and media became commercially available in the United States in 1997. According to the Digital Entertainment Group (“DEG”) and Consumer Electronics Association (“CEA”), as of the end of 2003, approximately 100 million DVD playback devices are in American homes, including stand-alone players, DVD-ROM drives and DVD-capable videogame consoles.  Most of these homes also have a VCR.  In addition, DVD/VCR combination units are becoming more popular.  Without effective copy protection, any VCR can, when combined with a DVD playback device, make VHS copies of a non-copy protected DVD.  These copies are almost equal in quality to professionally prerecorded videocassettes.  Virtually 100% of DVD playback devices sold and in use since the DVD format introduction to the market in 1997 in North America, Western Europe and Japan are designed to output Macrovision copy-protected analog video if the device plays a Macrovision copy-protected original DVD disc.  Therefore, our copy protection technology can effectively inhibit DVD to VCR copying.

          Recordable DVD Copy Protection.  DVD-video recorders that allow recording onto DVD recordable blank media, started selling to consumers in 2003, and sales of these DVD recorders reached approximately 5.0 million units worldwide in 2003.  According to estimates from IDC and Understanding and Solutions Ltd., DVD-video recorders sales should reach over 13.0 million units in 2004, with nearly 35% of such sales in the United States and 32% in Europe, the Middle East and Africa.  Our copy protection technology inhibits the duplication of DVDs using these new devices.  All DVD recording devices that we have tested to-date do not make a digital DVD copy from the analog video output of a compliant DVD playback device when playing a Macrovision copy-protected DVD disc.  Because almost all the installed DVD playback devices have only an analog output, our copy protection technology inhibits DVD-R copying in addition to VCR copying.

          VOD and PPV Copy Protection.  Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems.  Studios have realized the importance of copy protection in digital PPV/VOD networks because VHS and DVD-R recorders can be used to make high quality VHS and DVD copies from the source video signal.  Many of the studios have required digital PPV/VOD system operators to install copy protection capability in their digital set-top boxes.

          Our technology enables consumers to view PPV/VOD programs but inhibits unauthorized copying or significantly distorts unauthorized copies of the program when copies are attempted by both DVD and VHS recording devices.  To date, our copy protection technology has been embedded in over 117 million digital set-top boxes worldwide, representing nearly 90% of total digital set-top boxes deployed.  Our technology is dormant until it is activated by system operators for specific PPV or VOD movies.  During the past four years, our video copy protection technology has been activated by PPV system operators in Western Europe and Japan.

          VOD is an emerging service, with approximately 10 million U.S. households currently enabled to view VOD, and an estimated 30 million expected to be VOD ready by 2005.  We are working with several major MPAA studios and system operators to enable copy protection activation for VOD services in the U.S.

          VHS Copy Protection. Even with the focus on digital media and growth in DVD, VCR sales remain strong as prices fall.  With continued shipments of VCR devices to the market, we believe that VCRs will remain a home copying threat to video content owners for many years to come.  Our copy protection technology still serves its original purpose of inhibiting VCR-to-VCR copying.

          Music Technology

          The music industry is at a digital crossroads.  Music industry unit (“CD”) sales have been falling approximately 10% year-over-year for the past four years, according to the International Federation of Phonographic Industries (“IFPI”).  The continued decline is attributed to the high penetration of personal computer-based CD-burners, proliferation of peer-to-peer file sharing services and the lack of commercially viable copy protection and DRM technologies.  Approximately 30% of recordings sold worldwide are reportedly illegal copies, resulting in an estimated $4.6 billion of lost industry sales in 2003 alone, according to IFPI’s “Music Piracy Report 2003.”  In addition, peer-to-peer file sharing of music continues to be problematic.  IFPI estimates there were approximately 100 million infringing music files on traditional web and file transfer protocol sites on the Internet and approximately 800 million unauthorized files on peer-to-peer networks at the end of 2003.

          Consequently, the music industry is pursuing multiple initiatives to reverse the year-over-year sales declines, including CD copy protection and digital rights management technologies.  Since early 2000, music labels have expressed interest in technology that would prevent the copying of music CDs to a PC or CD-R device, or downloading from peer-to-peer networks.  We are developing and marketing technologies to address these needs.

          PC Games Technology

          With the proliferation of inexpensive high capacity CD-ROM burners, and the increase in broadband Internet connections to the home and small office, individual consumers now have ready means for unauthorized copying and distribution of desktop software on a broad scale.  In fact, unauthorized downloads of application and entertainment software frequently meet or exceed the volume of downloads of music from Internet file sharing services.  As a result, application software and interactive entertainment (primarily games) software companies are facing an unprecedented loss of revenues due to unauthorized consumer copying of CD/DVD-ROM software and unauthorized file sharing over the Internet.  Our SafeDisc technology addresses this problem.

     Software Technologies Group

          Our Software Technologies Group is focused on two main customer target groups: software and hardware manufacturers and enterprise end-users.

          Software and Hardware Manufacturers

          Software and hardware manufacturers need to package and protect their products using flexible methods to increase customer satisfaction and to maximize market penetration and profitability.  Hardware manufacturers include computer, telecom, datacom and other equipment manufacturers that incorporate substantial software modules in their products.  By offering their products in different forms and under different terms, manufacturers are able to put forward products that appeal to and make economic sense to different potential purchasers with varying needs and values.  For example, heavy users of a software product may wish to purchase a single copy for each user, medium users may wish to purchase “floating licenses” that can be shared as needed, and light users may wish to pay based on actual usage.  Electronic licensing can enable manufacturers to create a single version of each of their products with which they can flexibly and dynamically offer the types of business models their customers desire.

          Some individual consumers and organizations attempt to make unauthorized use of software and software-enabled hardware products.  Manufacturers attempt to discourage and prevent unauthorized use through means such as audits and, increasingly, electronic licensing.  Additionally, manufacturers use electronic licensing to help corporate users comply with the terms of their contracts and avoid inadvertent overusage.

          IDC estimates that software publishers shipped over $189 billion of software in 2003, of which 52% had some form of associated electronic licensing.  Although many software publishers use their own, internally developed license management software, the leading publishers are increasingly recognizing that this is not their core competency and are opting to purchase third-party solutions, such as ourFLEXlm or SafeCast products.  In 2003, IDC reaffirmed its estimate that license management software would grow at almost twice the rate of the overall software market, and we believe that Macrovision is positioned to benefit from this market growth due to our current market leadership, installed base of customers and broad product set.

          Enterprise End-Users

          Larger organizations that purchase significant volumes of software want to optimize those purchases, ensuring that they purchase enough licenses to make their operations as productive as possible, and at the same time ensuring that they do not waste money by continuing to license unnecessary assets.  These enterprises seek reporting software that can provide detailed usage information to guide them in their purchase decisions.

          Additionally, larger organizations that purchase significant volumes of software often have trouble complying with the purchase terms of their software.  They desire automated solutions that help them stay within the bounds of their purchased licenses, and allow them to flexibly expand those bounds as needed (for example, via usage-based overdraft capabilities).  Moreover, they seek management solutions that enable them to minimize the manual labor associated with managing large numbers of licenses and to maximize the reliability and availability of those licenses.

Macrovision Solutions

          We develop and market a broad array of rights management and copy protection technologies for each of our business lines.  The rapid expansion of broadband Internet connections for consumers and small businesses may result in the adoption of new licensing and distribution models for our solutions.  We believe this has created a large market opportunity for our digital rights management and copy protection solutions.

     Entertainment Technologies Group

          Video Technology

          Our video copy protection technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital PPV or VOD programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices.  Videocassettes and DVDs are encoded with our video copy protection signal as they are manufactured.  The unique patented aspects of our copy protection signal are transparent to an analog TV set, but are disruptive to the recording circuits of VCRs and act to turn off the recording operation of recordable DVD devices.  The result is that videocassettes and DVDs that are encoded with our copy protection signal will play normally on an analog TV set, but will cause generally unwatchable copies to be made on the vast majority of VCRs, and will shut down the analog-to-digital recording circuit of DVD recording devices, which include DVD-R devices and personal computers.  Our patented technology takes advantage of the differences in TV signal processing circuits, VCR playback circuits, and VCR recording circuits without the need for the installation of any Macrovision components in VCR recording devices.  However, both VCRs and DVD recording devices do need to be manufactured in accordance with the guidelines of the U.S. Digital Millennium Copyright Act of 1998 with respect to responding to Macrovision or other broadly adopted copy protection technologies.

          In the DVD and digital PPV markets, we have implemented an enhanced version of our video copy protection technology.  By utilizing another copy protection component, called Colorstripe, we have made it more difficult for a casual copier to defeat or circumvent our technology.  In these digital video applications, the copy protection is applied as part of an integrated circuit within the consumer device.  The copy protection circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or sent along with the PPV movie transmission to the subscriber’s set-top box or hard drive recorder.  Our technology is licensed to 317 DVD manufacturers, 363 DVD authoring houses, 107 replication facilities, 237 VHS commercial duplication facilities, 111 digital set-top box and hard drive recorder manufacturers and 61 semiconductor component suppliers worldwide.

          Music Technology

          We are actively involved in developing and marketing various technologies to meet the needs of emerging music delivery systems such as downloading and streaming via the Internet, as well as technologies to prevent the unauthorized copying of music CDs.  Our current products (CDS-100™, CDS-200™, and CDS-300™) provide music labels with the following capabilities:

•	First session copy protection, which inhibits the ability to copy music to a PC for subsequent redistribution on Internet based file sharing services;
•	Encrypted second session music files that can play on the PC, as long as the CD is in the PC CD/DVD-ROM drive; and
•

DRM technology that enables the second session music files to be copied to a personal computer hard disk and be managed/played via Windows Media Player and controls (at the copyright owner’s option) subsequent transfer to portable devices, CD-Rs, and the Internet.

          The CDS-100 and CDS-200 solutions have been used on over 200 million music CDs worldwide through 2003.  Of the total number of copy protected CDs produced worldwide, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined.  The CDS-300 product was released in January 2004 and currently is being tested by all the major music labels.  Combining technologies that are the subject of patents developed internally, patents acquired from Midbar Tech (1998) Ltd. in November 2002 and patents acquired from TTR Technologies, Inc. in May 2003, we believe that we are well positioned to develop and market unique solutions that meet the needs of the consumer, the artist, the publisher and the music label.

          PC Games Technology

          Our SafeDisc technology is designed to prevent the copying of CD/DVD-ROM computer software by encrypting executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software.  This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD/DVD-ROM hardware.  Because SafeDisc is designed to operate while the disc is in the CD/DVD-ROM drive, it is ideally suited to PC games and education software.  The technology is licensed directly to software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD/DVD-ROM during the manufacturing process.  SafeDisc, introduced in September 1998, has been licensed to 122 replicators worldwide, and is estimated to have been used on more than 200 million CD ROMs.

     Software Technologies Group

          Software and Hardware Manufacturers

          We provide a complete electronic license management solution, ranging from core software toolkits that software vendors incorporate into their products to enable flexible licensing, to back office license fulfillment servers, to end-user monitoring applications, and to worldwide professional services teams that help companies follow best practices and integrate the preceding offerings into various back office systems.  By incorporating our license management software into their products, manufacturers improve their ability to price efficiently, simplify product-marketing strategies (with offerings such as trial licenses, bundles and add-ons), reduce unpaid usage, and lower costs associated with product development, distribution, and delivery.

          In 2003, we announced that our licensing products FLEXlm, GTlicensing and SafeCast would be combined, unified and extended into our new FLEXnet Publisher universal licensing platform, which will support these previous products in a backwards compatible mode.  Our FLEXnet Publisher Licensing and Security modules will enable software vendors to offer multiple licensing models and enforce compliance with license terms.  Our FLEXnet Publisher Utility Pricing module will provide usage data to software vendors from their participating customers.  This capability enables pay-per-use billing and can be used to automatically implement a new set of licensing policies (e.g., metered usage) that are more accurately matched to each customer’s needs.  Our FLEXnet Publisher Operations module will provide electronic license creation, distribution, and tracking for software vendors, allowing vendors to ship and track electronic licenses online without direct human intervention.  The system can be integrated into back office systems such as those provided by Siebel and Oracle, completely automating the order fulfillment process.

          Enterprise End-Users

          Our SAMsuite offering is a software asset management solution, designed for end-user companies that purchase large amounts of software from third parties.  SAMsuite captures and analyzes software usage data to help users maximize their return on investment, and allocate related costs by project, department or user, and administers license servers over global networks.  In 2003, we developed a web-based software asset management solution called FLEXnet Manager.

The Macrovision Growth Strategy

          Leverage Key Customer Relationships.  We currently maintain relationships with customers in various industry and market segments, including:

•	Video and music content providers such as the major Hollywood studios and independent movie producers and major record labels;

•	Hardware and software vendors, as well as enterprise organizations that use their products;

•	Content distributors such as the leading cable and satellite television system operators; and

•	Consumer electronics manufacturers of DVD players, CD and DVD drives, personal video recorders (“PVR”), and digital set-top boxes.

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

          Introduce New Product Applications and Technologies.  We intend to develop additional rights management solutions to sell to our extensive customer base.  We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products and to participate in industry standard-setting efforts and organizations.  We intend to pursue opportunities for rights management, copy protection and enabling solutions in the following areas:

•	Digital video;

•	Music CDs;

•	Internet downloaded and streamed audio and video files;

•	Internet downloaded software files;

•	Peer-to-peer file sharing;

•	CD-ROM, CD-Rs;

•	DVD-ROM, DVD-Rs;

•	Electronic license management and delivery for enterprise software;

•	Software asset management products for enterprise customers; and

•	Improved authentication, compression, and encryption technologies.

          Expand and Protect Patent Position.  We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion.  We have patented many of these proprietary solutions, and they underpin our strong competitive position and financial model.  We also have acquired key software rights management and copy protection patents.  We use patents to limit the proliferation of devices that circumvent our video copy protection technologies, and we have initiated legal action relating to infringement of these patents.  We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our DRM and copy protection technologies.

          Continue To Make Strategic Acquisitions.  We intend to continue to expand our technology portfolio by pursuing licensing arrangements, joint ventures and strategic acquisitions of companies whose technologies or proprietary rights complement our rights management and copy protection technologies.

          We have made a number of acquisitions since 1999.  We acquired C-Dilla, Ltd. of the UK in June 1999 in order to enter the application software copy protection and DRM business; in August 2000, we acquired Globetrotter Software, Inc., which facilitated our entry into enterprise electronic license management and software asset management business; in October 2000, we acquired Productivity through Software plc (“PtS”) of the UK, which was a distributor of our enterprise software solutions; in July 2001, we acquired the intellectual property and technology assets of AudioSoft, Inc., and in September 2001, we acquired the intellectual property and technology assets of MediaDNA, Inc., both of which provided us with significant intellectual property in the DRM business; in November 2002, we acquired the assets of Midbar Tech (1998) Ltd., which provided us with significant intellectual property and key personnel skilled in music copy protection and controlled disc burning applications; in May 2003, we acquired certain assets of TTR Technologies, Inc. to further enhance our intellectual property relating to music copy protection; and in August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space.

Technology Licensing, Sales and Marketing

          Technology Licensing.  We license our portfolio of rights management and copy protection technologies.  We believe that content owners and software vendors utilize our solutions to secure their content or software and to ensure that their end-user customers pay them for the use of such content or software.  We receive royalties and recurring revenues as follows:

•

Video, music and PC games content owners typically pay us a per-unit licensing fee for the right to use our proprietary copy protection technologies for DVDs, videocassettes, music CDs and CD-ROM games;

•	Enterprise software vendors and enterprise end-user customers pay us a fee to license our technology using either time-based licenses or perpetual licenses with annual maintenance fees;

•	Consumer software publishers pay us a per-unit licensing fee to use our technology for CD-ROM copy protection and time-based or perpetual licenses for our DRM technology;

•	Digital set-top box and digital PVR manufacturers license our video copy protection technologies for an up-front fee and a per-unit royalty;

•

Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video copy protection technology into their networks for PPV or VOD services.  In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV or VOD programming is activated by system operators; and

•	DVD hardware manufacturers (DVD consumer electronic player manufacturers and PC DVD drive suppliers) license our technology for an up-front fee and annual license fee.

          Sales and Marketing.  We market our rights management and copy protection technologies directly to content owners and independent software vendors in both the video and software markets.  We also license our software asset management solutions directly to end-user enterprise customers.  We supplement our direct sales efforts with reseller programs and service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations, and third party professional services, value added reseller, and systems integrator organizations in our enterprise software business.  We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters.  As part of our FLEXnet platform, we established alliances with several partner companies to extend the FLEXnet ecosystem to include other third-party services and solutions.

          Our primary locations for product development, business strategy, and operations are in our Santa Clara (California) and Woodley (United Kingdom) offices.  We have sales and support operations through our U.S. sales force, and through our offices in Maidenhead, Woodley and Cheshire in the United Kingdom; Frankfurt, Germany; Tokyo, Japan; Seoul, Korea; Hong Kong; Taipei, Taiwan; and Tel Aviv, Israel.

Customers

     Entertainment Technologies Group

          Video Technology

          Video Content.  Our copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

•	Lions Gate Entertainment Corp.	•	Paramount Pictures
•	Buena Vista Home Video (Disney)	•	Twentieth Century Fox Home Entertainment
•	Columbia TriStar Home Entertainment (Sony Pictures)	•	Universal Studios Home Video (Vivendi)
•	HBO Home Video	•	Warner Brothers Home Video
•	New Line Cinema

          One customer accounted for more than 10% of our net revenues in 2003 and one customer accounted for more than 10% of our net revenues in 2002.  No customer accounted for more than 10% of our net revenues in 2001.  The MPAA studios as a group accounted for 36.0%, 42.2% and 33.2% of our total net revenues in 2003, 2002 and 2001, respectively.

          We also license our video copy protection technology to “special interest” customers that include independent video producers and corporations.  Licensed commercial duplicators act as distributors of our video copy protection technology to special interest customers.

          PPV/VOD System Operators.  There are over 20 system operators who have licensed or specified Macrovision’s digital PPV copy protection technology for incorporation into their networks, including:

•	British Sky Broadcasting Group (UK)	•	LodgeNet Entertainment Corp. (USA)
•	BS Conditional Access Systems Co., Ltd. (Digital BS Broadcast) (Japan)	•	NTL (UK)
•	DirecTV (North America)	•	Premiere Fernsehen GmBH & Co KG (Germany)
•	EchoStar Communications (USA)	•	Singapore Telecom (Sing Tel) (Singapore)
•	Galaxy Satellite Broadcast (Hong Kong)	•	SkyPerfecTV! (Japan)
•	Korea Digital Broadcast (“KDB”) (Korea)

          These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV or VOD programming is activated.  While 12 international system operators have activated our copy protection in their networks, the majority of U.S. systems operators have not yet activated copy protection, even though the technology is included in their network infrastructure.  We are in discussions with a number of major studios and system operators to activate VOD copy protection in the U.S.

          Consumer Electronics Hardware Manufacturers.  We believe that our DVD copy protection technology is universally utilized as the analog-to-analog and analog-to-digital copy protection solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies.  As of December 31, 2003, 317 companies that manufacture DVD players or DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology into their hardware, including both Sony and Microsoft for their DVD-based game consoles PlayStation®2 and Xbox™.

          Our PPV/VOD copy protection technology is embedded in more than 117 million digital set-top boxes currently in use worldwide, which we believe represents approximately 90% of all digital set-top boxes.  We have licensed our copy protection technology for digital PPV/VOD to 89 set-top box and 22 PVR manufacturers, including:

•	Acer	•	Panasonic (MEI)
•	Advanced Digital Broadcast (“ADB”)	•	Philips Electronics
•	Daewoo Electronic Co., Ltd.	•	Pioneer Electronics
•	EchoStar Communications	•	Scientific-Atlanta
•	Hughes Electronics	•	Sony
•	Motorola Broadband	•	THOMSON Multimedia
•	Nokia	•	TiVo
•	Pace Micro Technology

          We have also authorized 61 semiconductor companies to incorporate our digital PPV/VOD and DVD copy protection technologies into their semiconductor and reference designs.  These companies generally pay us a one-time service fee to verify correct implementation of our video copy protection technology in digital-to-analog application specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware.  They are authorized to sell these Macrovision-capable ASICs to Macrovision-

licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and hard drive recorder (sometimes referred to as “digital video recorder”) manufacturers.

          Music Technology

          CDS-100 and CDS-200 have been utilized on music CDs by all five major music labels (i.e., Universal, Warner, Sony, BMG, and EMI) in Europe and/or Japan, and by Avex, Pony Canyon and others in Japan.  The CDS processor, which our customers use to apply our copy protection technologies to their CDs, has been installed in 57 manufacturing plants worldwide, including plants in North America, Europe and Japan.  In January 2004, we introduced CDS-300, which is a dual session copy protection DRM solution that provides enhanced features for the PC.

          PC Games Technology

          Our copy protection technology for consumer software is used by leading software (primarily games) publishers, including the following:

•	Activision	•	Hyperion Solutions
•	Apple	•	MathWorks
•	CDV Software Entertainment	•	Mattel
•	Eidos	•	Microsoft
•	Electronic Arts	•	Take 2 Interactive
•	Hasbro (Infogrames)	•	3DO
•	Havas (Vivendi Universal Interactive)	•	Ubisoft Entertainment

          Our consumer software customers have a wide choice of licensed replicators that they can use throughout the world and 122 replicators have been licensed and have installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems.

     Software Technologies Group

          Software and Hardware Manufacturers

          We believe that FLEXlm, our electronic license management product, is the industry leader.  We have licensed our ELM and ELD technologies in a range of market segments to more than 3,000 software and hardware manufacturers, including:

•	Adobe	•	Macromedia
•	Autodesk	•	Sybase
•	Cadence Design Systems	•	Synopsys
•	Cisco Systems	•	UGS PLM Solutions
•	Citrix	•	Wind River Systems
•	Intuit

          Enterprise End-Users

          In addition we have licensed software asset management (“SAM”) companion products to over 750 corporate end-users, which enable these end-users to deploy, manage, and track the software they have purchased from our software vendor customers, as well as other third party software vendors.  Examples of such corporate end-user customers include:

•	ABB	•	Lockheed Martin
•	BMW	•	Motorola
•	Eastman Kodak	•	Nokia
•	Ford Motor Company	•	Philips
•	IBM	•	Royal Dutch/Shell Group

Technology

     Entertainment Technologies Group

          Video Technology

          Our technology was originally designed to prevent unauthorized copying of VHS and PPV/VOD programming to VCRs without impacting the original playback.  We expanded this to inhibit unauthorized DVD-to-VHS copying.  Industry groups have adapted our copy protection technology to prevent DVD-to-DVD copying as well.  The majority of the recently introduced PVRs, DVD/VCR combo units, DVD recorders and PVR/DVD-R combo units comply with the U.S. Digital Millennium Copyright Act and, as a result, they recognize Macrovision’s proprietary analog copy protection process and disable digital recording onto DVD discs.

          Videocassette Copy Protection.  Our videocassette copy protection technology involves the patented technique of inserting a series of electronic pulses in and around the vertical blanking interval of a standard video signal.  The copy protection pulses are embedded electronically in the prerecorded content of the videocassettes in the process of videocassette manufacture.  Therefore, when the consumer plays a copy protected prerecorded videocassette, the picture is clean and crisp, but when the consumer plays an unauthorized copy of that same videocassette, the picture typically is very distorted and has substantially reduced entertainment value.  Our video copy protection technology is effective against most casual copying, but generally does not deter professional pirates who use professional duplication and video processing equipment.  Under the U.S. Digital Millennium Copyright Act, all VCRs sold in the U.S. after May 2000 are required by law to respond to our copy protection technology.

          DVD and Digital PPV/VOD Copy Protection.  The DVD and digital PPV/VOD versions of our video copy protection technologies employ both the electronic pulses used in videocassettes and a second patented copy protection process called Colorstripe.  Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy.  The combination of the two processes provides a higher level of effectiveness than that provided by either process alone.  In addition, Colorstripe is more effective against circumvention by most “black box” circumvention devices that were sold in the past.  Copy protection is implemented in DVD and digital PPV applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box.  The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission.  Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box.  As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR, and DVD recorders do not make DVD copies when they sense Macrovision copy protection signals at their analog inputs.

          Music Technology

          In the audio CD market, CDS-100 and CDS-200 first session copy protection technologies were developed to prevent consumer electronic device music files (standard, uncompressed music CD format) from being ripped by PCs.  Each of the several CDS-100 and CDS-200 first session copy protection functions (e.g., coding, hiding and timing) is covered by pending patent applications.

          In January 2003, Microsoft officially announced its “second session” DRM system for the music industry, called “Windows Media® Data Session Toolkit (“WMDST”).”  In April 2003, we announced a non-exclusive joint development agreement with Microsoft to develop a dual session solution for our CDS product.  In January 2004, we shipped the CDS-300 product that combines our first session copy protection technology and second session DRM solution using the WMDST with a Macrovision user interface.  CDS-300 utilizes an authentication scheme based upon our SafeDisc product, which is covered by a patent and a pending patent application (for disc-based rights authentication).  This solution is designed to ensure that consumers can only transfer these second session music files to their personal computer and to Windows Media compatible portable devices if they are in possession of an original copy protected CD.

          PC Games Technology

          Each CD/DVD-ROM published with the patented SafeDisc technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature.  The digital signature, which prevents copying by CD recorders or transfer from a CD/DVD-ROM to a hard disc drive, is added to each original disc during the mastering/replication process.  SafeDisc is a “unilateral” copy protection solution, which means that all of the copy protection technology resides on the CD/DVD-ROM and nothing has to be added to or changed in the PC.  When a user inserts an original SafeDisc-protected disc in a CD/DVD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally.  The digital signature and authentication process is transparent to the user.  If a consumer or pirate uses a CD recording device or professional mastering equipment to duplicate a CD/DVD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy.  If someone attempts to use such an unauthorized copy, the digital signature cannot be found, decryption will not take place and the copy will not run.

          SafeDisc also contains anti-hacking technology to prevent the compromise of its security features.  Because of our widespread penetration in the PC games’ market, hackers have targeted and cracked several versions of SafeDisc.  For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community.  We have released new product versions approximately two to three times per year incorporating new anti-hacking features.

     Software Technologies Group

          Software and Hardware Manufacturers

          Software and hardware vendors integrate FLEXlm and Safecast into their products to monitor or control a customer’s compliance with a product’s license terms.  Terms of the license are typically stored in an authenticated license file that resides either on the local computer’s disk or on a network-connected central server.  Compliance with those license rights is automatically monitored.  The software vendor may choose to block users from running a product if doing so violates or exceeds the license rights, or simply provide notification to the user or system administrator when product use has exceeded the customer’s license rights.  This allows customers to buy and sell software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches.  These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date or after a specific number of uses).  With SafeCast, software vendors can enable users to “activate” previously unlicensed copies of the software over the Internet, or by typing in a series of digits read over the phone.  Electronic licensing can also record the use of licensed software into a transaction log, which is authenticated and encrypted so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing.

          Independent software vendors integrate flexible electronic licensing algorithms into their software rather than “hard-coding” license policies into their products.  This avoids the need to change a product’s source code and to support multiple releases when licensing terms change for a product.  Marketing, sales, support or order administration staff define licensing policies in the human readable text file, without the need for software engineers to make changes in software.  Software vendors can include information identifying the customer and other purchasing information as part of the license certificate.  This is done so that if the software and license were diverted to another company, an audit trail is left, making discovery of improper use of the license far more likely.

          Enterprise End-Users

          Macrovision’s SAM software enables larger organizations to more effectively manage their licensed software, by providing interfaces to control licensed servers and set alerts to important licensing events.  Moreover, this software can read and interpret the usage transaction logs described in the preceding section, enabling customers to better manage their FLEXenabled software assets and to “bill back” software-related costs to different departments or projects in the company.

Research and Development

          Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new technologies related to our various rights management markets and copy protection products.  Our core competencies are in encrypted software, electronic license management and license delivery software, anti-hacking software, digital and analog video and audio engineering, copy protection engineering, watermarking and CD-ROM architecture.  We have acquired other companies and technologies to supplement our research and development expenditures.

          In 2003, 2002 and 2001, our expenses for research and development were $17.2 million, $11.9 million and $9.3 million, respectively.

Intellectual Property Rights

          Patents Issued & Pending.  We hold 87 U.S. patents and have 74 U.S. patent applications pending.  Of the issued or allowed patents, 48 relate to our copy protection technologies, 20 relate to video scrambling, 10 relate to audio scrambling, five relate to electronic license management and four relate to DRM technology (namely content usage control, tracking, and e-transactions).  Of the pending patent applications, seven relate to consumer software copy protection and 29 relate to audio copy protection.  The last of our

issued U.S. patents expires in 2019.  The last of our core group of analog copy protection patents expires in the year 2017.    We also have 652 foreign patents issued and 394 foreign patent applications pending in 40 countries.  Of the issued foreign patents, 524 relate to our copy protection technologies, 99 relate to video scrambling, 10 relate to audio scrambling, and 19 relate to electronic license management and DRM.

          Circumvention Technology Patents.  Included in the patents related to our copy protection technologies are 15 U.S. and 102 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video copy protection technologies.  We have historically used these patents to limit the proliferation of devices intended to circumvent our video copy protection technologies.  We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices.  See “Legal Proceedings.”

Competition

     Entertainment Technologies Group

          Video Technology

          Our video copy protection technologies are proprietary and have broad U.S. and international patent coverage.  We believe that there are currently no significant analog video copy protection competitors.  We have the only analog copy protection scheme that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders and hard drive recorders.  Currently, our video copy protection technology is embedded in nearly 100% of all DVD players and nearly 90% of digital set-top boxes worldwide.  While it is possible that a competitive video copy protection technology could be developed and deployed, we believe it would take years for the competitive technology to be tested and accepted by hardware manufacturers and ultimately to begin to be embedded into the consumer electronic devices.  By the time this would happen, it is unlikely any other analog copy protection technology would displace our copy protection infrastructure and our extensive video copy protection “ecosystem.”

          Our technology is designed to inhibit or prevent unauthorized consumer copying; it is not designed to prevent professional piracy.  We believe that our customers are very concerned with professional piracy of their video, audio and software products.  We believe that our customers’ need to address professional piracy presents a certain level of competition to our video copy protection business, to the extent that some content owners may decide to devote more of their resources to fighting professional video piracy instead of using our copy protection to deter unauthorized consumer copying.

          In addition, with the increase in online movie and music distribution over the Internet, our video copy protection technologies that protect distribution through packaged media and digital PPV/VOD signals may be viewed by our customers as having reduced value, and other Internet-based digital content protection or DRM technologies may present significant competition to our video copy protection business, such as DRM offerings by Microsoft, RealNetworks and Sony.

          Music Technology

          We believe that there are a limited number of direct competitors in the audio copy protection and rights management market, including SunnComm, Sony, First4Internet and Settec, with Sony having substantially greater financial and other resources than we have.  To date, we believe we have a significant market share of the CDs produced worldwide to which audio CD copy protection has been applied.  In 2003, only 140 million music CDs out of a total of more than approximately 2.5 billion music CDs produced included copy protection technology from any supplier, including Macrovision.

          In January 2003, Microsoft announced the release of its WMDST with a second session DRM solution that can to be deployed independently of our solutions.  The announcement included SunnComm as the first company to integrate a third party music CD copy protection technology with Microsoft’s WMDST.  We believe that SunnComm uses technology that is competitive with our CDS-100 and CDS-200 technologies.  It is possible that Microsoft may develop or acquire copy protection and rights management solutions that compete with our offerings.  We have a non-exclusive agreement with Microsoft to include their Windows Media Player and WMDST in our CDS products.

          PC Games Technology

          We believe that there are a limited number of competitors in our SafeDisc consumer software copy protection market, including Sony SecuROM (developed and marketed by Sony’s DADC optical disk manufacturing subsidiary), StarForce Technologies, Settec and Smarte Solutions.

Software Technologies Group

          Software Licensing

          Our primary competition in the software licensing market currently comes from some of our independent software vendor customers and prospects who develop their own electronic license management solutions or electronic software distribution technology.  Other more traditional competitors include electronic licensing technology vendors such as XtreamLok and Softwrap, as well as companies that have historically offered hardware dongle products and supplemented them with software licensing offerings such as Rainbow and Aladdin.  Operating system developers such as Microsoft, IBM and Sun already integrate limited license management functionality into their products; potentially, they could expand this functionality, which could pose an increased competitive threat.  Similarly, microprocessor suppliers may choose to integrate rights management solutions into their products, and software resellers could also begin to develop their own electronic license management solutions.

          Enterprise End-User Software Asset Management

          Macrovision provides software asset management solutions to end users for FLEXenabled applications only and is currently the only company authorized to interpret the FLEXlm usage log file.  We believe that there are currently no significant competitors in this particular software asset management area.   In the larger market of software asset management in general, products such as CA Unicenter and IBM Tivoli offer related and sometimes overlapping functionality.

Operations and Technical Support

          We have technical support and certification operations to support our DVD manufacturer licensees, set-top box licensees, authorized semiconductor manufacturers, and our other hardware licensees.  We provide technical support and professional services to our independent software vendor customers and end users during pre-sale, implementation and maintenance phases of our contracts.

          We provide technical support to our videocassette, DVD, music CD, digital PPV/VOD, PC games, electronic license management and consumer software customers in various ways:

•

We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance.  In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows;

•

We support the efforts of television, VCR and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates our video copy protection technologies;

•	We assist semiconductor manufacturers in incorporating and certifying our video copy protection technologies into a variety of digital video integrated circuits;

•

We regularly test the effectiveness and transparency of our video, audio and PC games copy protection technologies on representative samples of consumer televisions, VCRs, DVD players and PC drives, and music CD player and recorder devices to determine whether modifications or enhancements may be necessary;

•	We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc modules;

•

We provide support and maintenance, training, integration and software development services to customers incorporating our electronic license management software and electronic license delivery software into their software products;

•	We provide training and application support for the SafeDisc and CDS toolkits; and

•	We test for SafeDisc and CDS compatibility and effectiveness with a variety of PC and CD-ROM drive software and hardware.

          We have minimal manufacturing operations.  Our strategy is to license our technologies to third parties that manufacture products or software incorporating our technologies.  Our manufacturing operations are limited to low volume video and audio copy protection processors used by third party replicators that require in-house system integration and quality control efforts.

Legislative and Regulatory Actions

          A number of government and legislative initiatives have been enacted in recent years to encourage technologies that protect the rights and intellectual property of the content owners.

          In the United States, Congress enacted the Digital Millennium Copyright Act in October 1998.  This law required all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000.  The Digital Millennium Copyright Act includes a clause that outlaws all circumvention devices and technologies that could be used to defeat widely used copy protection technologies.  Based on our recent tests of new DVD recorder devices, we believe that manufacturers have designed them so they will not record analog input that is Macrovision copy-protected.  Hence, our technology prevents copying on both VCRs and DVD-R devices.  The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media.  The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

          Several countries in Europe have adopted a similar EU-wide copyright directive, which includes a provision aimed at controlling hardware and software circumvention devices and technologies.  Individual countries’ legislatures are currently discussing these new copyright initiatives.  The implementation of the Copyright Directive throughout Europe is continuing, with more countries enacting legislation.  To date, Austria, Denmark, Germany, Greece, Italy and UK have implemented the Copyright Directive.  The Directive brings into effect prohibitions on the manufacture, import, distribution, sale and marketing of circumvention devices and services.  Macrovision has already taken action under the newly enacted German and UK Copyright Acts and obtained injunctions against a number of retailers to stop sales of devices that circumvent Macrovision’s technology.

          In Japan, a revision to the Japanese copyright law went into effect in October 1999 prohibiting the sale, manufacture, and import of circumvention devices.  In addition, an industry directive that became effective in 1997 requires all digital recording devices to be responsive to analog copy protection technologies that utilize automatic gain control techniques, such as those covered by our patents.

Strategic Investments

          Our strategic investments are generally in companies with complementary technologies and markets and are made on a selective basis when we feel it may broaden our market reach or technology portfolio.  The adjusted cost of our strategic investments as of December 31, 2003 was $27.0 million and consisted of investments in the following companies:

          Digimarc Corporation (Nasdaq: DMRC).  In December 1997, we made our initial investment and signed a joint development agreement with Digimarc Corporation, a provider of patented digital watermarking technologies that allow digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets.  We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million.  Digimarc completed an initial public offering in December 1999.  As of December 31, 2003, we owned approximately 10.1% of Digimarc, which translated to a valuation of $26.8 million.   During 2002, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $1.8 million as a result.  There were no charges taken in 2003.

          iVAST.  In June 2001, we invested $5.0 million to acquire an ownership interest in iVAST, a privately-held developer of MPEG-4 based solutions for the delivery of streaming multimedia.  As of December 31, 2003, we owned approximately 15.5% of the outstanding shares of iVAST.  During 2003, we determined that the decline in value of iVAST stock was other-than-temporary and took a charge to earnings of $4.8 million as a result.

          In addition to the above investments, we have made and hold strategic investments in other companies that have been written down and have no recorded value as of December 31, 2003.

          Our strategic investments represented 7.0%, 8.9% and 16.9% of our total assets as of December 31, 2003, 2002 and 2001, respectively.  In total, we wrote off $4.8 million, $17.2 million and $6.9 million for the years ended December 31, 2003, 2002, and 2001, respectively, related to impairments that were other-than-temporary, in an aggregate of eleven companies.  In the future, we may continue to evaluate and make minority investments in strategic investment opportunities.  We may never have an opportunity to realize a return on either current or future investments and may be required to write off all or part of these investments.

Employees

          As of December 31, 2003, we had 349 full-time employees.  Of these employees, 150 are based outside of the United States.  We expect to hire additional employees in 2004, particularly in engineering, marketing, sales and support.  None of our employees is covered by a collective bargaining agreement or is represented by a labor union.  We have not experienced any organized work stoppages.  We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel.  We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future, especially if Financial Accounting Standards Board (“FASB”) directives for stock option expensing cause us to decide not to offer broad-based stock options.

Available Information

          Our Internet website is located at http://www.macrovision.com.  We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the “SEC”).  The reference to our Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from our Internet website and should not be considered part of this document.

          The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

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

          If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline.  Historically, we derive a majority of our net revenues and operating income from fees for the application of our patented video copy protection technology to various video formats: prerecorded videocassettes, DVDs and digital pay-per-view or video-on-demand (PPV/VOD) programs.  These fees represented 63.3%, 63.1% and 63.0% of our net revenues during 2003, 2002 and 2001, respectively.

          Any future growth in revenues from these fees will depend on (a) growth in the various media formats, (b) increased use of our video copy protection technology on a larger number of videocassettes, DVDs or digital PPV/VOD programs, or (c) increases in usage fees or royalties.  To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using copy protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

          The retail prices of DVDs are falling.  As retail prices drop, studios face increased pressure to trim operating expenses, which includes cutting back in their copy protection usage, as well as negotiated reductions in their usage fees.  Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video copy protection technology in their products.  As such, although we have not experienced a decline in total revenue, we have seen our usage fees decline over time.  Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments.  In addition, some studios are reconsidering whether they want to continue to copy protect any of their titles or selected categories of their titles, such as older catalog titles.

          We have been successful historically in licensing our copy protection technologies to control unauthorized casual consumer copying.  Other content piracy sources include camcorders in movie theaters, peer-to-peer file sharing services and PC-based DVD copying software.  To the extent that our customers spend money to prevent or litigate against these other piracy sources, they may reduce spending on our technology.  Additionally, if our customers are unable to prevent their content from becoming available through these other piracy sources, they may consider our technology to be less valuable.  In either event, our business would be harmed.

          Any decline in demand for our video copy protection technology, including a change of video copy protection policy by the major motion picture studios, or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video copy protection technology, or a material decline in our average unit royalties, would have a material adverse effect on our business.  If several of the motion picture studios withdraw their support for our copy protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

Our operating results may fluctuate, which may adversely affect the price of our common stock.

          Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance.  Due to limited visibility in predicting software licensing revenues and, particularly, revenues that are generated from perpetual licenses (under which license fee revenue is recognized upfront on a one-time basis), we may experience volatility in revenues which may cause us to not be able to sustain our level of net revenues, or our rate of revenue growth, on a quarterly or annual basis.  In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the United States.  Fluctuations in our operating results may cause the price of our common stock to decline.

          Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter.  This is primarily due to the delay inherent in reporting from certain licensees and closing of new sales agreements, resulting in potential volatility in the price of our common stock.  Other factors that could affect our operating results include:

•	The timing of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	The ability of the MPAA studios utilizing our copy protection technology to produce one or more “blockbuster” titles on an annual basis;

•	The acceptance of our copy protection technologies by major motion picture studios and software companies;

•	Expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	The acceptance of our electronic licensing and DRM software by software vendors and end-user organizations;

•	The acceptance of our new music copy protection technologies by major music labels in the U.S. market, Europe and Asia, and the impact of consumer activist organizations;

•	The extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•

Adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions;

•	The timing of releases of computer software CD-ROM multimedia titles;

•	The extent to which various hacking technologies are viewed by our customers to undermine our technologies; and

•

The extent to which we are able to transition our market leading position in optical media (i.e., packaged media) copy protection and our experience in DRM to digital content distribution via the Internet.

We experience seasonality in our operating results, which may affect the price of our common stock.

          Given the nature of the products that we offer, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future.  We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year.  We believe that this trend has been principally due to the tendency of our customers to release their more popular movies on videocassettes and DVDs during the year-end holiday shopping season.  We anticipate that revenues from consumer software copy protection and DRM technologies and from music copy protection will reflect this seasonal trend as well.  Our revenues generally have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

          Our customer base and a majority of our net revenues is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business.  Historically, we have derived the majority of our net revenues from a relatively small number of customers.  One customer accounted for 10.2% of our net revenues in 2003, one customer accounted for 11.4% of our net revenues in 2002 and no single customer accounted for more than 10% of our net revenues in 2001.  The MPAA studios as a group accounted for 36.0%, 42.2% and 33.2% of our net revenues in 2003, 2002 and 2001, respectively.

          We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future.  We have multi-year agreements with some of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the U.S.  These agreements expire at various times from 2004 to 2005, and may or may not be renewed, or, if renewed, may be at substantially reduced per unit prices and on other terms less favorable to us than the existing agreements.  Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us.  The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

          We rely on third parties to properly apply our copy protection technology to content on behalf of our customers and to properly perform quality assurance testing with respect to such content and to accurately report the amount of units to which our technology is applied to the MPAA studios.  Any inaccurate reporting to the MPAA studios may result in a loss of revenue.

          Our major customers may have a large influence on industry standards and the widespread adoption of new technologies.  The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

We depend on signing and in some cases completing high-value license agreements during the reporting period from major software customers for our FLEXlm Electronic License Management product and the inability to sign or complete these agreements could result in a decline or deferral of our revenues and profits.

          Currently, a material portion of our FLEXlm Electronic License Management revenues are generated from perpetual licenses, under which license fee revenue is generally recognized up front on a one-time basis, combined with an annual maintenance fee.  Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits.  We currently offer our customers the choice between a perpetual license and an annual (or time based) license, the latter of which results in ratable recognition of the license fee over the term of the license, which is generally 12 months.

          Additionally, an increasing portion of our ELM revenues are generated from custom software development projects and recognized when the projects are completed.  We expect that as we pursue more ISV customers in the mainstream enterprise software market, we may engage in more custom software development projects, which may delay our revenue recognition by linking it to completion of software and formalized customer acceptance.

A significant portion of our revenues is derived from international sales.  Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

          International and export sales together represented 42.2%, 34.2% and 45.2% of our video technology net revenues in 2003, 2002 and 2001, respectively.  We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future.  Our future growth will depend to a large extent on worldwide acceptance and deployment of our copy protection and DRM solutions for music CDs, digital PPV networks, DVDs, and consumer software.  Worldwide adoption of our FLEXnet Publisher electronic license management technology will also be an important driver of future growth.

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

          Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements;

•	changes in, or weakening of copyright and intellectual property (patent) laws and support for copy protection and DRM technologies;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	tariffs or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country’s or region’s political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations; and

•	fluctuations in foreign currency exchange rates.

          Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, music, PPV and other applications requiring our copy protection solutions or if regulations governing our international businesses change.  For example, our products are eligible for export under the U.S. Export Administration Act and U.S. export regulations.  We have implemented a program to comply with these laws and regulations, but cannot guarantee that any particular product can be exported to any particular location at any particular time.  Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

We may initiate patent infringement or patent interference actions or other litigation to protect our intellectual property, which could be costly and harm our business.

          Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  For a description of our current legal proceedings, see “Legal Proceedings.”

          Litigation could harm our business and result in:

•	substantial settlement or related costs, including indemnification of customers;

•	diversion of management and technical resources;

•	our discontinuing the use and sale of infringing products;

•	our expending significant resources to develop non-infringing technology; and

•	our obtaining licenses to infringed technology.

          We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of intellectual property rights, especially patents in the area of digital rights management technologies.  We believe that companies will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and the associated rights are likely to arise in the future and may be very costly.  Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of such litigation could harm our business.

We may be subject to intellectual property infringement claims or other litigation, which are costly to defend and could limit our ability to use certain technologies in the future.

          From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

          We are entering into a new business for the protection and distribution of audio, video and software content on the Internet and P2P networks.  We believe that there is and will continue to be an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and P2P networks and through new devices, especially as it relates to the music, motion picture and software industries.  P2P network providers and consumer activist groups have been very active in litigation against attempts to restrict the free use and distribution of content over the Internet and P2P networks.  As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

Our success is heavily dependent upon our proprietary technologies.

          We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion.  We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights.  Our patents, trademarks or copyrights may be challenged and invalidated or circumvented.  Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold.  The last of our core group of analog copy protection patents expire in the year 2017.  In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business.  If we are not successful in protecting our intellectual property, our business would be harmed.

          Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents.  A number of companies with extensive financial resources have developed intellectual property in the digital rights management field, including InterTrust, Philips, Sony, ContentGuard, IBM and Microsoft. Such competitive threats could harm our business.

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

          We use our patents to limit the proliferation of devices intended to circumvent our video copy protection technologies.  In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices and software.  In the event of an adverse ruling in such litigation, the value of our video protection technology may decline due to the legal availability of such a circumvention device, or we may have to obtain rights to the offending devices to protect the value of our technology.  The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our copy protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business.

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

          Any legal or other enforcement action that we may initiate could be time-consuming to pursue, involve costly litigation, divert management’s attention from operations or may not be successful.  See “Legal Proceedings.”

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

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business.

          Consumer rights advocates and other constituencies are challenging copyright law, notably the U.S. Digital Millennium Copyright Act of 1998, through both legislative and judicial actions.  Legal uncertainties surrounding the application of the Digital Millennium Copyright Act may adversely affect our business.  If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

          Many laws and regulations are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including copyright and other intellectual property rights and digital rights management.  These types of regulations are likely to differ between countries and other political and geographic divisions.  Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulations.  In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations.  Changes to or the interpretation of these laws could expose us to increased litigation risk, substantial defense costs and other liabilities.  It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business.

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

          Negotiating or completing any potential future acquisitions, and integrating past and potential future assets and acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We have not entered into any agreements regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

          If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our business.  If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.  Acquisition activities could also cause operating margins to fall depending upon the financial modes of the businesses acquired.

          Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing.  Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products.  Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in any current markets.

          We currently hold minority equity interests in a number of companies, including Digimarc.  These strategic investments, totaling $27.0 million, represented 7.0% of our total assets as of December 31, 2003.  Other than Digimarc, our strategic investments are in privately held companies.  There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best.  We have written off all but $180,000 of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them.  Through December 31, 2001, we had invested an aggregate of $53.3 million in strategic investments.  Since December 31, 2001, we have not made any additional strategic investments.  During 2003, 2002 and 2001, we wrote off $4.8 million, $17.2 million and $6.9 million, respectively, of strategic investments resulting from impairment that was other-than-temporary.

We must continue to provide satisfactory support and maintenance services to our electronic license management customers.

          Our future success will depend on our ability to provide adequate software support and maintenance services to our independent software vendor electronic license management customers.  As they release new applications or modify their software to run on new platforms, it is important that their businesses not be disrupted as a result of inadequate support from us.  Failure to deliver such services could harm our business.

We depend on third parties to implement and support SafeDisc and some of our music copy protection software modules within their encoding and quality assurance equipment.

          We rely on third party vendors such as DCA, Eclipse, Media Morphics and CD Associates to develop and incorporate software modules that will:

•	apply the SafeDisc digital signature and audio copy protection and authentication generator at licensed replication facilities; and

•	allow replicators to run specialized quality assurance tests to confirm the SafeDisc or audio protection technologies are applied.

          Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators.  This could result in a loss of customer orders and revenue.

          The SafeDisc CD copy protection technology is available to approximately 120 of the world’s largest mastering and replication facilities worldwide, and is designed to be fully compatible with standard CD manufacturing processes.  Nevertheless, we rely on such third parties to properly apply the SafeDisc CD copy protection technology to content on behalf of our customers and to properly perform quality assurance testing with respect to such content.  Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

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

          Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD and CD authoring facilities, mastering houses and replicators;

•	DVD and CD authoring tools software companies and replicator test equipment suppliers;

•	DVD and CD hardware manufacturers;

•	videocassette duplicators;

•	international distributors of videocassettes;

•	semiconductor and equipment manufacturers;

•	operators of digital PPV and VOD networks;

•	consumer electronics and digital PPV/VOD set-top hardware manufacturers; and

•	DRM suppliers, especially in the music business.

          Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors.  Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

          Some of our third party license arrangements will require that we license others’ technologies and or integrate our solutions with others.  As an example, our customers will expect that our music copy protection, authentication, and controlled burning technologies will be integrated with various DRM solutions.  In addition, we rely on third parties to report usage and volume information to us.  Delays, errors or omissions in this information could harm our business.  If these third parties choose not to support integration efforts or delay the integration, our business could be harmed.

Our products could be susceptible to errors or defects that could result in lost revenues, liability or delayed or limited market acceptance.

          We offer and develop a series of complex copy protection and digital rights management products, which we license to customers.  The performance of these products typically involves working with sophisticated software, computing and communications systems.  Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer.  Any such defects or errors in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

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

          In protecting copyrights and other intellectual property rights of our customers, our products affect consumer use of our customers’ products.  Consumers may view this negatively and discontinue or threaten to discontinue use of our customers’ products unless our customers stop using our technologies.  This may cause a decline in demand for our products or legal actions against us by our customers or consumers.

If use of the Internet for delivery of software does not increase as we anticipate, our business may suffer.

          Some of our products are designed to support using the Internet to deliver, deploy, activate or pay for software or digital media.  The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software and digital media.  Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations.  Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products.  Our business could be seriously harmed if:

•	The necessary communication and computer network technology underlying the Internet and other online service does not effectively support any expansion that may occur;

•	New standards and protocols are not developed or adopted in a timely manner; or

•

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

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

          Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively.  Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets.  Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher.  In particular, due to the overall decline in technology market values and the resultant impact on our stock price, using stock options as a method to hire and retain employees may be less effective.  If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

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

Our telephone and computer networks are subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

          Online business activities depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business.  Online transmissions are subject to a number of security and stability risks, including:

•

our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•

we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•

someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions; or

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

          The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers’ intellectual property, we may become the target of hackers or other persons whose use of or access to our customers’ intellectual property is affected by our technologies.  We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

Industry Risks

If consumer reaction to music copy protection and digital rights management technologies is unfavorable, our revenue potential may be adversely affected.

          It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that copy protection degrades the sound quality of the original or that they are entitled to copy audio CDs, because no technology has been used in the past to prevent copying.  It is not clear whether the major music labels will deploy any copy protection solutions if there is sustained consumer resistance.  To date, we have seen limited acceptance of our technology in Europe and Japan.  The music labels have not moved to deploy the technology in the U.S. because they do not believe they have adequately tested the second session solution, nor are they completely satisfied with effectiveness and playability levels of the first session solution.  If the music labels conclude that shipping increasingly meaningful volumes of CDs that include our technologies generate unacceptable consumer backlash, our revenue potential may be adversely affected.

          There may be consumer resistance to the adoption of DRM technology in consumer software.  There was a significant media reaction in 2002 regarding the implementation of SafeCast by one of our customers, a major consumer software vendor.  This customer is now the defendant in a consumer class action lawsuit arising from its use of our SafeCast technology.  Consumer resistance to this technology or other of our technologies, further negative media coverage and legal actions against our customers and us may slow broad adoption of this technology or other of our technologies and harm our business.

We license technology for digital VOD and PPV copy protection, and if this market does not grow as anticipated or we are unable to serve this market effectively, our revenues may be adversely affected.

          While our copy protection capability is embedded in more than 117 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only 20 system operators have activated copy protection for digital PPV programming.  Our ability to expand our markets in additional home entertainment venues such as digital PPV or VOD will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming.  If the MPAA studios do not require copy protection activation for PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Japan, Hong Kong or the United Kingdom, then our business may be harmed.

          Further, consumers may react negatively to copy protected PPV or VOD programming because they may feel they are entitled to copy, having in the past routinely copied for later viewing analog cable and satellite-delivered subscription television and PPV programs, as well as free broadcast programming.  In addition, when incoming video signals are routed through a VCR before reaching a TV set, the consumer may see impaired pictures while viewing a copy protected digital PPV program.  If there is consumer dissatisfaction that cannot be managed, or if there are technical compatibility problems, our business could be harmed.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, fewer customers, reduced margins or loss of market share.

          We believe that our DVD digital-to-analog copy protection and videocassette copy protection systems currently have no competitors.  It is possible, however, that competitive copy protection technologies could be developed in the future.  Increased competition would be likely to result in price reductions and loss of market share, either of which could harm our business.

          In the video market, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links (the DTLA 5C encryption technology); the 4C pre-recorded media and recordable media copy protection systems; CSS – a content scrambling system for the DVD format; the non-proprietary CGMS trigger bits; Intel’s High Definition Copy Protection (“HDCP”) encryption for both the Digital Display Working Group’s Digital Video Interfaces (“DVI”) and DHMI Licensing, LLC’s High Definition Multimedia Interface (“HDMI”).  With the exception of CGMS, these systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and may create uncertainty in the minds of customers – thereby reducing or delaying our licensing opportunities.  Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies.

          Our primary competition in the electronic license management market currently comes from independent software vendors who develop their own electronic license management solutions.  In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business.  Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection.  In addition, operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products.  Software resellers could also begin to develop their own electronic license management solutions.

          There are a limited number of competitors in our SafeDisc consumer software copy protection market, including SecureRom Sony’s DADC optical disk manufacturing subsidiary, and StarForce Technologies.  However, it is possible that our own customers may develop software copy protection technologies on their own, or that personal computer operating system and microprocessor companies may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

          In the consumer software DRM market, as in the enterprise software electronic license management market there is substantial competition from customer implemented internally developed solutions, as from small companies such as Australian company XtreamLok.

          DRM solutions for consumer software, video, and audio have also attracted a number of companies and significant venture capital, including Intertrust Technologies (recently acquired by Sony and Philips), Microsoft, Content Guard, and Real Networks. It is possible that companies with extensive financial resources may develop or acquire copy protection and rights management solutions that compete with our offerings, or may have a controlling patent position which would negatively impact our cost basis, or may give away their DRM technologies as in the case of the Windows Media Player.

          Several of our competitors in the audio copy protection and rights management market, including SunnComm, Sony, Settec and First4Internet have participated in early market trials with one or more major record labels.  New competitors or alliances among competitors may emerge and rapidly acquire significant market share in any of these areas.  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we do, which could reduce demand for our products or render them obsolete.

We entered the market for consumer software copy protection and rights management, and we do not know if our momentum will continue in selling our products in this market.

          Both the markets for PC hardware and software publishers have experienced macroeconomic pressures over the last few years.  Unit sales of PCs have slowed; major PC suppliers have announced weaker financial results than expected.  Several PC software publishers have reported financial difficulties and experienced management and employee turnover.  In 2003, the volume of PC games declined while the volume of games sold for console platforms increased significantly. If economic conditions in this segment continue to be difficult, demand for our copy protection and rights management solutions (which is linked to the volume of PC games and consumer application software titles sold) could decline.  This would result in lower revenues and operating income for this line of business.

          A number of competitors and potential competitors are developing CD-ROM copy protection and DRM solutions.  Several of these competitors and potential competitors have substantially greater name recognition and financial, technical and marketing resources than we do.  If these competitors provide superior or more cost-effective solutions, our business will be harmed.

We have entered the electronic license management market, and market conditions are different from the entertainment space.

          Our Software Technologies Group’s major product line is FLEXlm, an electronic license management software product that enables software vendors to offer multiple licensing models and enforce compliance with license terms.  There is no assurance of our ability to grow and be successful in this market and if we are unsuccessful in this market, our business would be harmed.

          Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures.  Demand for our ELM technology is driven, to some degree, by end-user demand for software applications.  If economic conditions for software vendors continue to be difficult, demand for our electronic license management technology could decline.  This would result in lower revenues and operating income for this line of business.

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

          In November 2002, we acquired the assets of Midbar Tech (1998) Ltd. and in May 2003 we acquired certain assets of TTR Technologies, Inc.  These companies were engaged in music CD copy protection and rights management.  Midbar had been a primary player in the market and had licensed its technology to major record labels in Europe and Japan.  Patents we acquired from both Midbar and TTR cover first session copy protection and controlled burning – two technologies that we believe are fundamental to success in the music copy protection business.  A number of competitors and potential competitors may be developing similar or alternative music copy protection solutions, including Microsoft.  The solution we expect to market may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry.

          If the market for music CD copy protection fails to develop, or develops more slowly than expected, if our solution does not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

Our business may be affected by peer-to-peer services on the Internet.

          Our business may be affected by “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers.  The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster.  Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down.  The ongoing presence of these “free” services substantially impairs the marketability of legitimate services and of technologies that shut down other unauthorized sources of the program file content, regardless of the ultimate resolution of their legal status.  To the extent that consumers choose to utilize these peer-to peer services and do not purchase licensed content, it may adversely affect our business.

Investment Risks

The price of our common stock may be volatile.

          The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	competitors or their customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	changes in financial estimates or coverage by securities analysts; and

•	general market conditions.

          Announcements by the MPAA or its members, satellite television operators, cable television operators or others regarding motion picture production or distribution, consumer electronics or software vendor companies’ business combinations, evolving industry standards, consumer rights activists “wins” in government regulations or the courts, or other developments could cause the market price of our common stock to fluctuate substantially.

          In addition, even with the recent decline in the trading prices of the stocks of technology companies many of those companies continue to reflect price/earnings ratios above historical levels.  There can be no assurance that these trading prices and price/earnings ratios will be sustained.  In the past, following periods of volatility in the market price of a company’s securities, some companies have been named in class action suits.

          Further, the military conflict in Iraq, additional acts of terrorism and related political instability and economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate substantially.

We utilize pro forma reporting in our quarterly earnings press releases.

          We publish pro forma results in our quarterly earnings press releases along with a reconciliation of pro forma earnings to earnings compiled in accordance with generally accepted accounting principles in the United States (“GAAP”).  Pro forma earnings are non-GAAP financial measurements.  The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release.  We believe that this presentation may be useful to the investment community in analyzing the results of operations.  We have not included any such pro forma earnings or reconciliation to GAAP earnings in this annual report.  The market price of our stock may fluctuate based on future pro forma results.  However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports.  If we decide to curtail this pro forma presentation in our quarterly earnings press releases, the market price of our stock could be affected.

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

          We believe that employee stock options are an important element of total compensation.  A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the FASB has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future.  Currently, we account for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board (“APB”) Opinion No. 25,

“Accounting for Stock Issued to Employees,” (ii) FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25,” and comply with the disclosure provisions of (iii) Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”  If we continue to support broad-based employee stock option grants and there is a change in GAAP which requires employee stock-based compensation arrangements to be accounted for as period expense (in a manner different to APB No. 25 and FIN 44), the result may have a material, negative impact upon our future earnings.  This could cause the market price of our stock to be decline.  Alternatively, if we cut back on employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, and our business could be harmed.

ITEM 2.  PROPERTIES

          Our corporate headquarters consist of an 86,785 square foot building located in Santa Clara, California.  Most U.S. sales, marketing and technical personnel for all product divisions are in this location, with a small number of individuals operating out of their home offices.  The lease for the building expires on January 31, 2012, with the right to renew the lease for an additional five years.  As we continue to grow as a company, we may be required to seek additional office space in California in late 2004 or early 2005.

          We have a leased sales office in Burlington and Wellesley, Massachusetts and Whitefish, Montana.  We also lease space for sales, marketing and technical staff in Maidenhead, Woodley and Cheshire in the United Kingdom and in Tokyo, Japan; Seoul, Korea; Hong Kong; Taipei, Taiwan; and Tel Aviv, Israel.

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

          In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al.  In 2002, we filed a series of summary judgment motions to dismiss some of the counterclaims from Rainbow et al.  The Federal District Court granted all of our motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

          On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel.  In response, on December 23, 2002, we filed a notice to appeal the summary judgment of all our patent infringement claims against Ken Greer, Elan and Rainbow.  On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims.  On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us.  On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims.  In the brief, Elan indicated it was abandoning its appeal of the summary judgment order.  This leaves only Ken Greer’s appeal and our cross-appeal.  We filed an appeal brief on May 12, 2003.  Both parties subsequently filed reply briefs in July 2003.  An oral hearing took place in front of the court on December 3, 2003.  We expect a decision in the second quarter of 2004.

          If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Macrovision Corporation v. ViTec Audio and Video GmbH

          We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device.  ViTec filed a reply brief arguing that its product does not infringe our patents.  The case was heard in the District Court of Dusseldorf, Germany.  The District Court of Dusseldorf ruled adversely against us.  We appealed the District Court’s ruling in July 2000 to the Court of Appeal in Dusseldorf.  A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses.  The Court selected Professor Dr. Ing. M. Plantholt as its expert witness.  On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003.  We are reviewing the opinion and are considering our options.  A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court.  The new date for the hearing will be rescheduled in late 2004.  In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany.  In addition, we may be obligated to pay some of ViTec’s attorney fees estimated to be $25,000.

Yield Dynamics, Inc. v. Macrovision Corporation and Globetrotter Software, Inc.

          On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against us and Globetrotter Software, Inc.  Yield Dynamics alleged that it created a software interface to allow its Genesis software product to work with our FLEXlm software and that we distributed this code without Yield Dynamics’ permission.  Yield Dynamics asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California’s Business and Professions Code.  The parties agreed to settle the matter, and on October 21, 2003, the parties filed with the court a joint stipulated request for the dismissal of the above action with prejudice.  The court entered the dismissal with prejudice on November 26, 2003.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

          We received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between our U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of our continuation applications, and a patent application determined to be from InterTrust Technologies Corporation.  On December 19, 2003, we received notice from the USPTO declaring an additional interference between our two continuation applications related to the ‘281 patent and four issued U.S. patents from InterTrust.  The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with our existing copy protection business.

          An interference is declared by the USPTO when two or more parties claim the same patentable invention.  An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent.  The ‘281 patent and its continuation applications have a priority filing date of February 1, 1995.  The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995.  Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first.  This proceeding is still in its initial stages, and is anticipated to take at least a year.

          From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business.  In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

          As of December 31, 2003, it was not possible to estimate the liability, if any, in connection with these matters.  Accordingly, no accruals for these contingencies have been recorded.

Recent Development

Macrovision vs. 321 Studios LLC

          On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”).  We are currently seeking a preliminary injunction to bar 321 Studios from selling and marketing its products.  On February 13, 2004, 321 Studios filed responsive pleadings and counterclaims for declaratory relief challenging the validity and enforceability of our patents and the applicability of the DMCA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We did not submit any matters to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Price Range of Common Stock

          Our common stock has been listed on the Nasdaq National Market under the symbol “MVSN” since our initial public offering on March 13, 1997.  The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock.

	High	Low

2002
First Quarter	$38.02	$22.83
Second Quarter	$27.12	$11.66
Third Quarter	$14.99	$8.98
Fourth Quarter	$20.70	$9.76
2003
First Quarter	$17.67	$10.89
Second Quarter	$21.32	$11.62
Third Quarter	$23.50	$17.97
Fourth Quarter	$23.62	$18.65

          As of March 1, 2004, there were 101 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities.  We believe, based upon security positions listings, that there are approximately 6,490 beneficial owners of our common stock.  As of March 1, 2004, there were 49,273,828 shares of common stock outstanding.

          Dividend Policy

          We have not declared or paid any cash dividends on our common stock since 1994.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We intend to retain all earnings for use in our business operations and in expansion.

          Equity Compensation Plan Information

          The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2003.  Our 1988 Stock Option Plan, 1996 Directors Stock Option Plan, as amended, 1996 Equity Incentive Plan, as amended, 1996 Employee Stock Purchase Plan, as amended and 2000 Equity Incentive Plan, as amended, were all approved by our stockholders.  We do not have any non-stockholder approved equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	6,015,151	(1)	$22.62	7,380,357	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	6,015,151		$22.62	7,380,357

(1)

Includes 12,033 shares that remain available for issuance upon exercise of outstanding options under the 1988 Stock Option Plan.  No additional options may be granted under the 1988 Stock Option Plan.  Excludes purchase rights accruing under the 1996 Employee Stock Purchase Plan. Under these plans, each eligible employee may purchase shares of common stock with accumulated payroll deductions (in an amount not to exceed 20% of the employee’s eligible compensation) on the last business day in January and July of each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing market price per share on the semi-annual purchase date.

(2)

Includes 5,271,942 shares that are reserved for issuance under the 2000 Equity Incentive Plan, 166,535 shares that are reserved for issuance under the 1996 Equity Incentive Plan, 357,500 shares that are reserved for issuance under the 1996 Directors Stock Option Plan and 1,584,380 shares that are reserved for issuance under the 1996 Employee Stock Purchase Plan.

ITEM 6.  SELECTED FINANCIAL DATA

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

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$128,346	$102,262	$98,813	$80,116	$52,076

Costs and expenses:
Cost of revenues (1)	11,447	10,285	7,980	7,222	5,788
Research and development	17,217	11,880	9,285	7,822	6,463
Selling and marketing	27,007	20,720	18,138	15,037	12,713
General and administrative	19,385	15,035	13,245	12,717	7,169
Amortization of goodwill and other intangibles from acquisitions (1)	—	273	8,738	3,081	697
Amortization of deferred stock-based compensation (2)	2,656	6,261	9,591	15,533	—
In-process research and development (3)(4)(5)	624	6,000	—	—	4,285
Restructuring expenses	—	—	2,214	—	—

Total costs and expenses	78,366	70,454	69,191	61,412	37,115

Operating income	50,010	31,808	29,622	18,704	14,961
Impairment losses on investments, net	4,368	17,210	6,860	—	—
Interest and other income, net	3,852	7,318	10,397	10,714	1,634

Income before income taxes	49,494	21,916	33,159	29,418	16,595
Income taxes	19,798	9,827	13,974	15,825	4,108

Net income	$29,696	$12,089	$19,185	$13,593	$12,487

Basic net earnings per share	$0.61	$0.24	$0.38	$0.28	$0.28

Shares used in computing basic net earnings per share (1)	48,754	50,046	50,216	49,135	45,031

Diluted net earnings per share	$0.60	$0.24	$0.37	$0.26	$0.27

Shares used in computing diluted net earnings per share (1)	49,518	50,602	51,746	51,386	47,096

(1)

See Note 1 of Notes to Consolidated Financial Statements.  Cost of revenues includes $3.3 million, $2.3 million, $2.1 million, $1.8 million and $903,000 of amortization of intangibles from acquisitions during 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth in the table below.

(3)	In connection with the purchase of Ç-Dilla, Ltd. in June 1999, we allocated and expensed $4.3 million of the purchase price to in-process research and development projects.
(4)	In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects.
(5)	In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Amortization of Deferred Stock-Based Compensation Expense:
Cost of revenues	$318	$395	$468	$428	$—
Research and development	551	1,205	1,999	3,064	—
Selling and marketing	975	3,502	5,219	10,645	—
General and administrative	812	1,159	1,905	1,396	—

	$2,656	$6,261	$9,591	$15,533	$—

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$269,632	$210,376	$231,048	$217,441	$36,162
Working capital	128,003	191,862	144,676	123,895	38,860
Total assets	385,566	324,666	335,586	296,438	132,690
Long-term obligations, net of current portion	874	448	33	56	133
Total stockholders’ equity	343,966	296,859	318,200	275,975	102,273

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.  The discussion contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” and similar expressions.  These statements are only predictions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

          Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses copy protection, electronic licensing and rights management technologies.  Our customers include major Hollywood studios, independent video producers, hardware and software vendors, music labels, consumer electronic, PC and digital set-top box manufacturers and digital PPV and VOD network operators.  We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

          Our video copy protection technology is used to copy protect DVDs, videocassettes, digital set-top box and hard drive recorder platforms.  Our SafeDisc product is used to copy protect CD-ROMs for software publishers primarily in the PC games software market.  Our music technology products are used to copy protect music CDs.  Our Enterprise Licensing software products provide electronic license management solutions for software vendors and software asset management tools for business.  Our consumer licensing software products provide software publishers with control over the distribution and usage of both packaged media and Internet-delivered software or licenses.

          On June 17, 2003, we announced our reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group.  The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development.  The Entertainment Technologies Group reflects the merger of the video technology and music technology product lines, along with the SafeDisc portion of our consumer software group.  The SafeDisc product line has been renamed PC games technology.  The Software Technologies Group reflects the merger of the Enterprise Software Licensing Management product line and the SafeCast product line that was also a part of our consumer software group.  SafeCast has been renamed Consumer Software Licensing Management.  We continue to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and PC Games) and the Software Technologies Group (Enterprise Software Licensing Management and Consumer Software Licensing Management).  Revenues have been reclassified for prior periods to conform to the current period presentation.

          The following table provides net revenue information by product line (dollars in thousands):

	Year ended December 31,

	2003	2002	2001

Entertainment Technologies Group
Video Technology
DVD	$63,435	$45,987	$37,610
Videocassette	5,920	7,611	11,509
Pay-Per-View	11,913	10,971	13,207
PC Games Technology	5,396	7,671	9,259
Music Technology	4,630	400	—
Other	86	257	782

Total Entertainment Technologies Group	91,380	72,897	72,367

Software Technologies Group
Enterprise Software Licensing Management	33,746	26,894	25,643
Consumer Software Licensing Management	3,220	2,471	803

Total Software Technologies Group	36,966	29,365	26,446

Total Revenue	$128,346	$102,262	$98,813

          The following table provides percentage of net revenue information by product line:

	Year ended December 31,

	2003	2002	2001

Entertainment Technologies Group
Video Technology
DVD	49.4%	45.0%	38.0
Videocassette	4.6	7.4	11.6
Pay-Per-View	9.3	10.7	13.4
PC Games Technology	4.2	7.5	9.4
Music Technology	3.6	0.4	—
Other	0.1	0.3	0.8

Total Entertainment Technologies Group	71.2	71.3	73.2

Software Technologies Group
Enterprise Software Licensing Management	26.3	26.3	26.0
Consumer Software Licensing Management	2.5	2.4	0.8

Total Software Technologies Group	28.8	28.7	26.8

Total	100.0%	100.0%	100.0%

Entertainment Technologies Group

          Video Technology

          Our customers include the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of “special interest” content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs.  We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners.  Royalties from MPAA studios represented 36.0%, 42.2% and 33.2% of our net revenues in 2003, 2002 and 2001, respectively.

          DVD Copy Protection.  Our customers for DVD copy protection have included member companies of the MPAA and special interest rights owners.  Our customers pay per unit royalties for DVD copy protection.  Additionally, we derive license fees from DVD hardware manufacturers.  DVD copy protection revenue represented 49.4%, 45.0% and 38.0% of our net revenues in 2003, 2002 and 2001, respectively.  The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued

strong demand for our DVD copy protection solution.  We expect our DVD copy protection revenue to continue to be a significant part of our net revenues as a result of continued growth in DVD sales, partially offset by anticipated future declines in our DVD copy protection average unit royalties and/or usage rates.

          Videocassette Copy Protection.  In 2003, the trend of MPAA studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued.  Videocassette copy protection revenues represented 4.6%, 7.4% and 11.6% of our net revenues in 2003, 2002 and 2001, respectively.  We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios continue to reduce their usage of, and the per unit royalties they are willing to pay for, videocassette copy protection.

          PPV Copy Protection.  Our customers for digital PPV copy protection are satellite and cable system operators and equipment manufacturers that supply the satellite and cable industries.  We derive a majority of our digital PPV copy protection revenues from digital set-top box hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming.  Digital PPV copy protection revenues were 9.3%, 10.7% and 13.4% of our net revenues in 2003, 2002 and 2001, respectively.  Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated.  To date, such transaction-based royalty payments have not been significant.  The decrease in our PPV copy protection revenues is due to the continued weak digital cable and digital satellite business on a worldwide basis.  We believe that revenues from PPV copy protection will remain flat or increase slightly in absolute terms and continue to decline as a percentage of our total revenues, because the rate of growth of digital subscriber service in many cable and satellite systems has slowed and some of our other business areas are expected to grow faster.

     Music Technology

          In November 2002, we acquired the assets and operations of Midbar Tech (1998) Ltd. (“Midbar”), a leading supplier of copy protection solutions for the music industry, for approximately $17.8 million in cash and related acquisition costs.  In addition, we have agreed to additional contingent consideration up to $8.0 million based on a percentage of revenues from sales of our music technology products through December 31, 2004.  In connection with the purchase, we recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million in 2002.  In 2003, we recorded additional goodwill of approximately $1.2 million, which represents contingent consideration payments we are required to make to Midbar shareholders, as noted above, based on sales of our music technology products through December 31, 2003.

          In connection with the acquisition of Midbar, we recorded a charge of $6.0 million for in-process research and development (“IPRD”) in the fourth quarter of 2002.  At the acquisition date, Midbar’s major in-process project was the development of CDS-300, BurnProtect, and BurnShield.  This technology had not yet reached technological feasibility. The technological feasibility of the in-process products is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. We obtained an independent appraiser’s valuation to determine the amounts allocated to purchased technology and in-process research and development.  The valuation analysis utilized the Income Approach based on discounted future cash flows.  This approach took into consideration earnings remaining after deducting from cash flows related to the in-process technology the market rates of return on contributory assets including assembled workforce, customer accounts and existing technology.  The adjusted cash flows were then discounted to present value at appropriate rates determined by analysis of the risks associated with each of the identified intangible assets.  The weighted average discount rate used for IPRD was approximately 35%.  The resulting net cash flows to which the discount rate was applied are based on management’s estimates of revenues, operating expenses, and income taxes from such acquired technology.

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

          Revenues from our music technology products were 3.6% and 0.4% of our net revenues in 2003 and 2002, respectively.  Currently, substantially all of our music technology revenue is from international territories.  Additional product features, currently under development, may be required for the product to be accepted in the United States.  We believe that revenues from our music technology products will increase in absolute terms and as a percentage of our total revenues as more customers adopt our technology.

     PC Games Technology

          Customers implementing our CD-ROM copy protection technology, SafeDisc, are primarily major PC-based game publishers.  We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game publishers.  Our PC Games Technology revenues were 4.2%, 7.5% and 8.1% of our revenues in 2003, 2002 and 2001, respectively.  The decrease in our PC Games Technology revenue is primarily due to the increased competition, resulting in a reduction in volumes copy protected by us as well as declining per unit prices.  We believe that, as a result of competitive pressures, revenues from our PC Games Technology products will continue to decline both in total and as a percentage of our total revenues.

Software Technologies Group

     Enterprise Software License Management

          Our Enterprise Software License Management (“ESLM”) products generate revenue from licensing software and providing services related to the support and maintenance of this software.  Revenues from ESLM were 26.3%, 26.3% and 26.0% of our revenues in 2003, 2002 and 2001, respectively.  Despite difficult economic conditions for enterprise software companies, our revenues, in absolute terms, have increased from $25.6 million in 2001 to $26.9 million in 2002 to $33.7 million in 2003.  We are investing in additional sales personnel for our ESLM products and believe that revenues from ESLM products will continue to increase in total and vary as a percentage of our total revenues.  While revenues have increased in each of the last three years, if economic conditions for software continue to be difficult or worsen, demand for our electronic license management technology could decline.

     Consumer Software License Management

          Our Consumer Software License Management (“CSLM”) products facilitate web-based purchases and delivery and product activation of consumer-oriented software.  Our CSLM products generate revenue from licensing software and providing services related to the support and maintenance of this software.  CSLM revenues represented 2.5%, 2.4% and 0.8% of our net revenues in 2003, 2002 and 2001, respectively.  The increase in CSLM revenues is due to the increased market adoption of these products.  We believe that revenues from our CSLM products will continue to be a relatively insignificant percentage of our total revenues.

Seasonality of Business

          We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future.  We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter of the following year, and at times in subsequent quarters.  We believe that this trend has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and consumer software titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year.  In addition, revenues generally have tended to be lower in the summer months, particularly in Europe.

Costs and Expenses

          Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners and costs of equipment used to apply our technology.  Also included in cost of revenues are software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization.  Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs.  Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

          Royalty Revenues

          Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned.  We rely on royalty reports from our customers and third parties as our basis for revenue recognition.  In our DVD, videocassette, and PC games product lines, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from our PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products.  Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned.  In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

          Software Licensing Revenues

          We recognize revenue on our software products in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2.”  We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us remain; the fee is fixed and determinable; and collectibility is probable.  We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements.  We assess collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness.  If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

          For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs.  For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  For arrangements containing multiple elements where VSOE does not exist for all undelivered elements, all revenue is deferred until such time as VSOE for all undelivered elements is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE exists, maintenance revenue is recognized pro rata over the maintenance contract period.  We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

          When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software.  For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method.  Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method.  Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.

          Professional Services Revenues

          We provide consulting and training services to our customers.  Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.  Professional services revenues are included in services revenue in the accompanying consolidated financial statements.

          Maintenance Revenues

          Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers.  Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying consolidated financial statements.

Valuation of Strategic Investments

          As of December 31, 2003 and 2002, the adjusted cost of our strategic investments totaled $27.0 million and $28.7 million, respectively.  This included our investments in public and non-public companies.  Our investments in public and non-public companies are classified on the balance sheet as “Long-term marketable investment securities” and “Other assets,” respectively.

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

          Based on these measurements, $4.8 million, $17.2 million and $6.9 million of other-than-temporary impairment losses from investments in non-public companies were recorded during the years ended December 31, 2003, 2002 and 2001, respectively.  In 2003, the $4.8 million loss was partially offset by $395,000 of realized gains from the surrender of our stock in TTR resulting in a net impairment loss of $4.4 million (see Note 1 of Notes to Consolidated Financial Statements.)

Goodwill and Other Intangible Assets

          Goodwill represents the excess of costs over fair value of assets of businesses acquired.  We account for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

          Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In 2003 and 2002, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

          In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired.  To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  To the extent the implied fair value of goodwill of each reporting is less than its carrying amount we would be required to recognize an impairment loss.  In October 2002 and October 2003, we completed our annual impairment analyses of goodwill.  Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill or other intangible assets as of December 31, 2002 and 2003.

Impairment of Long-Lived Assets

          In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  In 2003 and 2002, no impairment charges were recorded for long-lived assets.

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

Income Taxes

          We account for income taxes using the asset and liability method.  As of December 31, 2003 and 2002, deferred tax assets net of valuation allowances, totaled $21.7 million and $18.7 million, respectively.  Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction.  We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.  Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income.  We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

Results of Operations

          The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Year ended December 31,

	2003	2002	2001

Revenues:
Licenses	89.4%	89.9%	90.7%
Services	10.6	10.1	9.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	3.9	6.0	4.9
Services	2.4	1.9	1.0
Amortization of intangibles from acquisitions	2.6	2.2	2.2

Total cost of revenues	8.9	10.1	8.1

Gross profit	91.1	89.9	91.9
Operating expenses:
Research and development	13.4	11.6	9.4
Selling and marketing	21.0	20.3	18.4
General and administrative	15.1	14.7	13.4
Amortization of intangibles from acquisitions	—	0.2	8.8
Amortization of deferred stock-based compensation	2.1	6.1	9.7
In-process research and development	0.5	5.9	—
Restructuring expenses	—	—	2.2

Total operating expenses	52.1	58.8	61.9

Operating income	39.0	31.1	30.0
Impairment losses on investments, net	(3.4)	(16.8)	(6.9)
Interest and other income, net	3.0	7.1	10.4

Income before income taxes	38.6	21.4	33.5
Income taxes	15.5	9.6	14.1

Net income	23.1%	11.8%	19.4%

Comparison of Years Ended December 31, 2003 and 2002

          The following table provides revenue information by specific product lines for the periods indicated (dollars in thousands):

	Year ended December 31,

	2003	2002	$ Change	% Change

Entertainment Technologies Group
Video Technology
DVD	$63,435	$45,987	$17,448	37.9%
Videocassette	5,920	7,611	(1,691)	(22.2)
Pay-Per-View	11,913	10,971	942	8.6
PC Games Technology	5,396	7,671	(2,275)	(29.7)
Music Technology	4,630	400	4,230	1,057.5
Other	86	257	(171)	(66.5)

Total Entertainment Technologies Group	91,380	72,897	18,483	25.4
Software Technologies Group
Enterprise Software Licensing Management	33,746	26,894	6,852	25.5
Consumer Software Licensing Management	3,220	2,471	749	30.3

Total Software Technologies Group	36,966	29,365	7,601	25.9

Total Net Revenue	$128,346	$102,262	$26,084	25.5%

          Net Revenues.  Our net revenues for 2003 increased 25.5% to $128.3 million from $102.3 million in 2002.  This increase is primarily driven by increased revenues in the video technology, ESLM and music technology product lines.  Video’s DVD copy protection revenues increased $17.4 million or 37.9% to $63.4 million in 2003 from $46.0 million in 2002, due to the continued strong growth of the DVD format and continued high penetration among Hollywood studio customers.  This increase in DVD revenues was partially offset by continuing decreases in videocassette copy protection revenues.  Our DVD copy protection revenues in 2002 were also reduced by a $2.3 million refund resulting from a customer’s self-reporting errors detected in 2002, which revenue was previously recognized upon cash receipt.  During 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue as a partial resolution of this customer reporting claim.  Revenues from videocassette copy protection decreased $1.7 million or 22.2% to $5.9 million in 2003 from $7.6 million in 2002, reflecting the continuing trend of Hollywood studios to discontinue copy protecting or more selectively copy protect their VHS releases.  Digital PPV copy protection revenues increased $942,000 or 8.6% to $11.9 million in 2003 from $11.0 million in 2002, due to slightly increased demand for digital set-top boxes and hard drive recorders and an increase in usage fees.  The increase in our music technology revenue is from products resulting from our acquisition of Midbar assets in November 2002 and from the increased market acceptance of our CDS-100 and CDS-200 products by the music labels. Revenues from ESLM increased $6. 9 million or 25.5% to $33.7 million in 2003 from $26.9 million in 2002, primarily due to an increase in licensing and maintenance volume.  Revenues from our PC games technology product line decreased $2.3 million or 29.7% to $5.4 million in 2003 from $7.7 million in 2002 due to decreasing volumes and per unit pricing received from a number of customers.  Revenues from CSLM increased $749,000 or 30.3% due to the increased market acceptance of our CSLM technology by major software vendors.

          License Revenues.  Our license revenues for 2003 increased by 24.9% compared to 2002 primarily due to increases in our revenues derived by our video technology products in the DVD copy protection area.  This was offset by decreases in our copy protection revenues for videocassettes.  We also had increases in license revenues from our Software Technologies Group.

          Service Revenues.  Our service revenues for 2003 increased by 31.2% compared to 2002 primarily due to increases in maintenance revenues and, to a lesser extent, an increase in consulting revenues.

          Cost of Revenues – License Fees.  Cost of revenues from license fees as a percentage of license revenues decreased to 4.3% for 2003 from 6.6% for 2002.  Cost of revenues from license fees decreased $1.1 million to $5.0 million in 2003 from $6.1 million in 2002.  This decrease was primarily due to decreased patent defense costs relating to the Rainbow litigation.  Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.

          Cost of Revenues – Service Fees.  Cost of revenues from service fees as a percentage of service revenues increased to 23.3% for 2003 from 18.5% for 2002.  Cost of revenues from service fees increased $1.2 million to $3.2 million in 2003 from $1.9 million in 2002.  This increase was primarily due to increased activity in our enterprise software consulting practice.  We anticipate our cost of revenues from service fees may increase in 2004 as we continue to increase activity in our consulting practice and seek to expand our customer base.

          Cost of Revenues – Amortization of Intangibles from Acquisitions.  Cost of revenues from amortization of intangibles increased to $3.3 million in 2003 from $2.3 million in 2002.  The increase is primarily due to amortization of intangibles from the Midbar acquisition that was completed in November 2002.

          We acquired the net assets of Midbar in November 2002 for approximately $17.8 million in cash.  In addition, we have agreed to an additional maximum payout of $8.0 million based on a percentage of the net revenues of the music technology division through December 31, 2004.  The transaction was accounted for as a purchase and approximately $4.9 million of the purchase price was allocated to existing technology, existing contracts, patents and trademarks. In addition, we recorded $6.9 million of goodwill from this transaction and recorded a $6.0 million charge in 2002 for purchased in-process research and development.  In 2003, we recorded additional goodwill of approximately $1.2 million for the contingent payment obligation based on sales of our music technology products through December 31, 2003.  We amortize intangibles, with the exception of goodwill, relating to the acquisition of net assets of Midbar on a straight-line basis over three to five years based on the expected useful lives of existing technology, existing contracts, patents and trademarks.

          In August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space.  We paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 will be due on the first anniversary of the closing date for a total purchase price of $880,000.  In addition, we have agreed to a maximum payment of $140,000 if certain milestones are achieved by May 28, 2004.  The purchase price was allocated to in-process research and development, core technology and employment agreements.  The in-process research and development of $624,000 was expensed in 2003, and the balance of the purchase price has been allocated among the other intangible assets and is being amortized on a straight-line basis over two to six years based on the expected useful lives of the intangibles.

          Research and Development.  Research and development expenses increased by $5.3 million or 44.9% to $17.2 million in 2003 from $11.9 million in 2002.  The increase is primarily due to increased research and development activities for our video technology, music technology and ESLM product lines.  Research and development expenses increased as a percentage of net revenues to 13.4% in 2003 from 11.6% in 2002.  We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity as we develop new technologies in our entertainment and software technologies groups.

          Selling and Marketing.  Selling and marketing expenses increased by $6.3 million or 30.3% to $27.0 million in 2003 from $20.7 million in 2002.  This increase was primarily due to increased business development activities for our enterprise licensing and music technology product lines and increased commission costs associated with higher revenue levels.  Selling and marketing expenses increased as a percentage of net revenues to 21.0% in 2003 from 20.3% in 2002.  Selling and marketing expenses are expected to increase in absolute terms as we continue to expand our efforts in selling and marketing our ESLM, music technology, PC Games and other digital rights management products.  We expect our selling and marketing expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as we continue to invest in additional sales personnel for our ESLM products.

          General and Administrative.  General and administrative expenses increased by $4.4 million or 28.9% to $19.4 million in 2003 from $15.0 million in 2002, primarily due to higher compensation expense, increased headcount and increased costs associated with the compliance with Sarbanes-Oxley requirements.  General and administrative expenses increased as a percentage of net revenues to 15.1% in 2003 from 14.7% in 2002.  We expect our general and administrative expenses to increase in absolute terms in the near future as we continue to support the expansion of our business and comply with the requirements of the Sarbanes-Oxley Act of 2002.

          Amortization of Intangibles from Acquisitions.  Amortization of intangibles from acquisitions, other than those included in cost of revenues, decreased from $273,000 in 2002 to $0 in 2003 as the covenant not to compete in connection with the purchase of PtS was fully amortized during 2002.  There was no amortization of intangibles from acquisitions in operating expenses during 2003.

          Amortization of Deferred Stock-Based Compensation.  In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million.  The amortization of the deferred stock-based compensation for 2003 and 2002 was $2.7 million and $6.3 million, respectively.  The expense associated with amortization of this stock-based compensation will end in the first quarter of 2004.

          In-process research and development.  In connection with the acquisition of intellectual property and other assets in the peer-to-peer file sharing space in August 2003, $624,000 was charged to in-process research and development in 2003.  In connection with the acquisition of Midbar in November 2002, $6.0 million was charged to in-process research and development in 2002.

          Impairment losses on investments.  During 2003 and 2002, we recorded net charges totaling $4.4 million and $17.2 million, relating to other-than-temporary impairment of certain strategic investments.  During 2003, we determined that the decline in value of our iVAST stock was other-than-temporary and took a charge to earnings of $4.8 million as a result.  This was partially offset by a gain of $395,000 related to the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR.

          Interest and Other Income, Net.  Interest and other income decreased $3.5 million or 47.4% to $3.9 million in 2003 from $7.3 million in 2002, primarily from declining interest rates.

          Income Taxes.  We recorded income tax expense of $19.8 million and $9.8 million for 2003 and 2002, respectively.  Income tax expense represents combined federal and state taxes at effective rates of 40.0% and 44.8% for 2003 and 2002, respectively.  The decrease in the effective tax rate was primarily due to changes in tax jurisdictions where our income was earned and the composition of our expenses, including the reduction in amortization of deferred stock-based compensation.

Comparison of Years Ended December 31, 2002 and 2001

          The following table provides revenue information by specific product segments for the periods indicated (dollars in thousands):

	Year ended December 31,

	2002	2001	$ Change	% Change

Entertainment Technologies Group
Video Technology
DVD	$45,987	$37,610	$8,377	22.3%
Videocassette	7,611	11,509	(3,898)	(33.9)
Pay-Per-View	10,971	13,207	(2,236)	(16.9)
PC Games Technology	7,671	9,259	(1,588)	(17.2)
Music Technology	400	—	400	100.0
Other	257	782	(525)	(67.1)

Total Entertainment Technologies Group	72,897	72,367	530	0.7
Software Technologies Group
Enterprise Software Licensing Management	26,894	25,643	1,251	4.9
Consumer Software Licensing Management	2,471	803	1,668	207.7

Total Software Technologies Group	29,365	26,446	2,919	11.0

Total Net Revenue	$102,262	$98,813	$3,449	3.5%

          Net Revenues.  Our net revenues for 2002 increased 3.5% to $102.3 million in 2002 from $98.8 million in 2001.  This moderate increase is primarily driven by increased revenues in the video technology and ESLM product lines.  Video’s DVD copy protection revenues increased $8.4 million or 22.3% to $46.0 million in 2002 from $37.6 million in 2001, due to the continued strong growth of the DVD format and continued high penetration among Hollywood studio customers.  This increase in DVD revenues was substantially offset by continuing decreases in videocassette and PPV copy protection revenues.  Revenues from videocassette copy protection decreased $3.9 million or 33.9% to $7.6 million in 2002 from $11.5 million in 2001, reflecting the trend of Hollywood studios to discontinue copy protecting or more selectively copy protect their VHS releases.  Digital PPV copy protection revenues decreased $2.2 million or 16.9% to $11.0 million in 2002 from $13.2 million in 2001 due to the continuing slow demand for digital set-top boxes.  Revenues from ESLM increased $1.3 million or 4.9% to $26.9 million in 2002 from $25.6 million in 2001 primarily due to increased market penetration despite the difficult economic environment for enterprise software.  Increases in CSLM and music technology product lines were offset by the decrease in PC Games Technology and Other revenue.  Our DVD copy protection revenues in 2002 were also reduced by a $2.3 million refund resulting from a customer’s self-reporting errors detected in 2002.  Revenue from this customer was previously recognized only upon cash receipt.

          License Revenues.  Our license revenues for 2002 increased modestly by 2.5% compared to 2001 primarily due to increases in our revenues derived by our Entertainment Technologies Group in the DVD copy protection area.  This was offset by decreases in our copy protection revenues for videocassettes and PPV solutions.  We also had an increase in license revenues from our music technology product line, which started in 2002.

          Service Revenues.  Our service revenues for 2002 increased by 12.9% compared to 2001 primarily due to increases in consulting revenues and, to a lesser extent, an increase in maintenance revenues.  In 2002, we expanded the headcount of our consulting group to offer additional consulting services to our customers, which resulted in the increase in revenues.

          Cost of Revenues – Licenses.  Cost of revenues from licenses as a percentage of license revenues increased to 6.6% for 2002 from 5.4% for 2001.  This increase was primarily due to higher patent defense costs relating to the Rainbow litigation.  Cost of revenues increased $1.3 million to $6.1 million in 2002 from $4.8 million in 2001.  Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.  We anticipate our gross margin on license fees may increase in 2003 as a result of expected lower patent defense costs.

          Cost of Revenues – Services.  Cost of revenues from service fees as a percentage of service revenues increased to 18.5% for 2002 from 11.3% for 2001.  Cost of revenues increased $0.9 million to $1.9 million in 2002 from $1.0 million in 2001.  This increase was primarily due to the increase in our consulting practice which required increased hiring of technical consultants in 2002, which resulted in higher employee related expenses.

          Cost of Revenues – Amortization of Intangibles from Acquisitions.  Cost of revenues from amortization of intangibles in 2002 were consistent with 2001.

          Research and Development.  Research and development expenses increased by $2.6 million or 27.9% to $11.9 million in 2002 from $9.3 million in 2001.  The increase is primarily due to increased research and development activities for our video technology, consumer licensing, enterprise licensing and music technology product lines.  Research and development expenses increased as a percentage of net revenues to 11.6% in 2002 from 9.4% in 2001.

          Selling and Marketing.  Selling and marketing expenses increased by $2.6 million or 14.2% to $20.7 million in 2002 from $18.1 million in 2001.  This increase was primarily due to increased business development activities for our MacroSafe and music technology product lines and increased commission costs associated with higher revenue levels.  Selling and marketing expenses increased as a percentage of net revenues to 20.3% in 2002 from 18.4% in 2001.

          General and Administrative.  General and administrative expenses increased by $1.8 million or 13.5% to $15.0 million in 2002 from $13.2 million in 2001, primarily due to increased facilities costs associated with our new office space.  General and administrative expenses increased as a percentage of net revenues to 14.7% in 2002 from 13.4% in 2001.

          Amortization of Goodwill and Other Intangibles from Acquisitions.  In accordance with new accounting guidance, Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets,” goodwill and workforce in place that was subsumed into goodwill, were not amortized beginning January 1, 2002.  As a result, amortization expense decreased $8.5 million or 96.9% overall in 2002 as compared to 2001 which included $8.8 million in goodwill amortization.

          We acquired the net assets of Midbar in November 2002 for approximately $17.8 million in cash.  In addition, we have agreed to an additional maximum payout of $8.0 million based on a percentage of the net revenues of our music technology products until December 31, 2004.  The transaction was accounted for as a purchase and the purchase price was allocated to existing technology, existing contracts, patents and trademarks. We recorded $6.9 million of goodwill from this transaction and recorded a $6.0 million charge for purchased in-process research and development.  We amortize intangibles, with the exception of goodwill, relating to the acquisition of net assets of Midbar on a straight-line basis over three to five years based on the expected useful lives of existing technology, existing contracts, patents and trademarks.  The impact of amortization of intangible assets related to Midbar for the year ended December 31, 2002 was not significant, due to our acquisition occurring near year-end.

          In October 2000, we acquired certain assets of Productivity through Software plc (“PtS”).  We paid approximately $23.3 million in cash and related acquisition costs, and assumed liabilities to service current customer maintenance contracts.  We were subject to an additional maximum payment of $2.8 million contingent upon the business meeting certain predetermined revenue targets within one year of the acquisition of which we were required to pay out $1.2 million in 2001 and none in 2002.  The purchase price was allocated to existing contracts, workforce in place, which was subsumed by goodwill upon adoption of SFAS No. 142, and goodwill.  We amortize the intangibles on a straight-line basis over three years.  Excluding cumulative translation adjustments, goodwill and other intangibles associated with the transaction amounted to $24.7 million as of December 31, 2002 and 2001.  Amortization of these intangible assets decreased to $506,000 in 2002 from $7.9 million in 2001 due to the implementation of SFAS 142.

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

          Restructuring expenses.  During fourth quarter 2001, we eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions.  This reprofiling affected less than 10% of our employees and resulted in a charge of $2.2 million for the year ended December 31, 2001.  The charge consisted of cash severance payments and non-cash compensation expense relating to the accelerated vesting of certain stock options.  There were no comparable charges in 2002 and no liabilities associated with this restructuring remain as of December 31, 2002.

          Impairment losses on investments.  During 2002 and 2001, we recorded charges totaling $17.2 million and $6.9 million, relating to other-than-temporary impairment of certain strategic investments.

          Interest and Other Income, Net.  Interest and other income decreased $3.1 million or 29.6% to $7.3 million in 2002 from $10.4 million in 2001, primarily from declining interest rates.

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

	Quarter Ended (in thousands) (Unaudited)

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues:
Licenses	$25,242	$26,223	$28,210	$35,124	$21,211	$22,383	$20,920	$27,421
Services	2,810	2,989	3,006	4,742	2,455	2,557	2,577	2,738

Total revenues	28,052	29,212	31,216	39,866	23,666	24,940	23,497	30,159
Costs of revenues:
License fees	939	1,183	1,273	1,581	1,165	1,523	1,576	1,838
Service fees	543	597	625	1,387	498	365	489	560
Amortization of intangibles from acquisitions	856	856	855	752	540	565	519	647

Total cost of revenues	2,338	2,636	2,753	3,720	2,203	2,453	2,584	3,045

Gross profit	25,714	26,576	28,463	36,146	21,463	22,487	20,913	27,114
Operating expenses:
Research and development	3,743	4,156	4,177	5,141	2,537	2,832	3,049	3,462
Selling and marketing	6,404	6,472	6,539	7,592	4,760	4,582	5,097	6,281
General and administrative	4,324	4,648	4,612	5,801	3,048	3,618	3,633	4,736
Amortization of intangibles from acquisitions	—	—	—	—	149	124	—	—
Amortization of deferred stock-based compensation (1)	768	752	609	527	2,083	2,041	1,206	931
In-process research and development	—	—	624	—	—	—	—	6,000

Total operating expenses	15,239	16,028	16,561	19,061	12,577	13,197	12,985	21,410

Operating income	10,475	10,548	11,902	17,085	8,886	9,290	7,928	5,704
Impairment losses on investments, net	—	(3,850)	(294)	(224)	(5,477)	—	(6,795)	(4,938)
Interest and other income, net	1,100	953	842	957	2,101	2,067	1,632	1,518

Income before income taxes	11,575	7,651	12,450	17,818	5,510	11,357	2,765	2,284
Income taxes	4,630	3,060	4,981	7,127	2,536	4,770	1,161	1,360

Net income	$6,945	$4,591	$7,469	$10,691	$2,974	$6,587	$1,604	$924

Basic net earnings per share	$0.14	$0.09	$0.15	$0.22	$0.06	$0.13	$0.03	$0.02

Diluted net earnings per share	$0.14	$0.09	$0.15	$0.21	$0.06	$0.13	$0.03	$0.02

(1)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

Cost of revenues	$80	$80	$79	$79	$117	$117	$80	$81
Research and development	138	138	138	137	444	403	220	138
Selling and marketing	347	331	189	108	1,257	1,257	642	346
General and administrative	203	203	203	203	265	264	264	366

	$768	$752	$609	$527	$2,083	$2,041	$1,206	$931

	Quarterly Results of Operations as a% of Revenue (Unaudited)

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues:
Licenses	90.0%	89.8%	90.4%	88.1%	89.6%	89.7%	89.0%	90.9%
Services	10.0%	10.2%	9.6%	11.9%	10.6%	10.3%	11.0%	9.1%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of revenues:
License fees	3.3	4.0	4.1	4.0	4.9	6.1	6.7	6.1
Service fees	1.9	2.0	2.0	3.5	2.1	1.5	2.1	1.9
Amortization of intangibles from acquisitions	3.1	3.0	2.7	1.8	2.3	2.1	2.2	2.2

Total cost of revenues	8.3	9.0	8.8	9.3	9.3	9.7	11.0	10.2

Gross profit	91.7	91.0	91.2	90.7	90.7	90.3	89.0	89.8
Operating expenses:
Research and development	13.4	14.2	13.4	12.9	10.7	11.4	13.0	11.5
Selling and marketing	22.8	22.2	20.9	19.0	20.1	18.4	21.7	20.8
General and administrative	15.4	15.9	14.8	14.6	12.9	14.5	15.5	15.7
Amortization of intangibles from acquisitions	—	—	—	—	0.7	0.5	—	—
Amortization of deferred stock-based compensation	2.7	2.6	2.0	1.3	8.8	8.2	5.1	3.1
In-process research and development	—	—	2.0	—	—	—	—	19.9

Total operating expenses	62.6	63.9	61.9	57.1	62.5	62.8	66.3	81.1

Operating income	37.3	36.1	38.1	42.9	37.5	37.2	33.7	18.9

Impairment losses on investments, net	—	(13.2)	(0.9)	(0.6)	(23.1)	—	(28.9)	(16.4)
Interest and other income, net	3.9	3.3	2.7	2.4	8.9	8.3	6.9	5.0

Income before income taxes	41.3	26.2	39.9	44.7	23.3	45.5	11.7	7.6
Income taxes	16.5	10.5	16.0	17.9	10.7	19.1	4.9	4.5

Net income	24.8%	15.7%	23.9%	26.8%	12.6%	26.4%	6.8%	3.1%

          Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors.  Such factors include the timing of release of popular titles on videocassettes or DVDs or by digital PPV transmission, the timing of release of popular computer games on CD-ROM, the timing of a small number of our electronic license management high-value perpetual licenses during any period, the degree of acceptance of our copy protection technologies by major motion picture studios and computer game publishers, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, the development of our direct and indirect distribution channels, foreign currency exchange rates and general economic conditions.  We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities.  Because a high percentage of our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

          We have financed our operations primarily from cash generated by operations, principally our copy protection products and our enterprise license management products.  Our operating activities provided net cash of $58.9 million, $55.1 million and $35.0 million in 2003, 2002 and 2001, respectively.  Cash provided by operating activities increased $3.7 million from $55.1 million in 2002 to $58.9 million in 2003.  This increase was primarily due to the increases in deferred revenue and prepaid expenses, other current assets and other assets.  In addition, the availability of cash generated by our operations could be affected by other business risks discussed in the “Risk Factor” section of this annual report.

          Investing activities (used) provided net cash of $(137.2) million, $51.8 million and ($38.4) million in 2003, 2002 and 2001, respectively.  Cash provided by (used in) investing activities decreased $189.0 million from $51.8 million in 2002 to $(137.2) million in 2003.  The decrease is mainly due to an increase of $201.0 million of net purchasing activity of marketable securities in 2003, partially offset by a decrease in cash used for acquisitions of $16.6 million.  Purchases of marketable securities increased in 2003 from 2002 due to the use of $38.5 million to repurchase treasury stock and $17.8 million to acquire Midbar during 2002.  Additionally, the lower cash balance at December 31, 2003 as compared to December 31, 2002 is due to higher purchases of marketable securities in 2003 as compared to 2002.  We made capital expenditures of $2.8 million, $3.9 million and $3.7 million in 2003, 2002 and 2001, respectively.  Capital expenditures in 2003 were primarily computer software and hardware.  Capital expenditures in 2002 were primarily leasehold improvements and furniture and fixtures for our new office space.  We also paid $6.3 million, $761,000 and $2.7 million in 2003, 2002 and 2001, respectively, related to patents during those periods.

          Net cash provided by (used in) financing activities was $6.8 million, $(34.6) million and $7.2 million in 2003, 2002 and 2001, respectively.  The increase in net cash provided by financing activities from $(34.6) million in 2002 to $6.8 million in 2003 is primarily due to the use of $38.5 million to repurchase 3.0 million shares of our common stock in 2002.  In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management.   Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders’ equity.  We did not repurchase any treasury stock in 2003.  As of December 31, 2003, 2.0 million shares remained authorized for repurchase.

          At December 31, 2003, we had $27.9 million in cash and cash equivalents, $95.6 million in short-term investments and $146.2 million in long-term marketable investment securities, which includes $26.8 million in fair market value of our holdings in Digimarc.  We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 12 months will aggregate approximately $4.7 million.  We also have future minimum lease payments of approximately $35.7 million under operating leases.  We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.  We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

          In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs.  In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004.  During 2003, we paid $480,000 of such contingent consideration in cash.

          In May 2003, we acquired patents and other assets of TTR Technologies, Inc. (“TTR”) for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000, that we originally purchased in January 2000 for $4.0 million.

          In August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space for $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for total consideration of $880,000.  In addition, we have agreed to a maximum payment of $140,000 if certain milestones are achieved by May 28, 2004.  In 2003, we paid $800,000 of such consideration in cash.

          Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results.  Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electronic license management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” in this annual report.

Contractual Obligations

          We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements.  Future minimum lease payments pursuant to these leases as of December 31, 2003 were as follows (in thousands):

Operating Leases

2004	2,102
2005	3,895
2006	3,855
2007	3,963
2008	4,031
2009 and thereafter	17,888

Total	$35,734

Recently Issued Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset.  We adopted the statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  We adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In November 2002, the FASB issued FIN No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded.  FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities.  All such guarantees are disclosed in the notes to the financial statements starting with the period ending after December 15, 2002.  Existing guarantees are grandfathered and are not recognized on the balance sheet.  The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003.  We adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We did not adopt the fair value method of accounting for stock-based compensation and thus is not affected by the provisions of this Statement relating to methods of transition to the fair value method.  We adopted the interim disclosure provisions for our quarterly financial statements beginning with the period ending March 31, 2003.

          In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 by issuing FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R.”)  FIN 46, as amended by FIN 46R, requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003.  However, under FIN 46R, the FASB delayed the effective date of this provision until December 31, 2003. The provisions of FIN 46, as amended by FIN 46R, were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  We had no investments in variable interest entities as of December 31, 2003.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity.  It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.)  SFAS No. 150 is effective beginning the third quarter of fiscal 2003.  We adopted this standard without a material effect on its financial position or results of operations.

          In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The consensus mandates how to identify whether goods or services or both, which are to be delivered separately in a bundled sales arrangement, should be accounted for separately because they are “separate units of accounting.”  The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately.  We adopted the provisions of EITF 00-21, effective July 1, 2003, without material effect on its financial position or results of operations.

          In November 2003, the EITF reached a consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-01 addresses disclosure requirements that apply to investments in debt and marketable equity securities that are accounted for under SFAS 115 and to investments by not-for-profit entities accounted for under SFAS 124.  EITF 03-01 requires the disclosure of the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses. The disclosure requirements are effective for the year ended December 31, 2003.  We has adopted the disclosure requirements for the year ended December 31, 2003.

          In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  SAB 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition.  The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States, and the incorporation of certain sections of the SEC’s “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers” document.  The adoption of SAB No. 104 has no material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments.  Changes in these factors may cause fluctuations in our earnings and cash flows.  We evaluate and manage the exposure to these market risks as follows:

          Fixed Income Investments.  We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $269.6 million as of December 31, 2003.  These securities are subject to interest rate fluctuations.  An increase in interest rates could adversely affect the market value of our fixed income securities.

          We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.  We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios.  The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk.  A hypothetical 50 basis point increase in interest rates would result in an approximate $1.1 million decrease (approximately 0.5%) in the fair value of our fixed income available-for-sale securities as of December 31, 2003.  Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

          Strategic Investments.  We currently hold minority equity interests in a number of companies.  These investments, at book value totaling $27.0 million, $28.7 million and $58.1 million, represented 7.0%, 8.9% and 16.9% of our total assets as of December 31, 2003, 2002 and 2001, respectively.  As of December 31, 2003, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and iVAST, a privately held company.  In addition, we hold investments in a number of other privately held companies, which have a carrying value of $0.  Digimarc is subject to price fluctuations based on the public market.  Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid.  As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.  During 2003, 2002 and 2001, we wrote off $4.8 million, $17.2 million and $6.9 million, respectively, of strategic investments resulting from impairment that was other-than-temporary.  In 2003, the $4.8 million impairment loss was partially offset by a gain of $395,000 related to the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR, resulting in a net impairment loss of $4.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

          Changes in Internal Controls over Financial Reporting.  During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

          The information required by this item is incorporated by reference from the information under the sections “Information About Directors,” “Information About our Executive Officers” and “Proposal 1: Election of Directors,” to be contained in our proxy statement, which will be filed with the SEC in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 25, 2004 (the “2004 Annual Meeting of Stockholders”).

          We have adopted a code of conduct and ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer.  A copy of such code of conduct and ethics is filed as Exhibit 14.1 to the Annual Report on Form 10-K.  If we make any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to our chief executive officer, chief financial officer or corporate controller, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K that will be publicly filed.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information under the section “Executive Compensation” to be contained in the proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” to be contained in the proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information under the section “Certain Relationships and Related Transactions” to be contained in the proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated by reference to the information under the caption “Principal Auditor Fees and Services” to be contained in the proxy statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

          1.       Financial Statements

          2.        Exhibits and Reports on Form 8-K

          (a)          Exhibits

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B
2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01
2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000 *	10-K	4/2/01	2.03
2.04	Asset Purchase Agreement among TTR Technologies, Inc., TTR Technologies, Ltd., Macrovision Corporation and Macrovision Europe Ltd. dated November 4, 2002	13D/A	11/8/02	1
2.05	Noncompetition Agreement executed and delivered as of November 4, 2002 by TTR Technologies, Inc. and TTR Technologies, Ltd. in favor and for the benefit of Macrovision Corporation, Macrovision Europe Ltd. and the other Indemnities	13D/A	11/8/02	3
2.06	Asset Purchase Agreement by and between Midbar Tech (1998) Ltd. and Macrovision Europe Ltd. dated November 4, 2002 *	10-K	3/31/03	2.07
3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02
3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000	10-K	4/2/01	3.03

10.01	Macrovision Corporation’s 1996 Equity Incentive Plan	SB-2/A	2/11/97	10.02
10.02	Macrovision Corporation’s 1996 Employee Stock Purchase Plan	S-8	11/5/03	4.1
10.03	Macrovision Corporation’s 1996 Directors Stock Option Plan	S-8	11/5/03	4.2
10.04	Macrovision Corporation’s 2000 Equity Incentive Plan	S-8	11/5/03	4.3
10.05	Macrovision Corporation’s Form of Executive Incentive Plan				X
10.06	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998 *	10-QSB	5/15/98	10.02
10.07	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998 *	10-QSB/A	6/23/98	10.01
10.08	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”)	10-Q	11/13/01	10.39
10.09	Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers	SB-2	1/7/97	10.8
10.10	Offer Letter to Ian R. Halifax dated October 8, 1999 **	10-K	4/2/01	10.7
10.11	Executive Severance and Arbitration Agreement entered into as of June 24, 2002 by and between Macrovision Corporation and Ian R. Halifax **	10-Q	8/14/02	10.42
10.12	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick **	10-Q	11/13/01	10.34
10.13	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty **	10-Q	11/13/01	10.36
10.14	Executive Severance and Arbitration Agreement dated April 24, 2002 between Macrovision Corporation and Brian McPhail **				X
10.15	Offer Letter to Dan Stickel dated August 9, 2002 **	10-Q	11/14/02	10.43
10.16	Offer Letter to Steve Weinstein dated October 9, 2002 **	10-Q	5/9/03	10.01
10.17	Charter of the Audit Committee of the Board of Directors				X
14.01	Code of Personal and Business Conduct and Ethics				X
21.01	List of subsidiaries				X
23.01	Consent of KPMG LLP, Independent Auditors				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification	X
32.02	Section 1350 Certification	X

*

Confidential treatment has been granted with respect to certain portions of this Exhibit.  These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

          (b)          Reports on Form 8-K

          Macrovision filed a report on Form 8-K on October 2, 2003 announcing the receipt of a notice from the U.S.  Patent and Trademark Office declaring an interference between a Macrovision patent and a patent application from InterTrust Technologies Corporation, and included the related press release.

          Macrovision filed a report on Form 8-K on October 27, 2003 announcing our financial results for the quarter ended September 30, 2003, and included the related press release.

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of March, 2004.

MACROVISION CORPORATION

By:	/s/ WILLIAM A. KREPICK

William A. Krepick President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ WILLIAM A. KREPICK	President, Chief Executive Officer and Director	March 12, 2004

William A. Krepick

Principal Financial Officer and Principal Accounting Officer:

/s/ IAN R. HALIFAX	Executive Vice President, Finance and Administration and Chief Financial Officer	March 12, 2004

Ian R. Halifax

Additional Directors:

/s/ JOHN O. RYAN	Chairman of the Board of Directors	March 12, 2004

John O. Ryan

/s/ MATTHEW CHRISTIANO	Director	March 12, 2004

Matthew Christiano

/s/ DONNA S. BIRKS	Director	March 12, 2004

Donna S. Birks

/s/ WILLIAM N. STIRLEN	Director	March 12, 2004

William N. Stirlen

/s/ THOMAS WERTHEIMER	Director	March 12, 2004

Thomas Wertheimer

/s/ STEVEN G. BLANK	Director	March 12, 2004

Steven G. Blank

MACROVISION CORPORATION
AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders
Macrovision Corporation:

          We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California
March 12, 2004

MACROVISION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$27,918	$98,691
Short-term investments	95,563	72,989
Accounts receivable, net of allowance for doubtful accounts of $2,147 in 2003 and $1,657 in 2002	30,169	28,237
Income taxes receivable	3,410	9,242
Deferred tax assets	6,599	4,695
Prepaid expenses and other current assets	5,070	5,367

Total current assets	168,729	219,221
Long-term marketable investment securities	146,151	38,696
Property and equipment, net	6,689	6,106
Patents, net	10,826	4,593
Goodwill, net	28,630	24,673
Other intangibles from acquisitions, net	8,512	11,368
Deferred tax assets	15,121	13,971
Other assets	908	6,038

	$385,566	$324,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,457	$3,269
Accrued expenses	25,936	15,523
Deferred revenue	10,333	8,567

Total current liabilities	40,726	27,359
Notes payable	—	17
Other	874	431

	41,600	27,807
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 52,098,729 shares issued and 49,098,729 outstanding as of December 31, 2003, and 51,424,526 shares issued and 48,424,526 shares outstanding as of December 31, 2002	52	51
Treasury stock, 3,000,000 shares at cost	(38,450)	(38,450)
Additional paid-in capital	292,507	284,031
Deferred stock-based compensation	(185)	(3,024)
Accumulated other comprehensive income	8,028	1,933
Retained earnings	82,014	52,318

Total stockholders’ equity	343,966	296,859

	$385,566	$324,666

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

Revenues:
Licenses	114,799	91,935	89,670
Services	13,547	10,327	9,143

Total revenues	$128,346	$102,262	$98,813
Cost of revenues:
License fees	4,976	6,102	4,811
Service fees	3,152	1,912	1,037
Amortization of intangibles from acquisitions	3,319	2,271	2,132

Total cost of revenues	11,447	10,285	7,980

Gross profit	116,899	91,977	90,833
Operating expenses:
Research and development	17,217	11,880	9,285
Selling and marketing	27,007	20,720	18,138
General and administrative	19,385	15,035	13,245
Amortization of intangibles from acquisitions	—	273	8,738
Amortization of deferred stock-based compensation*	2,656	6,261	9,591
In-process research and development	624	6,000	—
Restructuring expenses	—	—	2,214

Total operating expenses	66,889	60,169	61,211

Operating income	50,010	31,808	29,622
Impairment losses on investments, net	4,368	17,210	6,860
Interest and other income, net	3,852	7,318	10,397

Income before income taxes	49,494	21,916	33,159
Income taxes	19,798	9,827	13,974

Net income	$29,696	$12,089	$19,185

Basic net earnings per share	$0.61	$0.24	$0.38

Shares used in computing basic net earnings per share	48,754	50,046	50,216

Diluted net earnings per share	$0.60	$0.24	$0.37

Shares used in computing diluted net earnings per share	49,518	50,602	51,746

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

	Year ended December 31,

	2003	2002	2001

Cost of revenues	$318	$395	$468
Research and development	551	1,205	1,999
Selling and marketing	975	3,502	5,219
General and administrative	812	1,159	1,905

	$2,656	$6,261	$9,591

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)

					Additional paid-in capital	Stockholder notes receivable	Deferred stock- based Compen-sation	Accumu- lated other compre-hensive income (loss)	Retained earnings	Total stock-holders’ equity

	Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount

Balances as of December 31, 2000	49,818,101	$50	—	$—	$266,741	$(297)	$(22,405)	$10,842	$21,044	$275,975
Comprehensive income:
Net income									19,185	19,185
Translation adjustment								(740)		(740)
Unrealized loss in investments, net								(2,185)		(2,185)

Total comprehensive income										16,260

Issuance of common stock upon exercise of options	943,882	1			5,813	—	—	—	—	5,814
Repayment of stockholder note	—	—			—	297	—	—	—	297
Issuance of common stock under employee stock purchase plan	57,003	—			1,158	—	—	—	—	1,158
Reversal of unamortized deferred stock-based compensation related to stock option forfeitures	—	—			(1,361)	—	1,361	—	—	—
Compensation expense related to accelerated vesting of severed employee stock options	—	—			837	—	927	—	—	1,764
Amortization of deferred stock-based compensation	—	—			—	—	9,591	—	—	9,591
Tax benefit associated with stock plans	—	—			7,341	—	—	—	—	7,341

Balances as of December 31, 2001	50,818,986	51	—	—	280,529	—	(10,526)	7,917	40,229	318,200
Comprehensive income:
Net income									12,089	12,089
Translation adjustment								2,021		2,021
Unrealized loss in investments, net								(8,005)		(8,005)

Total comprehensive income										6,105

Issuance of common stock upon exercise of options	516,260	—			2,621	—	—	—	—	2,621
Issuance of common stock under employee stock purchase plan	89,280	—			1,291	—	—	—	—	1,291
Stock repurchase		—	(3,000,000)	(38,450)	—	—	—	—	—	(38,450)
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures	—	—			(1,234)	—	1,234	—	—	—
Compensation expense related to accelerated vesting of severed employee stock options	—	—			—	—	7	—	—	7
Amortization of deferred stock-based compensation	—	—			—	—	6,261	—	—	6,261
Tax benefit associated with stock plans	—	—			824	—	—	—	—	824

Balances as of December 31, 2002	51,424,526	51	(3,000,000)	(38,450)	284,031	—	(3,024)	1,933	52,318	296,859
Comprehensive income:
Net income									29,696	29,696
Translation adjustment								4,054		4,054
Unrealized gain in investments, net								2,041		2,041

Total comprehensive income										35,791

Issuance of common stock upon exercise of options	458,346	1			4,733	—	—	—	—	4,734
Issuance of common stock under employee stock purchase plan	215,857	—			2,046	—	—	—	—	2,046
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures	—	—			(183)	—	183	—	—	—
Amortization of deferred stock-based compensation	—	—			—	—	2,656	—	—	2,656
Tax benefit associated with stock plans	—	—			1,880	—	—	—	—	1,880

Balances as of December 31, 2003	52,098,729	$52	(3,000,000)	$(38,450)	$292,507	$—	$(185)	$8,028	$82,014	$343,966

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$29,696	$12,089	$19,185
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,652	2,957	1,806
Amortization of intangibles from acquisitions	3,319	2,544	10,870
Amortization of deferred stock-based compensation	2,656	6,261	9,591
Impairment losses on investments, net	4,368	17,210	6,860
Restructuring expenses	—	—	2,214
Tax benefit from stock options	1,880	824	7,341
In-process research and development	624	6,000	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(1,527)	(129)	(12,221)
Deferred revenue	1,665	(1,074)	1,190
Prepaid expenses, other current assets and other assets	604	(3,264)	(8,905)
Accounts payable, accrued expenses, and other long-term liabilities	11,918	11,724	(2,933)

Net cash provided by operating activities	58,855	55,142	34,998

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(417,008)	(184,814)	(300,598)
Sales or maturities of long and short term marketable investments	290,169	258,971	286,717
Purchases of property and equipment	(2,804)	(3,874)	(3,686)
Payments for patents	(1,258)	(761)	(2,684)
Acquisition of TTR patents and other assets	(5,050)	—	—
Minority equity investments in private companies	—	—	(17,000)
Acquisition of net assets of PtS	—	—	(1,163)
Acquisition of net assets of Midbar and contingent consideration	(480)	(17,762)	—
Acquisition of peer-to-peer assets and related acquisition costs	(800)	—	—
Other investing activities	(14)	—	—

Net cash (used in) provided by investing activities	(137,245)	51,760	(38,414)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	4,734	2,621	5,814
Proceeds from issuance of common stock under employee stock purchase plan	2,046	1,291	1,158
Stock repurchase	—	(38,450)	—
Other, net	—	(28)	276

Net cash provided by (used in) financing activities	6,780	(34,566)	7,248

Effect of exchange rate changes on cash	837	243	(129)
Net (decrease) increase in cash and cash equivalents	(70,773)	72,579	3,703
Cash and cash equivalents at beginning of year	98,691	26,112	22,409

Cash and cash equivalents at end of year	$27,918	$98,691	$26,112

Cash paid during the year:
Interest	$—	$—	$1

Income taxes	$8,238	$9,761	$19,806

TTR Common Stock surrendered in exchange for patents	$602	$—	$—

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Acquisitions

          In August 2003, the Company acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space.  The Company paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 will be due on the first anniversary of the closing date for a total purchase price of $880,000.  In addition, the Company has agreed to a maximum payment of $140,000 if certain milestones are achieved by May 28, 2004.  The purchase price was allocated to in-process technology, core technology and employment agreements.  The core technology and employment agreements are being amortized on a straight-line basis over two to six years based on the expected useful lives of the intangible assets.  The in-process technology of $624,000 has been charged to operations during the year ended December 31, 2003.

          In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. (“TTR”) for approximately $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000, which the Company originally purchased in January 2000.  The total purchase price of $5.7 million has been allocated to patents and is being amortized on a straight line basis over seven years.  The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock.  This gain has been included in “Impairment losses on investments, net” in the accompanying consolidated financial statements.

          In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) Ltd. for approximately $17.8 million in cash and additional related acquisition costs.  In addition, the Company is subject to additional contingent consideration up to $8.0 million based on a percentage of the net revenues derived from the Company’s sales of music technology products until December 31, 2004.  In connection with the purchase in November 2002, the Company recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million.  The purchase price was allocated to in-process technology ($6.0 million), existing technology ($0.5 million), existing contracts ($2.6 million), patents ($1.6 million), trademarks ($0.2 million) and goodwill ($6.9 million).  The in-process technology of $6.0 million was charged to operations in 2002  The intangible assets for existing technology, existing contracts, patents and trademarks are being amortized on a straight-line basis over three to five years based on the expected useful lives of the intangible assets.  For the year ended December 31, 2003, the Company recorded additional goodwill of $1.2 million, representing contingent consideration as noted above.

Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, goodwill and other intangible assets, long-lived assets and income taxes.  Actual results could differ from those estimates under different assumptions or conditions.

Cash, Cash Equivalents, and Investments

          The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market funds.  All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments.  Short-term investments consist of government bonds, government agency securities and corporate debt and equity securities.  All marketable securities with maturities over one year or which the Company’s intent is to retain for the long-term are classified as long-term marketable investment securities.

          The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments.  As of December 31, 2003 and 2002, all investment securities were designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income (loss), as a separate component of stockholders’ equity.

          Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities will be reported in other income or expense as incurred.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are also included in other income.

          The following is a summary of available-for-sale securities (in thousands):

	December 31,

	2003	2002

Cash equivalents – money market funds	$17,728	$89,056

Investments:
Corporate bonds	16,153	46,980
United States government bonds and agency securities	198,769	41,522
Equity investments	26,792	23,183

	241,714	111,685

	$259,443	$200,741

	Less than 12 Months		12 Months or Longer		Total

Description of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)

United States government bonds and agency securities	$89,554	$54	$109,215	$199	$198,769	$253
Corporate bonds	6,009	7	10,144	251	16,153	258
Common stock	—	—	26,792	3,284	26,792	3,284

	$95,563	$61	$146,151	$3,734	$241,714	$3,795

          As of December 31, 2003, the Company held $26.8 million of common stock in Digimarc, a public company.  During 2002, when the basis in the Company’s investment in Digimarc was higher than the average daily trading price over the prior six month period, the Company determined that the decline in value was other-than-temporary.  The Company recorded an impairment loss of $1.8 million in 2002 in Digimarc.

          As of December 31, 2003 and 2002, government and corporate bond securities and equity investments totaling $146.2 million and $38.7 million respectively, were classified as long-term marketable investment securities.

          As of December 31, 2003 and 2002, the difference between the fair value and the amortized cost of available-for-sale securities were unrealized gains of $3.8 million and $397,000, respectively.  As of December 31, 2003 and 2002, the unrealized gain, net of taxes, was $2.3 million and $235,000, respectively.  These unrealized gains, net of deferred income taxes, related to short-term and long-term government bonds and investment securities have been recorded as a component of comprehensive income (loss).  As of

December 31, 2003 and 2002, the weighted average portfolio duration and contractual maturity for the bond securities was approximately thirteen months and four months, respectively.

Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years.  Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Software Obtained for Internal use

          The Company accounts for software obtained for internal use in accordance with Statements of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires that certain costs relating to the purchase of internal use software should be capitalized, including costs of software configuration and enhancements.  Approximately $403,000 and $312,000 was capitalized during the years ended December 31, 2003 and 2002.  This has been classified on the consolidated balance sheet as a component of property and equipment.

Patents

          Patent application costs of $2.7 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, are included in patents and other intangibles and, upon the granting of the related patent, are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

	December 31, 2003	December 31, 2002

Patents at cost	$14,952	$7,544
Accumulated amortization	(4,126)	(2,951)

Patents, net	10,826	4,593

Goodwill and Other Intangible Assets

          Goodwill represents the excess of costs over fair value of assets of businesses acquired.  The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

          In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002 and compare such amounts to the respective fair values of each reporting unit.  Additionally, during October 2002, the Company completed its first annual impairment analysis of goodwill.  Based on the results of the transitional and annual impairment analysis, the Company determined that no indicators of impairment existed for its reporting units.  As of December 31, 2002, the Company had four operating units.  Prior to December 2002, the Company had three reporting units.  In December 2002, the Company established the music technology group, which became the fourth reporting unit.

          On July 1, 2003, the Company reorganized into two business units: the Entertainment Technologies Group and the Software Technologies Group.  The Entertainment Technologies Group includes the video technology, PC games and music technology product lines.  The Software Technologies Group includes Enterprise Software Licensing Management and Consumer Software Licensing Management.  As a result of such reorganization, the Company has two reporting units.  In October 2003, the Company completed its 2003 annual impairment analyses of goodwill and determined that no indicators of impairment existed for its two reporting units.

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

          The following table summarizes the effect on the Company’s net income and income per share if SFAS No. 142 had been adopted prior to January 1, 2002.

	Year Ended December 31

	2003	2002	2001

Net income, as reported	$29,696	$12,089	$19,185
Add back:
Amortization of goodwill, net of tax	—	—	4,715

Adjusted net income	$29,696	$12,089	$23,900

Basic net income per share, as reported	$0.61	$0.24	$0.38
Basic net income per share, adjusted	$0.61	$0.24	$0.48
Diluted net income per share, as reported	$0.60	$0.24	$0.37
Diluted net income per share, adjusted	$0.60	$0.24	$0.46
Shares used in computing:
Basic	48,754	50,046	50,216
Diluted	49,518	50,602	51,746

          The following tables summarize the Company’s goodwill and other intangible assets from acquisitions as of December 31, 2003 and 2002 and the estimated amortization expense through the year 2008 (in thousands):

	2003

	Gross Costs	Accumulated Amortization	Net

Amortized intangibles:
Existing technology	$12,474	$(7,792)	$4,682
Non-compete agreements	1,788	(1,788)	—
Existing contracts	4,484	(2,270)	2,214
Patents and trademarks	2,063	(447)	1,616

Total	$20,809	$(12,297)	$8,512

	2002

	Gross Costs	Accumulated Amortization	Net

Amortized intangibles:
Existing technology	$12,186	$(5,917)	$6,269
Non-compete agreements	1,788	(1,788)	—
Existing contracts	4,150	(882)	3,268
Patents and trademarks	1,861	(30)	1,831

Total	$19,985	$(8,617)	$11,368

	January 1, 2003	Additions	Other Changes*	December 31, 2003

Goodwill, net	24,673	1,227	2,730	28,630

          *Amortization ceased effective January 1, 2002 upon the adoption of SFAS 142.  The other changes in the net goodwill balance from January 1, 2003 to December 31, 2003 is due to changes in foreign currency exchange rates.

Year ending	Amortization Expense

2004	$3,083
2005	3,062
2006	1,907
2007	425
2008	35

Total amortization expense	$8,512

Impairment of Long-Lived Assets

          SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not affect the Company’s financial statements.

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

          Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

          Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Other Assets

          The Company has made strategic minority investments in privately held companies and accounts for such investments under the cost method.  These investments are included in “Other Assets” on the balance sheet, and totaled $180,000 and $5.6 million as of December 31, 2003 and 2002, respectively.

Deferred Revenue

          Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Comprehensive Income

          Comprehensive income (loss) includes net income, foreign currency translation gains and losses and other unrealized gains and losses on marketable investment securities that have been excluded from the determination of net income.  The Company has reported the components of comprehensive income (loss) on its consolidated statements of stockholders’ equity.

Revenue Recognition

          The Company’s revenue consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company’s copy protection technology, licenses for the Company’s software products, and related maintenance and services revenues.

          Royalty Revenues

          Royalty revenue from the replication of videocassettes, digital versatile discs (“DVDs”), and compact disks (“CDs”) is recognized when realized or realizable and earned.  The Company relies on royalty reports from third parties as its basis for revenue recognition.  In the Company’s DVD, videocassette, and consumer software copy protection businesses, it has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual.  Accordingly, royalty revenue from these customers is recognized as earned.  Revenue from customers in pay-per-view (“PPV”) and music technology is currently recognized only as reported, due to timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the audio market.  Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned.  In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

          Software Licensing Revenues

          The Company recognizes revenue on its software products in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2.”  The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us remain; the fee is fixed and determinable; and collectibility is probable.  The Company considers all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements.  The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness.  If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

          For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs.  For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence of fair value (“VSOE”) exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  For arrangements containing multiple elements where VSOE does not exist, all revenue is deferred until such time that VSOE is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE exists, maintenance revenue is recognized pro rata over the maintenance contract period.  The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

          When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and (3) the services are not essential to the functionality of the software.  For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method.  Arrangements that do not allow the Company to make reasonably dependable estimates are accounted for using the completed-contracts method.  Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.

          Professional Services Revenues

          The Company provides consulting and training services to its customers.  Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1.  Professional services revenues are included in services revenue in the accompanying consolidated financial statements.

          Maintenance Revenues

          Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers.  Maintenance revenue is deferred and recognized ratably over the maintenance contract period (which is generally one year) and included in services revenue in the accompanying consolidated financial statements.

Cost of Revenues

          License Fees

          The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company’s video copy protection and software copy protection technologies.  The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts.  Such amounts are charged to cost of revenues when incurred.  Cost of revenues – license fees also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software licensing fees and software product support.  Cost of revenues – license fees also includes outside legal costs of $692,000, $1,766,000 and $836,000 in 2003, 2002 and 2001, respectively, associated with litigation to enforce the Company’s patents.  Amortization of patents is also included in cost of revenues – license fees.

          Service Fees

          Cost of revenues – service fees includes the cost of technical support for the Company’s products, which primarily consists of direct costs and related overhead for employees providing technical support and professional services to its customers, as well as any third party consultants who provide such services on the Company’s behalf.

          Amortization of Intangibles from Acquisitions

          Cost of revenues – amortization of intangibles from acquisitions includes amortization of certain intangibles from acquisitions.  This includes amortization from purchased existing technology, existing contracts, and patents and trademarks.

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

Foreign Currency Translation and Transactions

          The functional currency for the Company’s foreign subsidiaries is the applicable local currency.  The translation of foreign currency denominated financial statements into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods.  Adjustments resulting from such translation are included in comprehensive income.  Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented.

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

          The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East.  In 2003, 2002 and 2001, 36.0%, 42.2% and 33.2%, respectively, of the Company’s business was attributed to the licensing of its video copy protection technology through MPAA movie studios.  Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios’ continued success in the production and distribution of movies utilizing the Company’s technology.  The Company also licenses its digital PPV video copy protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries.  The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets.  With the acquisition of Globetrotter Software, Inc. the Company began its business in electronic software license management (“ESLM”) software.  The Company licenses ESLM solutions to software and hardware manufacturers and software asset management solutions to enterprise end-users.  The Company also provides support, maintenance and consulting services.  In addition, 42.2%, 34.2% and 45.2% of the Company’s sales in 2003, 2002 and 2001, respectively, are from export or foreign operations.

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, trade accounts receivable and long-term investments.  The Company places its cash and cash equivalents and marketable securities in deposits and money market funds with various high credit quality institutions.  The carrying value of the Company’s financial instruments approximates fair market value due to the relatively short maturities of those instruments.  For the Company’s investments in public companies (Digimarc), the carrying value is the market price of shares as represented on a national exchange at period end.

          The Company performs ongoing credit evaluations of its customers as necessary.  One customer accounted for 10.2% of net revenues for the year ended December 31, 2003.  One customer accounted for 11.4% of net revenues for the year ended December 31, 2002.  No one customer accounted for more than 10% of net revenue for the year ended December 31, 2001.  At December 31, 2003, the Company did not have any customers that were equal to or greater than or equal to 10% of accounts receivable.  At December 31, 2002, receivables from four separate customers were approximately 11%, 11%, 11% and 12% of accounts receivable, respectively.

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

	December 31,

	2003	2002	2001

	(In thousands)
Basic EPS – weighted average number of common shares outstanding	48,754	50,046	50,216
Effect of dilutive common equivalent shares – stock options outstanding	764	556	1,530

Diluted EPS – weighted average number of common shares and common share equivalents outstanding	49,518	50,602	51,746

          In 2003, 2002 and 2001, the weighted average number of stock options that were not included in the diluted earnings per share calculation because the exercise price was greater than the average market price, were approximately 3,889,000, 3,747,000, and 1,441,000, respectively.  The weighted average exercise price of these options for 2003, 2002, and 2001 was $39.73, $45.33, and $69.74, respectively.

Research and Development

          Expenditures for research and development are expensed as incurred.  Under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established.  The unamortized costs are compared to the net realizable value at each balance sheet date, and to the extent the unamortized costs exceed the net realizable value, they are written off.  The Company had no capitalized costs under this statement as of December 31, 2003.

Stock Based Compensation

          The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FASB”) No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

          If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Year ended December 31,

		2003	2002	2001

Net income, as reported		$29,696	$12,089	$19,185
Add stock-based employee compensation expense included in reported net income, net of tax		1,594	3,456	5,553
Deduct total stock-based employee compensation expenses determined under fair-value-based method for all rewards, net of related tax effects		(25,468)	(22,619)	(25,437)

Net income (loss), pro forma		$5,822	$(7,074)	$(699)

Basic net income (loss) per share	As reported	.61	.24	.38
	Adjusted pro forma	.12	(.14)	(.01)
Diluted net income (loss) per share	As reported	.60	.24	.37
	Adjusted pro forma	.12	(.14)	(.01)

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

          The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

	Year ended December 31,

	2003	2002	2001

Option Plans:
Dividends	None	None	None
Expected term	3.23 years	3.27 years	3.81 years
Risk free interest rate	3.39%	4.79%	6.66%
Volatility rate	75.9%	73.5%	100.4%
ESPP Plan:
Dividends	None	None	None
Expected term	1.33 years	1.25 years	1.25 years
Risk free interest rate	2.76%	3.12%	5.79%
Volatility rate	75.6%	75.3%	77.1%

Valuation of Strategic Investments

          As of December 31, 2003 and 2002, the adjusted cost of the Company’s strategic investments totaled $27.0 million and $28.7 million, respectively.  This included the Company’s investments in public and non-public companies.  Investments in public and non-public companies are classified on the balance sheet as “Long-term marketable investment securities” and “Other assets,” respectively.

          The Company reviews its investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period.  For investments in public companies, the Company compares the basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred.  If the six-month average is less than the current cost basis, the Company records a charge to the statement of income for the difference between the market price at period end and the current cost basis.

          For equity investments in non-public companies for which there is no market where their value is readily determinable, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors.  The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees.  If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, in the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

          Based on these measurements, $4.8 million, $17.2 million and $6.9 million of other-than-temporary impairment losses from investments in non-public companies were recorded during the years ended December 31, 2003, 2002 and 2001, respectively.  In 2003, the $4.8 million loss was partially offset by $395,000 of realized gains from the surrender of our stock in TTR resulting in a net impairment loss of $4.4 million.

Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development, or normal use of an asset.  The Company adopted the statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No.
94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liabilities.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company did not adopt the fair value method of accounting for stock-based compensation and thus is not affected by the provisions of this Statement relating to methods of transition to the fair value method.  The Company has adopted the interim disclosure provisions for its interim financial statements beginning with the period ending March 31, 2003.

          In November 2002, the FASB issued FIN No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN No. 34, which is being superseded.  FIN 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities.  All such guarantees are disclosed in the notes to the financial statements starting with the period ending after December 15, 2002.  Existing guarantees are grandfathered and are not recognized on the balance sheet.  The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after January 1, 2003.  The Company adopted the provisions of this statement effective January 1, 2003 without material effect on its financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 by issuing FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51 (“FIN 46R.”)  FIN 46, as amended by FIN 46R, requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of July 1, 2003.  However, under FIN 46R, the FASB delayed the effective date of this provision until December 31, 2003. The provisions of FIN 46, as amended by FIN 46R, were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.  The Company had no investments in variable interest entities as of December 31, 2003.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity.  It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.)  SFAS No. 150 is effective beginning the third quarter of fiscal 2003.  The Company has adopted this standard without a material effect on its financial position or results of operations.

          In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.”  EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The consensus mandates how to identify whether goods or services or both, which are to be delivered separately in a bundled sales arrangement, should be accounted for separately because they are “separate units of accounting.”  The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or patterns of revenue recognition of individual items accounted for separately.  The Company adopted the provisions of EITF 00-21, effective July 1, 2003, without material effect on its financial position or results of operations.

          In November 2003, the EITF reached a consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-01 addresses disclosure requirements that apply to investments in debt and marketable equity securities that are accounted for under SFAS 115 and to investments by not-for-profit entities accounted for under SFAS 124.  EITF 03-01 requires the disclosure of the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses. The disclosure requirements are effective for the year ended December 31, 2003.  The Company has adopted the disclosure requirements for the year ended December 31, 2003.

          In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  SAB 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition.  The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States, and the incorporation of certain sections of the SEC’s “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers” document.  The adoption of SAB No. 104 has had no material impact on the Company’s financial position or results of operations.

(2) Financial Statement Details

Property and Equipment, Net

          Property and equipment consisted of the following (in thousands):

	December 31,

	2003	2002

Computer equipment and software	$5,072	$3,979
Leasehold improvements	2,334	1,999
Furniture and fixtures	8,566	6,913

	15,972	12,891
Less accumulated depreciation and amortization	9,283	6,785

	$6,689	$6,106

Other Assets

          Other assets consisted of the following (in thousands):

	December 31,

	2003	2002

Minority equity investments	$180	$5,562
Deposits and other assets	728	476

	$908	$6,038

Accrued Expenses

          Accrued expenses consisted of the following (in thousands):

	December 31,

	2003	2002

Accrued compensation	$8,262	$4,678
Customer refund payable	—	1,551
Accrued professional fees	485	803
Income taxes payable	14,166	6,616
Other accrued liabilities	3,023	1,875

	$25,936	$15,523

Interest and Other Income, Net

          Interest and other income, net, consisted of the following (in thousands):

	Year ended December 31,

	2003	2002	2001

Interest income	$3,550	$7,081	$10,590
Interest expense	—	—	(1)
Other income (expense)	302	237	(192)

	$3,852	$7,318	$10,397

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

2003	$1,657	907	417	$2,147
2002	$1,747	621	711	$1,657
2001	$1,145	995	393	$1,747

(3) Restructuring Expense

          During the fourth quarter of 2001 the Company announced a restructuring program and eliminated redundant positions relating to legacy businesses and consolidated certain administrative functions.  All terminated employees were notified of their severance and related benefits at the time the program was announced.  This program resulted in the elimination of 26 redundant positions on a worldwide basis and related to less than 10% of the Company’s employees.  The restructuring charge totaled $2.2 million and consisted principally of severance payments and non-cash compensation expense relating to accelerated vesting of certain stock options.  Expenses relating to the charge are summarized as follows (in thousands):

	Severance	Compensation expense relating to accelerated vesting of certain stock options	Other	Total

Total charge in 2001	$317	$1,764	$133	$2,214
Cash paid	(235)	—	(19)	(254)
Non cash charge	—	(1,764)	—	(1,764)

Balance at December 31, 2001	$82	$—	$114	$196
Cash paid	(82)	—	(114)	(196)

Balance at December 31, 2002 and 2003	$—	$—	$—	$—

(4) Transactions with Related Parties

          In December 1997, the Company made its initial investment in Digimarc (Nasdaq, symbol DMRC), a world leader in digital watermark technology and applications.  The Company made two subsequent investments in June 1999 and October 2000 for a total of $25.3 million.  Digimarc completed an initial public offering in December 1999.  The Company owned approximately 10.1% of the outstanding shares of Digimarc as of December 31, 2003.  The Company has an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address digital-to-digital copying associated with next-generation recordable DVD and digital videocassette recording devices.  In addition, the Company had an exclusive marketing agreement with Digimarc through December 31, 2002, with minimum royalty payments of $2.0 million, which we paid in 2000 and 2001 and included in cost of revenues – license fees.

          In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR, a public company (Nasdaq, symbol TTRE).  In addition, the Company has entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD-recordable drives.  TTR is a provider of proprietary digital anti-piracy technologies and products.  Pursuant to the agreement, TTR reimbursed the Company $1,000,000 of engineering and marketing expenses in 2000.  This amount was included as a reduction in research and development expense in 2000.  In May 2003, the Company acquired patents and other assets of TTR for approximately $5.1 million and the surrender of 1.880,937 shares of TTR common stock, with a fair value of $602,000 (See Note 1).

          During the year ended December 31, 2001, the Company recorded $1.8 million of revenue from iVAST and $900,000 from RioPort from the sale of software, maintenance and royalties.  The Company invested $5.0 million and $3.5 million in iVAST, Inc. and RioPort, Inc., respectively, in 2001.

          The Company leased certain of its premises in San Jose, California from a related party.  Rent paid to such related party amounted to $245,000, and $635,000 for the years ended December 31, 2002 and 2001, respectively.  As of December 31, 2002, this lease agreement was terminated.

(5) Stockholders’ Equity

Stock Option and Purchase Plans

          In December 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Equity Incentive Plan”), which serves as the successor to the Company’s 1988 Stock Option Plan (the “1988 Plan”).  Pursuant to the 1996 Equity Incentive Plan, the Company’s Board of Directors reserved 5,088,888 shares of common stock for issuance.  In May 1998, an additional 1,600,000 shares were reserved by approval of the Board of Directors and stockholders.  The 1996 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company.  The 1996 Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price.  Options granted under the 1996 Equity Incentive Plan will have a maximum term of ten years and generally vest over three years at the rate of 1/6, 1/3 and 1/2, respectively.

          In December 1996, the Company’s Board of Directors adopted the 1996 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 560,000 shares of common stock for issuance thereunder.  The Purchase Plan was effective upon the Company’s initial public offering in March 1997.  The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions of between 1% and 20% of the employee’s compensation, at a price equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or on the last day of the purchase period.  The Company’s stockholders approved the Purchase Plan in February 1997.  In June 2002, an additional 250,000 shares of common stock were reserved for issuance under the Purchase Plan.  In April 2003, an additional 1,500,000 shares of common stock were reserved for issuance under the Purchase Plan.

          In August 2000, the Company adopted the 2000 Equity Incentive Plan, which serves as the successor to the Company’s 1996 Equity Incentive Plan.  The total number of shares of Macrovision common stock for which options and other stock awards may be granted under the 2000 Equity Incentive Plan was increased from 4,500,000 to 6,300,000 in June 2002, and the maximum number of stock options that the Company may grant to any individual in any calendar year is 500,000, in each case subject to adjustment as described below.  The shares available for issuance under the 2000 Equity Incentive Plan may be authorized but unissued shares of common stock or shares of common stock that the Company reacquires.  If any options expire or are forfeited or canceled, the shares are added back to the total number of shares available for issuance under the 2000 Equity Incentive Plan.  In January 2003, the 2000 Equity Incentive Plan was amended such that all options granted after January 2003 have a maximum term of five years and vest over three years.  In April 2003, an additional 4,000,000 shares of common stock were reserved for issuance under the 2000 Equity Incentive Plan.

          In December 1996, the Company’s Board of Directors adopted the 1996 Directors Stock Option Plan (the “Directors Plan”) and reserved 240,000 shares of common stock for issuance thereunder.  In June 2000, the Board of Directors increased the number of shares of common stock reserved for issuance under the Directors Plan by 126,000 shares.  In June 2002, an additional 200,000 shares were reserved for issuance under the Directors Plan.  The Company’s stockholders approved the Directors Plan in February 1997 and approved the share increases in August 2000 and June 2002.  The Directors Plan provides each eligible director an initial grant of a nonqualified option to purchase 40,000 shares (increased from 20,000 shares prior to 1999) of common stock on the date the eligible director first becomes a director, with each initial option granted after 1999 vesting in monthly increments over a three-year period.  The Directors Plan provides for additional annual grants of nonqualified options to each eligible director to purchase 15,000 shares of common stock on each anniversary of the date such person became a director, with monthly vesting over one year.  In January 2003, the Directors Plan was amended such that all options granted after January 2003 have a maximum term of five years and vest over three years.  In April 2003, an additional 275,000 shares of common stock were reserved for issuance under the Directors Plan.

          The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans.  Accordingly, compensation cost has been recognized in the accompanying consolidated financial statements for its plans when the exercise price of each option was less than the fair value of the underlying common stock as of the grant date for each stock option.  With respect to the options assumed in connection with the acquisition of Globetrotter, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options.  This amount is being amortized over the vesting period of the individual options, generally four years.  Amortization expenses recognized in 2003, 2002 and 2001 relating to the Globetrotter acquisition totaled $2.7 million, $6.3 million and $9.6 million, respectively.

Activity under the Company’s option plans is as follows:

	Number of shares	Weighted-average exercise price

Outstanding as of December 31, 2000	3,826,090	23.27
Granted	2,091,505	45.59
Canceled	(299,308)	47.18
Exercised	(943,882)	6.20

Outstanding as of December 31, 2001	4,674,405	43.71
Granted	2,354,625	21.31
Canceled	(377,467)	38.98
Exercised	(516,260)	5.24

Outstanding as of December 31, 2002	6,135,303	32.24
Granted	2,028,917	15.61
Canceled	(1,690,723)	52.47
Exercised	(458,346)	10.27

Outstanding as of December 31, 2003	6,015,151	22.62

	December 31,

	2003	2002	2001

Options exercisable at end of year	2,666,020	2,283,744	1,117,695
Weighted average fair value of options granted during the period	$8.17	$11.24	$32.18

          The following table summarizes information about stock options outstanding as of December 31, 2003:

	Outstanding			Exercisable

Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price

$ 0.675 - $12.910	1,869,803	4.81	$10.67	840,458	$9.10
$13.100 - $25.300	1,784,898	6.69	$17.93	344,559	$16.83
$26.300 - $63.600	2,101,523	7.79	$30.86	1,236,044	$33.06
$64.320 - $102.313	258,927	6.94	$74.52	244,959	$75.05

	6,015,151	6.50	$22.62	2,666,020	$27.27

Stock Repurchase Program

          In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company’s common stock.  Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company’s Board of Directors.  The Company’s repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders’ equity.  As of December 31, 2003 and 2002, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million.  As of December 31, 2003, 2.0 million shares remained authorized for repurchase.

Offer to Exchange Outstanding Stock Options to Purchase Common Stock

          On May 27, 2003, the Company’s stockholders approved a program to permit the exchange of stock options issued under the 2000 Equity Plan and the 1996 Equity Incentive Plan having an exercise price greater than $28.00 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options (the “Option Exchange Program”).

          On August 20, 2003, the Company implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission.  The Option Exchange Program was offered from August 20, 2003 to September 19, 2003.  On September 19, 2003, pursuant to the Option Exchange Program, the Company accepted for cancellation, options to purchase 969,215 shares of common stock.  Eligible employees, subject to their continued employment with the Company on the grant date of the new options (anticipated to be March 22, 2004), will receive new options to purchase approximately 337,211 shares of common stock in exchange for such cancelled options.  Key executive officers and directors of the Company are not eligible to participate in the Option Exchange Program.

          The Company designed the Option Exchange Program so that the Company will not need to record compensation expense from the issuance of new stock options under current generally accepted accounting principles in the United States.

(6)      Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Domestic income	$22,772	$9,696	$23,370
Foreign income	26,722	12,220	9,789

Income before provision for income taxes	$49,494	$21,916	$33,159

Income tax expense for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	December 31,

	2003	2002	2001

Current:
Federal	$17,089	$13,607	$6,183
State	2,570	1,432	1,200
Foreign	2,674	1,289	1,763

Total current	22,333	16,328	9,146

Deferred:
Federal	(3,056)	(6,295)	(1,936)
State	(1,359)	(1,030)	(577)

Total deferred tax benefit	(4,415)	(7,325)	(2,513)

Charges in lieu of income taxes associated with the exercise of stock options	1,880	824	7,341

Total tax expense	$19,798	$9,827	$13,974

          Income tax expense for the years ended December 31, 2003, 2002, and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,

	2003	2002	2001

Federal tax statutory rate	$17,323	$7,670	$11,606
State taxes	1,017	160	976
Income tax credits	(78)	(286)	(258)
Foreign tax differential	1,710	2,305	917
Exempt interest	(888)	(849)	(306)
Deferred stock compensation	676	804	—
Change in valuation allowance	—	—	1,440
Others	38	23	(401)

Total tax expense	$19,798	$9,827	$13,974

          The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accruals, reserves and others	$1,531	$523
Allowance for doubtful accounts	819	571
Property and equipment	—	364
Deferred revenue	3,346	1,358
Intangible assets	7,680	7,821
State taxes	919	332
Impairment losses on investments	9,987	9,442
Capital loss carryforward	1,355	—
Net operating loss carryforwards	1,542	1,544

Gross deferred tax assets	27,179	21,955
Valuation allowance	(1,440)	(1,440)

Total deferred tax assets	25,739	20,515
Deferred tax liabilities:
Patents	(1,900)	(1,670)
Property and equipment	(587)	—
Sec. 481 adjustment	(14)	(21)
Unrealized gains	(1,518)	(158)

Total deferred tax liabilities	(4,019)	(1,849)

Net deferred tax assets	$21,720	$18,666

          There was no change in the total valuation allowance for the year ended December 31, 2003 or 2002.  Net deferred tax assets as of December 31, 2003 include a deferred tax liability of approximately $1.5 million of net unrealized capital gains, which primarily relates to the Company’s investment in Digimarc.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

          Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2003.

          Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. indefinitely.  Undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided aggregate approximately $29.5 million at December 31, 2003.  The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $7.1 million.

(7)     Commitments

Leases

          The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements.  Future minimum lease payments pursuant to these leases as of December 31, 2003 were as follows (in thousands):

Operating Leases

2004	$2,102
2005	3,895
2006	3,855
2007	3,963
2008	4,013
2009 and thereafter	17,888

Total	$35,734

          Rent expense was $3,804,000 and $3,720,000, and $1,488,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Benefit Plans

          The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their compensation, which contribution was limited to $13,000 in 2003.  Employee contributions and earnings thereon vest immediately.  The Company is not required to contribute to the 401(k) plan, but has made voluntary contributions.  The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee’s contribution, up to a maximum annual matching contribution of $2,600, $2,200 and $2,100 in 2003, 2002, and 2001 respectively.  For employees over 50 years of age, the contribution limit was $16,000 in 2003 and the Company’s maximum annual matching contribution was $3,200.  Matching contributions aggregated $266,000, $157,000 and $204,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and are fully vested after three years of service.

Software Indemnification

          The Company sells software licenses and services to its customers under contracts.  Each contract contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party.

(8)     Segment and Geographic Information

          The Company has two reportable segments: the Entertainment Technologies Group and the Software Technologies Group.  The Entertainment Technologies Group develops and licenses copy protection and rights management for videos, music CDs and PC games.  The Software Technologies Group provides electronic license management software to hardware and software manufacturers and enterprise end-users.

          On June 17, 2003, the Company announced its reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group.  The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development.  The Entertainment Technologies Group reflects the merger of the video technology and music technology product lines, along with the SafeDisc portion of our consumer software group.  The SafeDisc product line has been renamed PC games technology.  The Software Technologies Group reflects the merger of the Enterprise Software Licensing Management product line and the SafeCast product line that was also a part of our consumer software group.  SafeCast has been renamed Consumer Software Licensing Management.  The Company continues to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and PC Games) and the Software Technologies Group (Enterprise Software Licensing Management and Consumer Software Licensing Management).  Revenues and segment income have been reclassified for prior periods to conform to the current period presentation.

          The Company identifies segments based principally upon the type of products sold.  The accounting policies of these reportable segments are the same as those described for the consolidated entity.  The Company evaluates the performance of its reportable segments based on revenue and operating income.  The Company does not include any amortization of intangibles from acquisitions, amortization of deferred stock compensation, in-process research and development, restructuring expenses, impairment losses on investments, net and interest and other income, net.  In addition, as the Company’s assets are primarily located in its corporate office in the United States, and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics.  Therefore, segment information is presented only for revenue and operating income.

          The following segment reporting information of the Company is provided (in thousands):

Revenue by Significant Product Group:

	Year ended December 31,

	2003	2002	2001

Entertainment Technologies Group:
Video Technology
DVD	$63,435	$45,987	$37,610
Videocassette	5,920	7,611	11,509
Pay-Per-View	11,913	10,971	13,207
PC Games Technology	5,396	7,671	9,259
Music Technology	4,630	400	—
Other	86	257	782

Total Entertainment Technologies Group	91,380	72,897	72,367
Software Technologies Group
Enterprise Licensing	33,746	26,894	25,643
Consumer Licensing	3,220	2,471	803

Total Software Technologies Group	36,966	29,365	26,446

Total	$128,346	$102,262	$98,813

Income before income taxes:

	Year ended December 31,

	2003	2002	2001

Entertainment Technologies Group	$64,077	$54,130	$56,940
Software Technologies Group	12,939	8,282	8,155
Other	(1,022)	(764)	447

Segment income	75,994	61,648	65,542
General and administrative	19,385	15,035	13,245
Amortization of intangibles from acquisitions	3,319	2,544	10,870
Amortization of deferred stock-based compensation	2,656	6,261	9,591
In-process research and development	624	6,000	—
Restructuring expenses	—	—	2,214
Impairment losses on investments, net	4,368	17,210	6,860
Interest and other income, net	3,852	7,318	10,397

Income before income taxes	$49,494	$21,916	$33,159

Through its acquisitions, the Company acquired goodwill of $6.9 million in 2002 and $4.8 million in 1999 in the Entertainment Technologies Group.  During 2003, the Company recorded additional goodwill of $1.2 million in the Entertainment Technologies Group, representing contingent consideration payments as discussed in Note 1.  The Company acquired goodwill of $22.2 million in 2000 in the Software Technologies Group.  There have been no write-offs or write-downs of goodwill in any of these segments.

Information on Revenue by Geographic Areas:

	Year ended December 31,

	2003	2002	2001

United States	$74,143	$67,326	$54,169
International	54,203	34,936	44,645

Total Revenue	$128,346	$102,262	$98,813

          Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

Information on Long Lived Assets by Geographic Areas:

	December 31, 2003	December 31, 2002

United States
Property and Equipment, net	$4,842	$4,878
Patents, net	4,928	4,593
Goodwill, net	2,979	2,980
Intangibles from Acquisitions, net	4,098	5,764

Total United States	16,847	18,215
International
Property and Equipment, net	1,847	1,228
Patents, net	5,898	—
Goodwill, net	25,651	21,693
Intangibles from Acquisitions, net	4,414	5,604

Total International	37,810	28,525

Total Long Lived Assets	$54,657	$46,740

(9) Contingencies

          The Company is involved in legal proceedings related to some of its intellectual property rights.

Globetrotter v. Rainbow Technologies, Elan & Ken Greer

          In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices.  In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation.  On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer.  Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel.  Rainbow Technologies and Ken Greer are seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits.  On August 31, 2000, the Company acquired Globetrotter.

          In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al.  In 2002, the Company filed a series of summary judgment motions to dismiss some of the counterclaims from Rainbow et al.  The Federal District Court granted all of the Company’s motions for summary judgment in full and dismissed all of the claims against Globetrotter and Matt Christiano.

          On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel.  In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow.  On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims.  On March 5, 2003, the Company entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us.  On March 31, 2003, Ken Greer and Elan filed an appeal brief to appeal the summary judgment of its counterclaims.  In the brief, Elan indicated it was abandoning its appeal of the summary judgment order.  This leaves only Ken Greer’s appeal and the Company’s cross-appeal.  The Company filed an appeal brief on May 12, 2003.  Both parties subsequently filed reply briefs in July 2003.  An oral hearing took place in front of the court on December 3, 2003.  The Company expects a decision in the second quarter of 2004.

          If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Macrovision Corporation v. ViTec Audio and Video GmbH

          The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device.  ViTec filed a reply brief arguing that its product does not infringe the Company’s patents.  The case was heard in the District Court of Dusseldorf, Germany.  The District Court of Dusseldorf ruled adversely against the Company.  The Company appealed the District Court’s ruling in July 2000 to the Court of Appeal in Dusseldorf.  A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses.  The Court selected Professor Dr. Ing. M. Plantholt as its expert witness.  On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003.  The Company is reviewing the opinion and is considering its options.  A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court.  The new date for the hearing will be rescheduled in late 2004.  In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm the Company’s business in Germany.  In addition, the Company may be obligated to pay some of ViTec’s attorney fees estimated to be $25,000.

Yield Dynamics, Inc. v. Macrovision Corporation and Globetrotter Software, Inc.

          On October 17, 2002, Yield Dynamics, Inc. filed a federal court action in the Northern District of California against the Company and Globetrotter Software, Inc.  Yield Dynamics alleged that it created a software interface to allow its Genesis software product to work with our FLEXlm software and that we distributed this code without Yield Dynamics’ permission.  Yield Dynamics asserted claims of copyright infringement, trade secret misappropriation, common law unfair competition, and unfair competition under California’s Business and Professions Code.  The parties agreed to settle the matter and on October 21, 2003, the parties filed with the court a joint stipulated request for the dismissal of the above action with prejudice.  The court entered the dismissal with prejudice on November 26, 2003.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

          The Company received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between its U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation.  On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents from InterTrust.  The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with the Company’s existing copy protection business.

          An interference is declared by the USPTO when two or more parties claim the same patentable invention.  An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent.  The ‘281 patent and its continuation applications have a priority filing date of February 1, 1995.  The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995.  Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first.  This proceeding is still in its initial stages, and is anticipated to take at least a year.

Macrovision vs. 321 Studios LLC

          On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes the Company’s patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998.  The Company is currently seeking a preliminary injunction to bar 321 Studios from selling and marketing its products.  On February 13, 2004, 321 Studios filed responsive pleadings and counterclaims for declaratory relief challenging the validity and enforceability of the Company’s patents and the applicability of the DMCA.

From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business.  In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operation or cash flow.

          As of December 31, 2003, it was not possible to estimate the liability, if any, in connection with these matters.  Accordingly, no accruals for these contingencies have been recorded.