Form 10-Q
period 2004-03-31
MACROVISION CORP
filed 2004-05-07
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

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
         Yes    X    No
              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of April 30, 2004
Common stock, $0.001 par value                               49,305,820

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2004
              and December 31, 2003.                                          1

          Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 2004 and 2003.             2

          Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2004 and 2003.             3

          Notes to Condensed Consolidated Financial Statements.               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         26

Item 4.   Controls and Procedures                                            27

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  28

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
          Equity Securities                                                  30

Item 3.   Defaults Upon Senior Securities                                    30

Item 4.   Submission of Matters to a Vote of Security Holders                30

Item 5.   Other Information                                                  30

Item 6.   Exhibits and Reports on Form 8-K                                   30

          Signatures                                                         31


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            2004                     2003
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     62,987             $    27,918
   Short-term investments                                                      112,642                  95,563
   Accounts receivable, net of allowance for doubtful accounts of
     $2,491 and $2,147, respectively                                            32,934                  30,169
   Income taxes receivable                                                       4,029                   3,410
   Deferred tax assets                                                           6,613                   6,599
   Prepaid expenses and other current assets                                     5,604                   5,070
                                                                     --------------------     -------------------
          Total current assets                                                 224,809                 168,729

Long-term marketable investment securities                                     104,116                 146,151
Property and equipment, net                                                      6,876                   6,689
Patents, net                                                                    10,931                  10,826
Goodwill                                                                        29,611                  28,630
Other intangibles from acquisitions, net                                         7,872                   8,512
Deferred tax assets                                                             15,952                  15,121
Other assets                                                                       738                     908
                                                                     --------------------     -------------------
                                                                          $    400,905             $   385,566
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      4,954             $     4,457
   Deferred revenue                                                             12,148                  10,333
   Other current liabilities                                                    24,693                  25,936
                                                                     --------------------     -------------------
          Total current liabilities                                             41,795                  40,726

Other non current liabilities                                                      953                     874
                                                                     --------------------     -------------------

          Total liabilities                                                     42,748                  41,600

Stockholders' equity:
   Common stock                                                                     52                      52
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  295,482                 292,507
   Deferred stock-based compensation                                                --                    (185)
   Accumulated other comprehensive income                                        8,291                   8,028
   Retained earnings                                                            92,782                  82,014
                                                                     --------------------     -------------------
          Total stockholders' equity                                           358,157                 343,966
                                                                     --------------------     -------------------
                                                                          $    400,905             $   385,566
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


                             MACROVISION CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             ------------------------------------
                                                                   2004               2003
                                                             -----------------  -----------------
Revenues:
   Licenses                                                        $  34,823          $  25,242
   Services                                                            3,159              2,810
                                                             -----------------  -----------------
        Total revenues                                                37,982             28,052
Cost of revenues:
   License fees                                                        1,584                939
   Service fees                                                          721                543
   Amortization of intangibles from acquisitions                         779                856
                                                             -----------------  -----------------
        Total cost of revenues                                         3,084              2,338
                                                             -----------------  -----------------
Gross profit                                                          34,898             25,714
Operating expenses:
   Research and development                                            5,587              3,743
   Selling and marketing                                               8,556              6,404
   General and administrative                                          5,513              4,324
   Amortization of deferred stock-based compensation*                    185                768
                                                             -----------------  -----------------
        Total operating expenses                                      19,841             15,239
                                                             -----------------  -----------------
              Operating income                                        15,057             10,475
   Impairment losses on investments                                     (180)                --
   Gains on strategic investments                                      1,220                 --
   Interest and other income, net                                        728              1,100
                                                             -----------------  -----------------
        Income before income taxes                                    16,825             11,575
   Income taxes                                                        6,057              4,630
                                                             -----------------  -----------------
        Net income                                                 $  10,768          $   6,945
                                                             =================  =================

Basic net earnings per share                                       $    0.22          $    0.14
                                                             =================  =================
  Shares used in computing basic net earnings per share               49,244             48,514
                                                             =================  =================

Diluted net earnings per share                                     $    0.21          $    0.14
                                                             =================  =================
  Shares used in computing diluted net earnings per share             50,210             48,722
                                                             =================  =================

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

                                                             ------------------------------------
                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             ------------------------------------
                                                                   2004               2003
                                                             -----------------  -----------------

   Cost of revenues                                                $      27          $      80
   Research and development                                               53                138
   Selling and marketing                                                  36                347
   General and administrative                                             69                203
                                                             -----------------  -----------------
                                                                   $     185          $     768
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



                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                  ----------------------------------------------
                                                                           2004                     2003
                                                                  ----------------------    --------------------
Cash flows from operating activities:
Net income                                                              $    10,768               $     6,945
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            1,066                       725
     Amortization of goodwill and other intangibles from
       acquisitions                                                             779                       856
     Amortization of deferred stock-based compensation                          185                       768
     Tax benefit from stock options exercises                                   618                       112
     Impairment losses on investments                                           180                        --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                              (2,665)                    3,785
       Deferred revenue                                                       1,795                     1,328
       Other assets                                                          (1,134)                      235
       Other liabilities                                                       (192)                    2,751
                                                                  ----------------------    --------------------
          Net cash provided by operating activities                          11,400                    17,505

Cash flows from investing activities:
     Purchases of long and short-term investments                          (132,401)                 (104,231)
     Sales or maturities of long and short-term investments                 155,431                    61,385
     Acquisition of property and equipment                                     (806)                     (538)
     Payments for patents                                                      (318)                     (234)
     Contingent consideration for Midbar acquisition                           (723)                       --
     Other investing activities                                                  --                      (314)
                                                                  ----------------------    --------------------
       Net cash provided by (used in) investing activities                   21,183                   (43,932)

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                   2,357                     1,169
                                                                  ----------------------    --------------------
     Net cash provided by financing activities                                2,357                     1,169
Effect of exchange rate changes on cash and cash equivalents                    129                       192
                                                                  ----------------------    --------------------
Net increase (decrease) in cash and cash equivalents                         35,069                   (25,066)
Cash and cash equivalents at beginning of period                             27,918                    98,691
                                                                  ----------------------    --------------------
Cash and cash equivalents at end of period                              $    62,987               $    73,625
                                                                  ======================    ====================


                 See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2004 or any other future interim period.


NOTE 2 - REVENUE RECOGNITION

     The Company's revenue consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's copy protection technology, licenses for the Company's software products, and related maintenance and services revenues.

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. The Company relies on royalty reports from third parties as its basis for revenue recognition. In the Company's DVD, videocassette, and PC games product lines, it has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. Revenue from customers in pay-per-view ("PPV") and music technology is currently recognized only as reported, due to timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

     TECHNOLOGY LICENSING REVENUES

     Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers, digital PPV, cable and satellite system operators, and set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed or determinable license fee is considered probable.

     SOFTWARE LICENSING REVENUES

     The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed and determinable; and collectibility is probable. The Company considers all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that
(1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and
(3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.

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

     MAINTENANCE REVENUES

     Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.


NOTE 3 - EQUITY BASED COMPENSATION

     The Company accounts for employee stock-based compensation arrangements using the intrinsic value method. If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -----------------------------
                                                                                    2004            2003
                                                                                -------------   -------------
Net income, as reported                                                         $   10,768      $    6,945
Add: stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                                                         118             461
Deduct: total stock-based employee compensation
   expenses determined under fair-value-based
   method for all rewards, net of related tax
   effects                                                                          (3,274)         (7,814)
                                                                                -------------   -------------
Net income (loss), pro forma                                                    $    7,612      $     (408)
                                                                                =============   =============


Basic net earnings (loss) per share                  As reported                $     0.22      $     0.14
                                                     Adjusted pro forma         $     0.15      $    (0.01)

Diluted net earnings (loss) per share                As reported                $     0.21      $     0.14
                                                     Adjusted pro forma         $     0.15      $    (0.01)

     Options vest over several years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 for the year ending December 31, 2004, in future years or in any future interim period.

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                      --------------------------------
                                           2004             2003
                                      ---------------  ---------------
     OPTION PLANS:
     Dividends                              None             None
     Expected term                       2.6 years        3.3 years
     Risk free interest rate                1.7%             3.8%
     Volatility rate                       73.5%            77.3%

     ESPP PLAN:
     Dividends                              None             None
     Expected term                       1.6 years        1.4 years
     Risk free interest rate                2.2%             2.8%
     Volatility rate                       74.1%            75.9%

     The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 were $8.51 and $12.23, respectively. The weighted average fair value of an ESPP purchase share right granted during the three months ended March 31, 2004 and 2003 were $7.86 and $8.02, respectively.


NOTE 4 - STRATEGIC INVESTMENTS

     As of March 31, 2004 and December 31, 2003, the adjusted cost of the Company's strategic investments totaled $24.9 million and $27.0 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

     As of March 31, 2004, the adjusted cost of the Company's strategic investments consisted of its investment in Digimarc, a publicly traded company. In addition, the Company, holds investments in a number of other privately held companies, which have no carrying value as of March 31, 2004.

     During the quarter ended March 31, 2004, one of the Company's non-public strategic investments was acquired by a third party. The Company received $1.2 million in cash for its interest in this investment. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the quarter ended March 31, 2004, the Company recorded a gain on strategic investments of $1.2 million.

     In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 of other-than-temporary impairment losses relating to its investment in iVast during the quarter ended March 31, 2004. As of March 31, 2004, the Company's investment in iVast had no remaining carrying value.

     During the three months ended March 31, 2003, there were no charges for other-than-temporary impairment losses.

NOTE 5 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period except for periods of operating loss for which no potential common shares are included because their effect would be anti-dilutive. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2004              2003
                                              --------------    -------------

Basic EPS - weighted average number of
   common shares outstanding                         49,244           48,514
Effect of dilutive potential common shares
   - stock options outstanding                          966              208
                                              --------------    -------------
Diluted EPS - weighted average number of
   common shares and potential common
   shares outstanding                                50,210           48,722
                                              ==============    =============

Anti-dilutive shares excluded                         2,501            4,878
                                              ==============    =============

Weighted average exercise price of
   anti-dilutive shares                              $34.76           $38.07
                                              ==============    =============

     The anti-dilutive shares excluded from the diluted EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51," (FIN 46R). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company had no investments in variable interest entities as of March 31, 2004.

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document. The adoption of SAB No. 104 has had no material impact on the Company's financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 123 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company adopted SFAS No. 132 (revised 2003) effective January 1, 2004 without material effect on its financial position or results of operations.

     In March 2004, the SEC issued SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments." SAB No. 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The effective date for SAB No. 105 is March 31, 2004. The adoption of SAB No. 105 is not expected to have a material impact on the Company's financial position or results of operations.


NOTE 7 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               --------------------------------
                                                   2004              2003
                                               --------------    --------------

Net income                                       $   10,768        $    6,945
Other comprehensive income (loss):
   Unrealized (losses) gains on investments          (1,081)              536
   Foreign currency translation adjustments           1,344              (293)
                                               --------------    --------------
Comprehensive income                             $   11,031        $    7,188
                                               ==============    ==============

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

     Segment income is based on segment revenue less the respective segment's cost of revenues (excluding amortization of intangibles from acquisitions), selling and marketing expenses and research and development expenses. The following segment reporting information of the Company is provided (in thousands):

REVENUES:
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               ---------------------------------
                                                    2004              2003
                                               ---------------   ---------------

Entertainment Technologies Group:
    Video Technology
     DVD                                        $      17,530     $      13,929
     Videocassette                                        958             1,737
     Pay-Per-View                                       4,087             2,958
    PC Games Technology                                   892             1,115
    Music Technology                                    1,174               762
    Other                                                  18                 8
                                               ---------------   ---------------
Total Entertainment Technologies Group                 24,659            20,509
Software Technologies Group                            13,323             7,543
                                               ---------------   ---------------
                                                $      37,982     $      28,052
                                               ===============   ===============

INCOME BEFORE INCOME TAXES:
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                               ---------------------------------
                                                    2004              2003
                                               ---------------   ---------------

Entertainment Technologies Group                $      16,119     $      14,609
Software Technologies Group                             5,913             1,982
Other                                                    (498)             (168)
                                               ---------------   ---------------
  Segment income                                       21,534            16,423
General and administrative                             (5,513)           (4,324)
Amortization of intangibles from acquisitions            (779)             (856)
Amortization of deferred stock-based
   compensation                                          (185)             (768)
Impairment losses on investments                         (180)               --
Gains on strategic investments, net                     1,220                --
Interest and other income, net                            728             1,100
                                               ---------------   ---------------
                                                $      16,825     $     11,575
                                               ===============   ===============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:
                                                      THREE MONTHSENDED
                                                           MARCH 3,
                                               ---------------------------------
                                                    2004              2003
                                               ---------------   ---------------

United States                                   $      21,268     $      16,836
International                                          16,714            11,216
                                               ---------------   ---------------
                                                $      37,982     $      28,052
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

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer were seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, the Company acquired Globetrotter.

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

     On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, the Company entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and the Company. On March 31, 2003, Ken Greer and Elan filed an appeal brief relating to the summary judgment of their counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. The Company filed an appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. Oral arguments took place on December 3, 2003. On March 23, 2004, the Court of Appeal of the Federal Circuit ruled in favor of the Company by finding that the Northern California District Court was correct in dismissing the counterclaims against the Company and Globetrotter and the District Court was incorrect in dismissing the patent infringement against Ken Greer and Elan. The patent infringement claim was remanded back to the District Court for adjudication. For the counterclaims, Ken Greer and Elan may seek review by the United States Supreme Court.

     If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against the Company, which could have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003. The Company is reviewing the opinion and is considering its options. A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court. The new date for the hearing will be in late 2004. In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm the Company's business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be $25,000.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

     The Company received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between its U.S. Patent No. 5,845,281 (the "`281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents from InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with the Company's existing copy protection business.

     An interference is declared by the USPTO when two or more parties claim the same patentable invention. An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995. Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first. This proceeding is still in its initial stages, and is anticipated to take at least a year.

MACROVISION VS. 321 STUDIOS LLC

     On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, alleging that 321 Studios' software products infringe the Company's patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). The Company is currently seeking a preliminary injunction to bar 321 Studios from selling and marketing its products. On February 13, 2004, 321 Studios filed responsive pleadings and counterclaims for declaratory relief challenging the validity and enforceability of the Company's patents and the applicability of the DMCA. On March 26, 2004, the court heard the Company's motion for preliminary injunction, and the court's decision on the motion is pending.

     As of March 31, 2004, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

OVERVIEW

     Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses copy protection, electronic licensing and rights management technologies. Our customers include major Hollywood studios, independent video producers, hardware and software vendors, music labels, consumer electronic, PC and digital set-top box manufacturers and digital pay-per-view (PPV) and video-on-demand (VOD) network operators. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

     Our video copy protection technology is used to copy protect DVDs, videocassettes, digital set-top box and hard drive recorder platforms. Our SafeDisc product is used to copy protect CD-ROMs for software publishers primarily in the PC games software market. Our music technology products are used to copy protect music CDs. Our software products provide license management solutions for software vendors and software asset management tools for business.

     On June 17, 2003, we announced our reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development. The Entertainment Technologies Group reflects the merger of the video technology and music technology product lines, along with the SafeDisc portion of our consumer software group. The SafeDisc product line has been renamed PC games technology. The Software Technologies Group reflects the merger of the Enterprise Software Licensing Management product line and the SafeCast product line that was also a part of our consumer software group. We continue to report separate revenue results for various product lines under the Entertainment Technologies Group (DVD, Videocassettes, PPV, Music and PC Games) and revenue under the Software Technologies Group. Revenues have been reclassified for prior periods to conform to the current period presentation.

     The following table provides net revenue information by product line (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                              -----------------------------------
                                                   2004               2003             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------
Entertainment Technologies Group:
    Video Technology
     DVD                                        $    17,530         $   13,929         $  3,601               25.9%
     Videocassette                                      958              1,737             (779)             (44.8)
     Pay-Per-View                                     4,087              2,958            1,129               38.2
    PC Games Technology                                 892              1,115             (223)             (20.0)
    Music Technology                                  1,174                762              412               54.1
    Other                                                18                  8               10              125.0
                                              ---------------    ----------------    --------------
Total Entertainment Technologies Group               24,659             20,509            4,150               20.2
Software Technologies Group                          13,323              7,543            5,780               76.6
                                              ---------------    ----------------    --------------
                                                $    37,982         $   28,052         $  9,930               35.4
                                              ===============    ================    ==============

     The following table provides percentage of net revenue information by product line:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                         --------------------------------------
                                               2004                 2003
                                         -----------------     ----------------
Entertainment Technologies Group:
    Video Technology
     DVD                                       46.2%                 49.7%
     Videocassette                              2.5                   6.2
     Pay-Per-View                              10.8                  10.5
    PC Games Technology                         2.3                   4.0
    Music Technology                            3.1                   2.7
    Other                                        --                    --
                                         -----------------     ----------------
Total Entertainment Technologies Group         64.9                  73.1
Software Technologies Group                    35.1                  26.9
                                         -----------------     ----------------
                                              100.0%                100.0%
                                         =================     ================

ENTERTAINMENT TECHNOLOGIES GROUP

     VIDEO TECHNOLOGY

     Our customers include the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Royalties from MPAA studios represented 31.5% and 38.3% of our net revenues in the quarters ended March 31, 2004 and 2003, respectively.

     DVD COPY PROTECTION. Our customers for DVD copy protection have included member companies of the MPAA and special interest rights owners. Our customers pay per unit royalties for DVD copy protection. Additionally, we receive license fees from DVD hardware manufacturers. DVD copy protection revenue represented 46.2% and 49.7% of our net revenues in the quarters ended March 31, 2004 and 2003, respectively. The increase in DVD copy protection revenue is due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution. In addition, during the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. We were not able to record this revenue in the fourth quarter of 2003 due to delays in payment of amounts resulting from a prolonged contract negotiation. We expect our future DVD copy protection revenue to continue to be a significant part of our net revenues as a result of continued growth in DVD sales, partially offset by anticipated future declines in our DVD copy protection average unit royalties and/or usage rates.

     VIDEOCASSETTE COPY PROTECTION. The trend of MPAA studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued. Videocassette copy protection revenues represented 2.5% and 6.2% of our net revenues in the quarters ended March 31, 2004 and 2003, respectively. We believe videocassette copy protection revenues will continue to decline as a percentage of our revenues and in absolute terms, as the studios continue to reduce their usage and the per unit royalties they are willing to pay for videocassette copy protection.

     PPV COPY PROTECTION. Our customers for digital PPV copy protection are satellite and cable system operators and equipment manufacturers that supply the satellite and cable industries. We derive a majority of our digital PPV copy protection revenues from digital set-top box hardware royalties, and the balance from either up-front license fees or transaction royalties associated with copy protected PPV programming. Digital PPV copy protection revenues were 10.8% and 10.5% of our net revenues in the quarters ended March 31, 2004 and 2003, respectively. Our agreements with digital PPV system operators entitle us to transaction-based royalty payments when copy protection for digital PPV programming is activated. The increase in our PPV copy protection revenues is due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators' businesses. We believe that future revenues from PPV copy protection will closely track market demand for digital set top boxes, and will increase in absolute terms but may decline as a percentage of our total revenues depending on the relative rates of growth of our other products.

     PC GAMES TECHNOLOGY

     Customers implementing our CD-ROM copy protection technology, SafeDisc, are primarily major PC-based game publishers. We typically receive unit royalties based upon the number of copy protected CD-ROMs that are produced by PC game publishers. Our PC Games Technology revenues were 2.3% and 4.0% of our revenues in the quarters ended March 31, 2004 and 2003, respectively. The decrease in our PC Games Technology revenue is primarily due to the increased competition, resulting in a reduction in volumes copy protected by us as well as declining per unit prices. We believe that, as a result of competitive pressures, future revenues from our PC Games Technology products will likely continue to decline as a percentage of our total revenues.

     MUSIC TECHNOLOGY

     Revenues from our music copy protection technology products were 3.1% and 2.7% of our net revenues in the quarters ended March 31, 2004 and 2003, respectively. Currently, substantially all of our music copy protection technology revenue is from international territories. Additional product features, currently under development, may be required for the product to be accepted in the United States. We believe that revenues from our music copy protection technology products may increase in absolute terms as more customers in more geographic territories adopt our technology.

SOFTWARE TECHNOLOGIES GROUP

     Our software products generate revenue from licensing software and providing services related to the support and maintenance of this software. Revenues from software technologies were 35.1% and

26.9% of our revenues in the quarters ended March 31, 2004 and 2003, respectively. Despite difficult economic conditions for software companies, our revenues, in absolute terms, have increased from $7.5 million in the first quarter of 2003 to $13.3 million in the first quarter of 2004. We are investing in additional sales personnel for our software technology products and believe that revenues from these products will continue to increase in total, but may vary as a percentage of our total revenues. While revenues have increased in each of the last three years, if economic conditions for software worsen or if competitive pressures increase, demand for our software technology products could decline.

SEASONALITY OF BUSINESS

     We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter of the following year, and at times in subsequent quarters. We believe that this trend has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and PC games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In addition, revenues generally have tended to be lower in the summer months, particularly in Europe.

COSTS AND EXPENSES

     Our cost of revenues consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners and costs of equipment used to apply our technology. Also included in cost of revenues are software product support costs, direct labor and benefit costs of employees' time spent on billable consulting or training, patent defense costs, amortization of licensed technologies, amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, evaluation of strategic investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

     REVENUE RECOGNITION

     Our revenue consists of royalty fees on copy-protected products on a per unit basis, licenses for our copy protection technologies, licenses for our software products, and related maintenance and services revenues.

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and PC games product lines, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. Revenue from our PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

     SOFTWARE LICENSING REVENUES

     We recognize revenue on our software products in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed and determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

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

     When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that
(1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services, and
(3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin.

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

     MAINTENANCE REVENUES

     Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and included in services revenue in the accompanying condensed consolidated financial statements.

     VALUATION OF STRATEGIC INVESTMENTS

     As of March 31, 2004 and December 31, 2003, the adjusted cost of our strategic investments totaled $24.9 million and $27.0 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

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

     For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, an impairment charge is recorded Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

     In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, we recorded $180,000 of other-than-temporary impairment losses relating to our investment in iVast during the quarter ended March 31, 2004. As of March 31, 2004, our investment in iVast had no remaining carrying value. There were no other-than-temporary impairment losses during the quarter ended March 31, 2003.

     During the quarter ended March 31, 2004, one of our non-public strategic investments was acquired by a third party. We received $1.2 million in cash for its interest in this investment. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the quarter ended March 31, 2004, we recorded a gain on strategic investments of $1.2 million.

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

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In the first quarter of 2004 and fiscal year 2003, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

     In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2002 and October 2003, we completed our annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill as of December 31, 2002 and 2003. The next annual impairment analysis is expected to be in October 2004.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the first quarter of 2004 and fiscal year 2003, no impairment charges were recorded for long-lived assets.

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

INCOME TAXES

     We account for income taxes using the asset and liability method. As of March 31, 2004 and December 31, 2003, deferred tax assets net of valuation allowances, totaled $22.6 million and $21.7 million, respectively. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS

         The following table provides information on our results of operations (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                         ------------------------------------
                                              2004                2003              $ CHANGE            % CHANGE
                                         ----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                    $  34,823           $  25,242           $   9,581            38.0%
   Services                                        3,159               2,810                 349            12.4
                                         ----------------    ----------------    ----------------
        Total revenues                            37,982              28,052               9,930            35.4
Cost of revenues:
   License fees                                    1,584                 939                 645            68.7
   Service fees                                      721                 543                 178            32.8
   Amortization of intangibles from
      acquisitions                                   779                 856                 (77)           (9.0)
                                         ----------------    ----------------    ----------------
        Total cost of revenues                     3,084               2,338                 746            31.9
                                         ----------------    ----------------    ----------------
Gross profit                                      34,898              25,714               9,184            35.7
Operating expenses:
   Research and development                        5,587               3,743               1,844            49.3
   Selling and marketing                           8,556               6,404               2,152            33.6
   General and administrative                      5,513               4,324               1,189            27.5
   Amortization of deferred stock
      based compensation                             185                 768                (583)          (75.9)
                                         ----------------    ----------------    ----------------
        Total operating expenses                  19,841              15,239               4,602            30.2
                                         ----------------    ----------------    ----------------
              Operating income                    15,057              10,475               4,582            43.7
   Impairment losses on investments                 (180)                 --                (180)          N/A
   Gains on strategic investments                  1,220                  --               1,220           N/A
   Interest and other income, net                    728               1,100                (372)          (33.8)
                                         ----------------    ----------------    ----------------
        Income before income taxes                16,825              11,575               5,250            45.4
   Income taxes                                    6,057               4,630               1,427            30.8
                                         ----------------    ----------------    ----------------
        Net income                             $  10,768           $   6,945           $   3,823            55.0
                                         ================    ================    ================

         NET REVENUES. Our net revenues increased 35.4% from the first quarter of 2003 to the first quarter of 2004. This increase is primarily driven by increased revenues in our video and software technology products. Video's DVD copy protection revenues increased $3.6 million or 25.9% from the first quarter of 2003 to the first quarter of 2004, due primarily to the continued strong growth of the DVD format and continued high penetration among Hollywood studio customers. In addition, during the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. We were not able to record this revenue in the fourth quarter of 2003 due to delays in payment of amounts resulting from a prolonged contract negotiation. The increase in DVD revenues was partially offset by continuing decreases in videocassette copy protection revenues. Revenues from videocassette copy protection decreased $779,000, or 44.8% from the first quarter of 2003 to the first quarter of 2004, reflecting the continuing trend of Hollywood studios to discontinue copy protecting or more selectively copy protect their VHS releases. Digital PPV copy protection revenues increased $1.1 million or 38.2% from the first quarter of 2003 to the first quarter of 2004, due to increased demand for digital set-top boxes and an increase in usage fees. PC Games revenues decreased $223,000 or 20.0% from the first quarter of 2003 to the first quarter of 2004 due to decreasing volumes and per unit pricing received from a number of customers. Music revenues have increased $412,000 or 54.1% from the first quarter of 2003 to the first quarter of 2004 due to increased market acceptance of our CDS-100 and CDS-200 products by the music labels. Revenues from our software technologies group increased $5.8 million or 76.6% from the first quarter of 2003 to the first quarter of 2004, primarily due to increased market penetration.

     LICENSE REVENUES. Our license revenues increased $9.6 million or 38.0% from the first quarter of 2003 to the first quarter of 2004 primarily due to increases in our revenues from our video technology products in the DVD copy protection area and in our software technology products. This was partially offset by decreases in our copy protection revenues for videocassettes.

     SERVICE REVENUES. Our service revenues increased $349,000 or 12.4% from the first quarter of 2003 to the first quarter of 2004 primarily due to increases in maintenance revenues and, to a lesser extent, an increase in consulting revenues. The increases in maintenance revenues are a result of the increased market penetration in our software technologies group.

     COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues increased from 3.7% for the first quarter of 2003 to 4.5% for the first quarter of 2004. Cost of revenues from license fees increased $645,000 or 68.7% from the first quarter of 2003 to the first quarter of 2004. This increase was primarily due to higher patent amortization costs from the acquisition of patents from TTR in May 2003. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.

     COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 19.3% for the first quarter of 2003 to 22.8% for the first quarter of 2004. Cost of revenues from service fees increased $178,000 or 32.8% from the first quarter of 2003 to the first quarter of 2004. This increase was primarily due to the expansion of our software customer service group to support the increased activity in our software technologies group. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

     COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles decreased $77,000 from the first quarter of 2003 to the first quarter of 2004. The decrease is primarily due to intangibles from the PtS acquisition becoming fully amortized in the third quarter of 2003. The decrease is partially offset by the amortization of intangibles from the acquisition of assets relating to peer-to-peer file sharing tracking and control in August 2003.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.8 million or 49.3% from the first quarter of 2003 to the first quarter of 2004. The increase is primarily due to increased research and development activities for our video technology, music technology, peer-to-peer file sharing tracking and control and software products. Research and development expenses increased as a percentage of net revenues from 13.3% in the first quarter of 2003 to 14.7% in the first quarter of 2004. We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity as we develop new technologies in our entertainment and software technologies groups.

     SELLING AND MARKETING. Selling and marketing expenses increased by $2.2 million or 33.6% from the first quarter of 2003 to the first quarter of 2004. This increase was primarily due to increased business development activities for our software and music products and increased commission costs associated with higher revenue levels. Selling and marketing expenses decreased slightly as a percentage of net revenues from 22.8% in the first quarter of 2003 to

22.5% in the first quarter of 2004. Despite the modest decrease of selling and marketing expenses as a percentage of revenues from the first quarter of 2003 to the first quarter of 2004, selling and marketing expenses are expected to increase in absolute terms and as a percentage of revenues as we continue to expand our efforts in selling and marketing our software, music, PC Games and other digital rights management products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.2 million or 27.5% from the first quarter of 2003 to the first quarter of 2004, primarily due to increased headcount and related costs to support the overall growth of our business units. To a lesser extent, the increase is also due to costs associated with the compliance with Sarbanes-Oxley requirements. General and administrative expenses decreased as a percentage of net revenues from 15.4% in the first quarter of 2003 to 14.5% in the first quarter of 2004. We expect our general and administrative expenses to increase in absolute terms in the near future as we continue to support the expansion of our business and comply with the requirements of the Sarbanes-Oxley Act of 2002.

     AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $583,000 or 75.9% from the first quarter of 2003 to the first quarter of 2004 due to the completion of the vesting schedule. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

     IMPAIRMENT LOSSES ON INVESTMENTS. During the first quarter of 2004, we recorded $180,000 of impairment charges relating to an other-than-temporary impairment of our investment in iVast. There were no impairment losses during the first quarter of 2003.

     GAINS ON STRATEGIC INVESTMENTS. During the first quarter of 2004, one of our non-public strategic investments was acquired by a third party. We received $1.2 million in cash for our interest in this investment. In a previous period, this strategic investment had been written down to where there was no remaining carrying value. Accordingly, we recorded a gain on strategic investments of $1.2 million.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased $372,000 or 33.8% from the first quarter of 2003 to the first quarter of 2004, primarily from declining interest rates.

     INCOME TAXES. Income tax expense represents combined federal and state taxes at effective rates of 36.0% and 40.0% for the first quarters of 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to changes in tax jurisdictions where our income was earned and the reduction in deferred stock-based compensation that is not deductible.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from cash generated by operations, principally our copy protection products and our enterprise license management products. Our operating activities provided net cash of $11.4 million and $17.5 million in the first quarters of 2004 and 2003, respectively. Cash provided by operating activities decreased $6.1 million from the first quarter of 2003 to the first quarter of 2004, primarily due to a significant increase in our accounts receivable in the first quarter of 2004.

     Investing activities provided (used) net cash of $21.2 million and ($43.9) million in the first quarters of 2004 and 2003, respectively. Cash provided by (used in) investing activities increased $65.1 million from the first quarter of 2003 to the first quarter of 2004, primarily due to an increase in net sales and maturities of long and short-term investments. The increase in net sales and maturities of long and short-term investments is due to the reinvestment of these investments into cash equivalents. We made capital expenditures of $806,000 and $538,000 during the first quarter of 2004 and 2003, respectively. Capital expenditures are primarily for computer software and hardware.

     Net cash provided by financing activities was $2.4 million and $1.2 million in the first quarters of 2004 and 2003, respectively. The net cash provided by financing activities are from proceeds of stock option exercises and the employee stock purchase plan. In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any treasury stock in the first quarters of 2004 and 2003. As of March 31, 2004, 2.0 million shares remained authorized for repurchase.

     At March 31, 2004, we had $63.0 million in cash and cash equivalents, $112.6 million in short-term investments and $104.1 million in long-term marketable investment securities, which includes $24.9 million in fair market value of our holdings in Digimarc. We have no material commitments for capital expenditures but anticipate that capital expenditures for the next 9 months will aggregate approximately $3.9 million. We also have future minimum lease payments of approximately $36.2 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in businesses or to obtain the rights to use certain technologies.

     In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During the quarter ended March 31, 2004, we paid $723,000 of such contingent consideration in cash relating to the second half of 2003.

     Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our electronic license management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

CONTRACTUAL OBLIGATIONS

     We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of March 31, 2004 were as follows (in thousands):

                                                     Operating
                                                      Leases
                                                   ------------
                Remainder of  2004                   $   3,057
                2005                                     3,826
                2006                                     3,744
                2007                                     3,851
                2008                                     3,916
                2009 and thereafter                     17,850
                                                   ------------

                Total                                $  36,244
                                                   ============

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

     FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $279.7 million as of March 31, 2004. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $796,000 decrease (approximately 0.4%) in the fair value of our fixed income available-for-sale securities as of March 31, 2004. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at approximately 12 to 15 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

     FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the United Kingdom, Japan and Israel operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

     STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $24.9 million and $27.0 million, represented 6.2% and 7.0% of our total assets as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of March 31, 2004. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the first quarter of 2004, $180,000 of strategic investments resulting from impairment that was other-than-temporary was charged to operations.

ITEM 4.  CONTROLS AND PROCEDURES

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are involved in legal proceedings related to some of its intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer were seeking compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, we acquired Globetrotter.

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

     On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims by Judge Fogel. In response, on December 23, 2002, we filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Ken Greer and Elan filed an appeal brief relating to the summary judgment of their counterclaims. In the brief, Elan indicated it was abandoning its appeal of the summary judgment order. We filed an appeal brief on May 12, 2003. Both parties subsequently filed reply briefs in July 2003. Oral arguments took place on December 3, 2003. On March 23, 2004, the Court of Appeal of the Federal Circuit ruled in our favor by finding that the Northern California District Court was correct in dismissing the counterclaims against us and Globetrotter and the District Court was incorrect in dismissing the patent infringement against Ken Greer and Elan. The patent infringement claim was remanded back to the District Court for adjudication. For the counterclaims, Ken Greer and Elan may seek review by the United States Supreme Court.

     If an adverse ruling is ultimately reached on the remaining appeals and the case is returned to a trial court, significant monetary damages may be levied against us, which could have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003. We are reviewing the opinion and considering our options. A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court. The new date for the hearing will be in late 2004. In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany. In addition, we may be obligated to pay some of ViTec's attorney fees estimated to be $25,000.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

     We received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between our U.S. Patent No. 5,845,281 (the "`281 patent") together with two of our continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents from InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with our existing copy protection business.

     An interference is declared by the USPTO when two or more parties claim the same patentable invention. An interference proceeding will be held to determine the patentability of the involved patent and applications and who was the first inventor, since in the United States the first party to invent is granted the patent. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust application is a continuation of application No. 08/388,107 (now abandoned) and as a consequence potentially has a priority filing date of February 13, 1995. Because of the proximity of these priority filing dates, the interference proceeding by the USPTO will attempt to determine who invented first. This proceeding is still in its initial stages, and is anticipated to take at least a year.

MACROVISION VS. 321 STUDIOS LLC

     On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, alleging that 321 Studios' software products infringe our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). We are currently seeking a preliminary injunction to bar 321 Studios from selling and marketing its products. On February 13, 2004, 321 Studios filed responsive pleadings and counterclaims for declaratory relief challenging the validity and enforceability of our patents and the applicability of the DMCA. On March 26, 2004, the court heard our motion for preliminary injunction, and the court's decision on the motion is pending.

     As of March 31, 2004, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

     From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.01   Offer Letter to James Wickett dated January 29, 2004

          10.02 Executive Severance and Arbitration Agreement dated February 9, 2004 between Macrovision Corporation and Daniel E. Stickel

          10.03 Executive Severance and Arbitration Agreement dated February 15, 2004 between Macrovision Corporation and Steven Weinstein

          31.01 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.02 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.01   Section 1350 Certification

          32.02   Section 1350 Certification

          ----------------------------------------------------------------------

     (b)  Reports on Form 8-K.

     Macrovision filed a report on Form 8-K on January 6, 2004 announcing the receipt of a notice from the U.S. Patent and Trademark Office declaring a second interference between a Macrovision patent and a patent application from InterTrust Technologies Corporation, and included the related press release.

Macrovision filed a report on Form 8-K on March 1, 2004 announcing our financial results for the year and quarter ended December 31, 2003 and providing initial guidance for fiscal year 2004, and included the related press release.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:



Date:     May 7, 2004          By: /s/ William A. Krepick
       -------------------         ---------------------------------------------
                                   William A. Krepick
                                   President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:      May 7, 2004         By: /s/ Ian R. Halifax
       -------------------         ---------------------------------------------
                                   Ian R. Halifax
                                   Vice President, Finance and Administration,
                                   Chief Financial Officer and Secretary