Form 10-Q
period 2004-06-30
MACROVISION CORP
filed 2004-08-06
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

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

         Yes   X    No
             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of July 30, 2004
Common stock, $0.001 par value                         49,420,454

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2004
              and December 31, 2003                                            1

          Condensed Consolidated Statements of Income
              for the Three and Six Months Ended June 30, 2004 and 2003        2

          Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2004 and 2003                  3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          30

Item 4.   Controls and Procedures                                             31

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   32

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities                                               34

Item 3.   Defaults Upon Senior Securities                                     34

Item 4.   Submission of Matters to a Vote of Security Holders                 34

Item 5.   Other Information                                                   34

Item 6.   Exhibits and Reports on Form 8-K                                    35

Signatures                                                                    36


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          JUNE 30,               DECEMBER 31,
                                                                            2004                     2003
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    140,350             $    27,918
   Short-term investments                                                       64,234                  95,563
   Accounts receivable, net of allowance for doubtful accounts of
     $2,356 and $2,147, respectively                                            22,266                  30,169
   Income taxes receivable                                                       4,412                   3,410
   Deferred tax assets                                                           6,671                   6,599
   Prepaid expenses and other current assets                                     6,973                   5,070
                                                                     --------------------     -------------------
          Total current assets                                                 244,906                 168,729

Long-term marketable investment securities                                      97,833                 146,151
Property and equipment, net                                                      7,575                   6,689
Patents, net                                                                    11,010                  10,826
Goodwill                                                                        29,434                  28,630
Other intangibles from acquisitions, net                                         7,040                   8,512
Deferred tax assets                                                             15,429                  15,121
Other assets                                                                       748                     908
                                                                     --------------------     -------------------
                                                                          $    413,975             $   385,566
                                                                     ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      5,660             $     4,457
   Deferred revenue                                                             12,325                  10,333
   Other current liabilities                                                    26,097                  25,936
                                                                     --------------------     -------------------
          Total current liabilities                                             44,082                  40,726

Other non current liabilities                                                    1,022                     874
                                                                     --------------------     -------------------
          Total liabilities                                                     45,104                  41,600

Stockholders' equity:
   Common stock                                                                     52                      52
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  297,104                 292,507
   Deferred stock-based compensation                                                --                    (185)
   Accumulated other comprehensive income                                        8,540                   8,028
   Retained earnings                                                           101,625                  82,014
                                                                     --------------------     -------------------
          Total stockholders' equity                                           368,871                 343,966
                                                                     --------------------     -------------------
                                                                          $    413,975             $   385,566
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


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                          ------------------------------------  ------------------------------------

                                                                2004               2003               2004               2003
                                                          -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                     $  32,008          $  26,223          $  66,831          $  51,465
   Services                                                         3,662              2,989              6,821              5,799
                                                          -----------------  -----------------  -----------------  -----------------
        Total revenues                                             35,670             29,212             73,652             57,264
Cost of revenues:
   License fees                                                     1,445              1,183              3,029              2,122
   Service fees                                                     1,018                597              1,739              1,140
   Amortization of intangibles from acquisitions                      777                856              1,556              1,712
                                                          -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                      3,240              2,636              6,324              4,974
                                                          -----------------  -----------------  -----------------  -----------------
Gross profit                                                       32,430             26,576             67,328             52,290
Operating expenses:
   Research and development                                         5,708              4,156             11,295              7,899
   Selling and marketing                                            8,770              6,472             17,326             12,876
   General and administrative                                       5,120              4,648             10,633              8,972
   Amortization of deferred stock-based compensation*                  --                752                185              1,520
                                                          -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                   19,598             16,028             39,439             31,267
                                                          -----------------  -----------------                     -----------------
        Operating income                                           12,832             10,548             27,889             21,023
   Impairment losses on investments                                    --             (4,286)              (180)            (4,286)
   Gains on strategic investments                                      --                436              1,220                436
   Interest and other income, net                                     985                953              1,713              2,053
                                                          -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                 13,817              7,651             30,642             19,226
   Income taxes                                                     4,974              3,060             11,031              7,690
                                                          -----------------  -----------------  -----------------  -----------------
        Net income                                              $   8,843          $   4,591          $  19,611          $  11,536
                                                          =================  =================  =================  =================


Basic net earnings per share                                    $    0.18          $    0.09          $    0.40          $    0.24
                                                          =================  =================  =================  =================
Shares used in computing basic net earnings per share              49,357             48,619             49,301             48,566
                                                          =================  =================  =================  =================

Diluted net earnings per share                                  $    0.18          $    0.09          $    0.39          $    0.24
                                                          =================  =================  =================  =================
Shares used in computing diluted net earnings per share            50,411             49,299             50,311             49,038
                                                          =================  =================  =================  =================


* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                          ------------------------------------  ------------------------------------

                                                                2004               2003               2004               2003
                                                          -----------------  -----------------  -----------------  -----------------

   Cost of revenues                                             $      --          $      80          $      27          $     160
   Research and development                                            --                138                 53                277
   Selling and marketing                                               --                331                 36                677
   General and administrative                                          --                203                 69                406
                                                          -----------------  -----------------  -----------------  -----------------
                                                                $      --          $     752          $     185          $   1,520
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


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                  ----------------------------------------------
                                                                           2004                     2003
                                                                  ----------------------    --------------------
Cash flows from operating activities:
Net income                                                              $    19,611               $    11,536
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            1,932                     1,390
     Amortization of intangibles from acquisitions                            1,556                     1,712
     Amortization of deferred stock-based compensation                          185                     1,520
     Tax benefit from stock options exercises                                 1,002                       591
     Impairment losses on investments, net of gains                             180                     3,850
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               7,969                     5,079
       Deferred revenue                                                       1,980                     2,568
       Other assets                                                          (2,957)                    2,562
       Other liabilities                                                      1,865                       273
                                                                  ----------------------    --------------------
          Net cash provided by operating activities                          33,323                    31,081

Cash flows from investing activities:
     Purchases of long and short-term investments                          (193,477)                 (218,405)
     Sales or maturities of long and short-term investments                 272,490                   128,699
     Acquisition of property and equipment                                   (2,181)                     (751)
     Acquisition of TTR patents and other assets                                 --                    (5,050)
     Payments for patents                                                      (624)                     (442)
     Contingent consideration for Midbar acquisition                           (723)                       --
                                                                  ----------------------    --------------------
       Net cash provided by (used in) investing activities                   75,485                   (95,949)

Cash flows from financing activities:
     Proceeds from issuance of common stock from options and
       stock purchase plans                                                   3,595                     2,491
                                                                  ----------------------    --------------------
     Net cash provided by financing activities                                3,595                     2,491
Effect of exchange rate changes on cash and cash equivalents                     29                       221
                                                                  ----------------------    --------------------
Net increase (decrease) in cash and cash equivalents                        112,432                   (62,156)
Cash and cash equivalents at beginning of period                             27,918                    98,691
                                                                  ----------------------    --------------------
Cash and cash equivalents at end of period                              $   140,350               $    36,535
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

        ROYALTY REVENUES

        Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. The Company relies on royalty reports from third parties as its basis for revenue recognition. In the Company's DVD, videocassette, and PC games product lines, it has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from customers in pay-per-view ("PPV") and music technology is currently recognized only as reported, due to timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for the Company's music technology products. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

        MAINTENANCE REVENUES

        Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying condensed consolidated financial statements.


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

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                   ------------------------------   ------------------------------

                                                                        2004            2003             2004            2003
                                                                   --------------  --------------   --------------  --------------
Net income, as reported                                             $     8,843     $     4,591      $    19,611     $    11,536
Add: stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                                --             451              118             912
Deduct: total stock-based employee
   compensation expenses determined under
   fair-value-based method for all rewards,
   net of related tax effects                                            (4,954)         (6,550)          (8,225)        (14,304)
                                                                   --------------  --------------   --------------  --------------
Net income (loss), pro forma                                        $     3,889     $    (1,508)     $    11,504     $    (1,856)
                                                                   ==============  ==============   ==============  ==============


Basic net earnings (loss) per share          As reported            $      0.18     $      0.09      $      0.40     $      0.24
                                             Adjusted pro forma     $      0.08     $     (0.03)     $      0.23     $     (0.04)

Diluted net earnings (loss) per share        As reported            $      0.18     $      0.09      $      0.39     $      0.24
                                             Adjusted pro forma     $      0.08     $     (0.03)     $      0.23     $     (0.04)

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

        The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan:

                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        JUNE 30,                           JUNE 30,
                             --------------------------------  --------------------------------

                                  2004             2003             2004              2003
                             ---------------  ---------------  ---------------  ---------------
OPTION PLANS:
Dividends                         None             None             None              None
Expected term                  2.09 years        2.83 years      2.54 years        3.20 years
Risk free interest rate          2.32%             4.36%           1.82%             3.89%
Volatility rate                  72.7%             75.4%           73.4%             76.9%

ESPP PLAN:
Dividends                         None             None             None              None
Expected term                  1.69 years        1.5 years       1.59 years        1.33 years
Risk free interest rate          2.10%             2.71%           2.23%             2.81%
Volatility rate                  74.2%             75.2%           74.2%             75.8%

        The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 were $8.25 and $8.81, respectively. The weighted average fair value of an ESPP purchase share right granted during the three months ended June 30, 2004 and 2003 were $8.16 and $7.16, respectively.

        The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 were $8.47 and $7.13, respectively. The weighted average fair value of an ESPP purchase share right granted during the six months ended June 30, 2004 and 2003 were $7.86 and $7.81, respectively.


NOTE 4 - ASSET PURCHASE

        In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. ("TTR") for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 that the Company originally purchased in January 2000. The total purchase price of $5.7 million was allocated to patents and other intangibles. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in "Gains on strategic investments" in the accompanying condensed consolidated financial statements.


NOTE 5 - STRATEGIC INVESTMENTS

        As of June 30, 2004 and December 31, 2003, the adjusted cost of the Company's strategic investments totaled $26.9 million and $27.0 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

        As of June 30, 2004, the adjusted cost of the Company's strategic investments consisted of its investment in Digimarc, a publicly traded company. In addition, the Company holds investments in a number of other privately held companies, which have no carrying value as of June 30, 2004.

        The Company originally invested $5.0 million in iVast in 2001. The Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges have been recorded when it has been determined that an other-than-temporary impairment has occurred. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 and $4.3 million of other-than-temporary impairment losses relating to its investment in iVast during the first quarter of 2004 and the second quarter of 2003, respectively. As of March 31, 2004 and June 30, 2004, the Company's investment in iVast had no remaining carrying value.

        The Company did not record any gains nor charges for other-than-temporary impairments related to its strategic investments during the three months ended June 30, 2004.

        The Company received $1.2 million in cash for its interest in InterActual Technologies, which was acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, the Company recorded a gain on strategic investments of $1.2 million.

        During the three and six months ended June 30, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company's stock in TTR, a public company strategic investment (see Note 4). In addition, during the three and six months ended June 30, 2003, the Company recorded a realized gain of $41,000 representing distributions received in excess of its book value for its investment in NTRU Cryptosystems.


NOTE 6 - EARNINGS PER SHARE

        Basic net earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the period. Diluted net EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period except for periods of operating loss for which no potential common shares are included because their effect would be anti-dilutive. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted net EPS (in thousands, except per share data):

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                --------------------------------    --------------------------------
                                                     2004              2003              2004              2003
                                                --------------    --------------    --------------    --------------
Basic net EPS - weighted average number of
   common shares outstanding                           49,357            48,619            49,301            48,566
Effect of dilutive potential common shares -
   stock options outstanding                            1,054               680             1,010               472
                                                --------------    --------------    --------------    --------------
Diluted net EPS - weighted average number of
   common shares and potential common shares
   outstanding                                         50,411            49,299            50,311            49,038
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           2,394             4,151             2,448             4,335
                                                ==============    ==============    ==============    ==============

Weighted average exercise price of
   anti-dilutive shares                          $      33.26      $      41.81      $      34.02      $      40.90
                                                ==============    ==============    ==============    ==============

        The anti-dilutive shares excluded from the diluted net EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company had no investments in VIEs as of June 30, 2004.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document. The adoption of SAB No. 104 had no material impact on the Company's financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 123 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company had no pension plans or other postretirement benefit plans as of June 30, 2004.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after December 1, 2003. The Company adopted the disclosure requirements in the year ended December 31, 2003. The Company will adopt the accounting guidance effective July 1, 2004. The Company does not expect the adoption of EITF 03-1 to have a material impact on its financial position or results of operations.

NOTE 8 - OFFER TO EXCHANGE OUTSTANDING STOCK OPTIONS TO PURCHASE COMMON STOCK

        On May 27, 2003, the Company's stockholders approved a program to permit the exchange of stock options issued under the 2000 Equity Plan and the 1996 Equity Incentive Plan having an exercise price greater than $28.00 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options (the "Option Exchange Program").

        On August 20, 2003, the Company implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission. The Option Exchange Program was offered from August 20, 2003 to September 19, 2003. On September 19, 2003, pursuant to the Option Exchange Program, the Company accepted for cancellation, options to purchase 969,215 shares of common stock. On March 22, 2004, employees with continued employment with the Company were granted new options to purchase 319,749 shares of common stock in exchange for such cancelled options. Key executive officers and directors of the Company were not eligible to participate in the Option Exchange Program.

        The Company designed the Option Exchange Program so that the Company did not need to record compensation expense from the issuance of new stock options under current generally accepted accounting principles in the United States.

NOTE 9 - COMPREHENSIVE INCOME

        The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                               ---------------------------------    --------------------------------
                                                   2004               2003              2004              2003
                                               --------------     --------------    --------------    --------------
Net income                                      $      8,843       $      4,591      $     19,611      $     11,536
Other comprehensive income (loss):
   Unrealized gains on investments                       826              4,749               766             5,285
   Foreign currency translation adjustments             (577)             1,393              (254)            1,100
                                               --------------     --------------    --------------    --------------
Comprehensive income                            $      9,092       $     10,733      $     20,123      $     17,921
                                               ==============     ==============    ==============    ==============

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

        On June 17, 2003, the Company announced a reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development. The Entertainment Technologies Group reflects the merger of the video technology and music technology product lines, along with the SafeDisc portion of the consumer software group. The SafeDisc product line has been renamed PC games technology. The Company's Hawkeye peer-to-peer file management service that was introduced in the second quarter of 2004 is also included in the Entertainment Technologies Group. The Software Technologies Group reflects the merger of the Enterprise Software Licensing Management product line and the SafeCast product line that was also a part of the consumer software group. Revenues have been reclassified for prior periods to conform to the current period presentation.

        Segment income is based on segment revenue less the respective segment's cost of revenues, excluding amortization of intangibles from acquisitions, selling and marketing expenses and research and development expenses. The following segment reporting information of the Company is provided (in thousands):

REVENUES:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                              -------------------------------    -------------------------------
                                                   2004             2003              2004             2003
                                              --------------   --------------    --------------   --------------
Entertainment Technologies Group               $     23,663     $     20,681      $     48,322     $     41,190
Software Technologies Group                          12,007            8,531            25,330           16,074
                                              --------------   --------------    --------------   --------------
                                               $     35,670     $     29,212      $     73,652     $     57,264
                                              ==============   ==============    ==============   ==============

INCOME BEFORE INCOME TAXES:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                              -------------------------------    -------------------------------
                                                   2004             2003              2004             2003
                                              --------------   --------------    --------------   --------------
Entertainment Technologies Group               $     15,670     $     14,440      $     31,791     $     29,044
Software Technologies Group                           3,707            2,602             9,619            4,590
Other                                                  (648)            (238)           (1,147)            (407)
                                              --------------   --------------    --------------   --------------
  Segment income                                     18,729           16,804            40,263           33,227
General and administrative                           (5,120)          (4,648)          (10,633)          (8,972)
Amortization of intangibles from acquisitions          (777)            (856)           (1,556)          (1,712)
Amortization of deferred stock-based
   compensation                                          --             (752)             (185)          (1,520)
Impairment losses on investments                         --           (4,286)             (180)          (4,286)
Gains on strategic investments                           --              436             1,220              436
Interest and other income, net                          985              953             1,713            2,053
                                              --------------   --------------    --------------   --------------
                                               $     13,817     $      7,651      $     30,642     $     19,226
                                              ==============   ==============    ==============   ==============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                              -------------------------------    -------------------------------
                                                   2004             2003              2004             2003
                                              --------------   --------------    --------------   --------------

United States                                  $     20,171     $     15,617      $     41,439     $     32,453
International                                        15,499           13,595            32,213           24,811
                                              --------------   --------------    --------------   --------------
                                               $     35,670     $     29,212      $     73,652     $     57,264
                                              ==============   ==============    ==============   ==============

        Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 11 - CONTINGENCIES

        The Company is involved in legal proceedings related to some of its intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

        In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer sought compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, the Company acquired Globetrotter.

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

        On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims. In response, on December 23, 2002, the Company filed a notice to appeal the summary judgment of all its patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, the Company entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and the Company. On March 31, 2003, Elan filed an appeal brief abandoning its appeal of the summary judgment order. This left only Ken Greer's appeal and the Company's cross-appeal. On March 23, 2004, the Court of Appeal of the Federal Circuit ("CAFC") ruled in the Company's favor in both the patent infringement and counterclaims appeals related to the appeals of the Ken Greer and Elan litigation. The CAFC ruled that the Northern California District Court was correct in dismissing the counterclaims against the Company and Globetrotter and the District Court was incorrect in dismissing the patent infringement against Ken Greer and Elan. The patent infringement claim was remanded back to the District Court for adjudication. On May 28, 2004, Elan and Greer agreed to settle the lawsuit with the Company. A settlement agreement was executed by Elan and Greer in which Elan and Greer acknowledged the validity of the Company's U.S. Patent No. 5,390,297 (the '297 patent) and admitted that Elan's license management software product practiced the prevention function of the `297 patent. Elan, Greer, and the Company agreed to dismiss all claims and on June 8, 2004, and the Company filed a motion for dismissal with the Court, which the parties expect to be granted in the third quarter of 2004.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

        The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf,

Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003. A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court. The new date for the hearing will be in late 2004. The Company filed a reply brief in response to the expert technical opinion with the Court of Appeals on June 9, 2004. The deadline for ViTec to file its reply brief is August 16, 2004, but the Company expects ViTec to request an extension.

        In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm the Company's business in Germany. In addition, the Company may be obligated to pay some of ViTec's attorney fees estimated to be $25,000.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

        The Company received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between the Company's U.S. Patent No. 5,845,281 (the "`281 patent") together with two of the Company's continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents from InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with the Company's existing copy protection business.

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved patents and patent applications. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge ("APJ") has decided to proceed with the second interference first. The Company's filing date is prior to InterTrust's filing date, therefore the Company has been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. The Company responded with its brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party's brief, cross-examine witnesses offered up by the other party and file various motions and objections during this initial phase of the interference. This initial phase is anticipated to continue for at least the next several months. Following the close of this initial phase, both parties will have an opportunity for an oral hearing, which the Company anticipates will occur in late 2004. Following the oral hearing, the Company estimates that the APJ will issue a judgment in early 2005.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes the Company's patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. The Company has notified various large retailers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. Based on subsequent investigations, the Company believes that the preliminary injunction has been effective in removing 321 Studios' enjoined products from the marketplace. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which the Company plans to oppose. The Company anticipates that the court will issue findings of fact and conclusions of law in the case by the end of the third quarter of 2004.

        As of June 30, 2004, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

        From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 12 - SUBSEQUENT EVENTS

        In July 2004, the Company acquired the operations and certain assets of InstallShield Software Corporation for approximately $76.0 million in cash and additional related acquisition costs. The Company also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005.

        As of July 31, 2004, the Company's investment in Digimarc decreased $8.7 million from its value as of June 30, 2004 due to a decline in the share price of Digimarc stock subsequent to June 30, 2004. For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, the Company records a charge to the statement of income for the difference between the market price at period end and the current cost basis. In the event the share price of Digimarc does not recover in the future, an other-than-temporary impairment charge may be incurred for this item in future periods.

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

        On June 17, 2003, we announced our reorganization into two business units, effective July 1, 2003: the Entertainment Technologies Group and the Software Technologies Group. The reorganization was done to improve customer focus, consolidate resources, and effect synergies in sales, marketing, customer support and research and development. The Entertainment Technologies Group reflects the merger of the video technology and music technology product lines, along with the SafeDisc portion of the consumer software group. The SafeDisc product line has been renamed PC games technology. Our peer-to-peer file management service, Hawkeye, which was introduced in the second quarter of 2004, is also included in the Entertainment Technologies Group. The Software Technologies Group reflects the merger of the Enterprise Software Licensing Management product line and the SafeCast product line that was also a part of the consumer software group. Revenues have been reclassified for prior periods to conform to the current period presentation. In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation. The InstallShield product line will be a part of the Software Technologies Group.

        The following table provides revenue information by business unit (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                              ----------------------------------
                                                   2004               2003             $ CHANGE           % CHANGE
                                              ---------------    ---------------    ---------------    ---------------
Entertainment Technologies Group               $      23,663      $       20,681      $      2,982          14.4%
Software Technologies Group                           12,007               8,531             3,476          40.7
                                              ---------------    ---------------    ---------------
                                               $      35,670      $       29,212      $      6,458          22.1
                                              ===============    ===============    ===============


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                              ----------------------------------
                                                   2004               2003             $ CHANGE           % CHANGE
                                              ---------------    ---------------    ---------------    ---------------

Entertainment Technologies Group               $      48,322      $      41,190      $       7,132           17.3%
Software Technologies Group                           25,330             16,074              9,256           57.6
                                              ---------------    ---------------    ---------------
                                               $      73,652      $      57,264      $      16,388           28.6
                                              ===============    ===============    ===============

        The following table provides percentage of revenue information by business unit:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                              -----------------------------    -----------------------------
                                                  2004            2003             2004             2003
                                              ------------    ------------     ------------     ------------
 Entertainment Technologies Group                    66.3%           70.8%            65.6%            71.9%
Software Technologies Group                          33.7            29.2             34.4             28.1
                                              ------------    ------------     ------------     ------------
                                                    100.0%          100.0%           100.0%           100.0%
                                              ============    ============     ============     ============

ENTERTAINMENT TECHNOLOGIES GROUP

        Our entertainment technologies group generates revenue from the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Royalties from MPAA studios represented 32.6% and 35.3% of our revenues for the three months ended June 30, 2004 and 2003, respectively, and 32.1% and 36.8% of our revenues for the six months ended June 30, 2004 and 2003, respectively. Our entertainment technology group also generates revenues from digital PPV copy protection from customers in the satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV revenues are generated from royalties on digital set top boxes. In addition, our entertainment technologies group generates revenues from customers implementing our CD-ROM copy protection technology on PC games, as well as customers in the music industry who implement our copy technology on compact discs.

        Revenues from our entertainment technologies group increased $3.0 million, or 14.4% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $7.1 million or 17.3% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase is primarily due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution. To a lesser extent, this increase was also due to an increase in PPV revenues, primarily from royalties due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators' businesses. During the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. During the second quarter of 2004, we recognized approximately $1.2 million of revenue from studio volume replicated during the first quarter of 2004. We were not able to record this revenue in the quarter in which it was replicated due to delays in payment of amounts resulting from prolonged contract negotiations. Our DVD copy protection revenues in 2002 were reduced by a $2.3 million refund resulting from a customer's self-reporting error detected in 2002. During the three and six months ended June 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue from the resolution of this customer's over reporting claim.

        From the three and six months ended June 30, 2003 to 2004, videocassette copy protection revenues have continued to decrease in absolute terms as the trend of MPAA studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued. PC Games technology revenues have also decreased during these periods due to increased competition, resulting in a reduction in volumes copy protected by our technology as well as declining per unit prices. Revenues from our music copy protection technology products decreased from the three months ended June 30, 2003 to the three months ended June 30, 2004 and increased from the six months ended June 30, 2003 to the six months ended June 30, 2004. These decreases partially offset the increase in revenue from our DVD and PPV copy protection solutions.

        We believe that revenues from our entertainment technologies group will increase in absolute terms and continue to be a significant part of our revenues.

SOFTWARE TECHNOLOGIES GROUP

        Our software products generate revenue from licensing software and providing services related to the support and maintenance of this software. Revenues from our software technologies group increased 40.7% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased 57.6% from the six months ended June 30, 2003 to the six months ended June 30, 2004. Such increases are the result of our increased market penetration and the investment in additional sales personnel for our software technologies group. We believe that revenues from our software technologies group will continue to increase in total, but may vary as a percentage of our total revenues. We believe that, as a result of our acquisition of InstallShield in July 2004, future revenues from our software technologies group will increase in absolute terms and as a percentage of our total revenues in future quarters.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of strategic investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

        ROYALTY REVENUES

        Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and PC games product lines, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from our PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products. Advanced royalty fees attributable to minimum copy quantities or shared revenues are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

        SOFTWARE LICENSING REVENUES

        We recognize revenue on our software products in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

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

        MAINTENANCE REVENUES

        Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying condensed consolidated financial statements.

        VALUATION OF STRATEGIC INVESTMENTS

        As of June 30, 2004 and December 31, 2003, the adjusted cost of our strategic investments totaled $26.9 million and $27.0 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

        We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis.

        For equity investments in non-public companies for which there is no market where their value is readily determinable, we review each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives we consider include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, an impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future.

        In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, we recorded $180,000 of other-than-temporary impairment losses relating to our investment in iVast during the first quarter of 2004. As of June 30, 2004, our investment in iVast had no remaining carrying value. There were no other-than-temporary impairment losses during the quarter ended June 30, 2004.

        During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, we recorded a gain on strategic investments of $1.2 million.

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

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In the first half of 2004 and fiscal year 2003, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

        In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2002 and October 2003, we completed our annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill as of December 31, 2002 and 2003. The next annual impairment analysis will be performed in October 2004.

        IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In the first half of 2004 and 2003, no impairment charges were recorded for long-lived assets.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We estimate the collectibility of our accounts receivable on an account-by-account basis. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. In addition, we establish a non-specific reserve, using a specified percentage of the outstanding balance of all such accounts based on historical bad debt loss experience. We specifically analyze accounts receivable and historical bad debts experience, customer creditworthiness, current economic trends, international situations (such as currency devaluation), and changes in our customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES

        We account for income taxes using the asset and liability method. As of June 30, 2004 and December 31, 2003, deferred tax assets net of valuation allowances, totaled $22.1 million and $21.7 million, respectively. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. We are also subject to changing tax laws in the multiple jurisdictions in which we operate.

RESULTS OF OPERATIONS

        The following table provides information on our results of operations (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                        -------------------------------------
                                              2004                 2003             $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $  32,008            $  26,223           $   5,785            22.1%
   Services                                       3,662                2,989                 673            22.5
                                        -----------------    ----------------    ----------------
        Total revenues                           35,670               29,212               6,458            22.1
Cost of revenues:
   License fees                                   1,445                1,183                 262            22.1
   Service fees                                   1,018                  597                 421            70.5
   Amortization of intangibles from
      acquisitions                                  777                  856                 (79)           (9.2)
                                        -----------------    ----------------    ----------------
        Total cost of revenues                    3,240                2,636                 604            22.9
                                        -----------------    ----------------    ----------------
Gross profit                                     32,430               26,576               5,854            22.0
Operating expenses:
   Research and development                       5,708                4,156               1,552            37.3
   Selling and marketing                          8,770                6,472               2,298            35.5
   General and administrative                     5,120                4,648                 472            10.2
   Amortization of deferred stock
      based compensation                             --                  752                (752)         (100.0)
                                        -----------------    ----------------    ----------------
        Total operating expenses                 19,598               16,028               3,570            22.3
                                        -----------------    ----------------    ----------------
              Operating income                   12,832               10,548               2,284            21.7
   Impairment losses on investments                  --               (4,286)              4,286          100.0
   Gains on strategic investments                    --                  436                (436)        (100.0)
   Interest and other income, net                   985                  953                  32             3.4
                                        -----------------    ----------------    ----------------
        Income before income taxes               13,817                7,651               6,166            80.6
   Income taxes                                   4,974                3,060               1,914            62.5
                                        -----------------    ----------------    ----------------
        Net income                            $   8,843            $   4,591           $   4,252            92.6
                                        =================    ================    ================


                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                        -------------------------------------
                                              2004                 2003             $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $  66,831            $  51,465           $  15,366            29.9%
   Services                                       6,821                5,799               1,022            17.6
                                        -----------------    ----------------    ----------------
        Total revenues                           73,652               57,264              16,388            28.6
Cost of revenues:
   License fees                                   3,029                2,122                 907            42.7
   Service fees                                   1,739                1,140                 599            52.5
   Amortization of intangibles from
      acquisitions                                1,556                1,712                (156)           (9.1)
                                        -----------------    ----------------    ----------------
        Total cost of revenues                    6,324                4,974               1,350            27.1
                                        -----------------    ----------------    ----------------
Gross profit                                     67,328               52,290              15,038            28.8
Operating expenses:
   Research and development                      11,295                7,899               3,396            43.0
   Selling and marketing                         17,326               12,876               4,450            34.6
   General and administrative                    10,633                8,972               1,661            18.5
   Amortization of deferred stock
      based compensation                            185                1,520              (1,335)          (87.8)
                                        -----------------    ----------------    ----------------
        Total operating expenses                 39,439               31,267               8,172            26.1
                                        -----------------    ----------------    ----------------
              Operating income                   27,889               21,023               6,866            32.7
   Impairment losses on investments                (180)              (4,286)              4,106            95.8
   Gains on strategic investments                 1,220                  436                 784           179.8
   Interest and other income, net                 1,713                2,053                (340)        (16.6)
                                        -----------------    ----------------    ----------------
        Income before income taxes               30,642               19,226              11,416            59.4
   Income taxes                                  11,031                7,690               3,341            43.4
                                        -----------------    ----------------    ----------------
        Net income                            $  19,611            $  11,536           $   8,075            70.0
                                        =================    ================    ================

        LICENSE REVENUES. Our license revenues increased $5.8 million or 22.1% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $15.4 million or 29.9% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase is primarily due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution. To a lesser extent, this increase was also due to an increase in PPV revenues, primarily from royalties due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators' businesses. During the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. During the second quarter of 2004, we recognized approximately $1.2 million of revenue from studio volume replicated during the first quarter of 2004. We were not able to record this revenue in the quarter in which it was replicated due to delays in payment of amounts resulting from prolonged contract negotiations. Our DVD copy protection revenues in 2002 were reduced by a $2.3 million refund resulting from a customer's self-reporting error detected in 2002. During the three and six months ended June 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue in the resolution of this customer's overreporting claim. From the three and six months ended June 30, 2003 to 2004, videocassette copy protection revenues have continued to decrease in absolute terms as the trend of MPAA studios investing proportionally more in copy protecting their DVD titles compared to VHS releases has continued. PC Games technology revenues have also decreased during these periods due to increased competition, resulting in a reduction in volumes copy protected by us as well as declining per unit prices. Revenues from our music copy protection technology products decreased from the three months ended June 30, 2003 to the three months ended June 30, 2004 and increased from the six months ended June 30, 2003 to the six months ended June 30, 2004. These decreases partially offset the increase in revenue from our DVD and PPV copy protection solutions. The increases in revenue from our software technologies group are primarily due to increased market penetration and the investment in additional sales personnel for our software technologies group.

        SERVICE REVENUES. Our service revenues increased $673,000 or 22.5% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and $1.0 million or 17.6% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increases in service revenues are primarily due to increases in consulting revenue due to the growth of our professional services consulting practice for software as well as increases in maintenance revenues. The increases in maintenance revenues are a result of the increased market penetration in our software technologies group.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues were 4.5% for the three months ended June 30, 2003 and 2004, and increased from 4.1% for the six months ended June 30, 2003 to 4.5% for the six months ended June 30, 2004. Cost of revenues from license fees increased $262,000 or 22.1% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $907,000 or 42.7% from the six months ended June 30, 2003 to the six months ended June 30, 2004. This increase was primarily due to higher patent amortization costs from the acquisition of patents from TTR in May 2003 and higher patent defense costs. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 20.0% for the three months ended June 30, 2003 to 27.8% for the three months ended June 30, 2004, and increased from 19.7% for the six months ended June 30, 2003 to 25.5% for the six months ended June 30, 2004. Cost of revenues from service fees increased $421,000 or 70.5% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $599,000 or 52.5% for the six months ended June 30, 2003 to the six months ended June 30, 2004. This increase is primarily due to the expansion of our consulting and customer service groups to support the increased activity in our software technologies group. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles decreased $79,000 from the three months ended June 30, 2003 to the three months ended June 30, 2004, and decreased $156,000 from the six months ended June 30, 2003 to the six months ended June 30, 2004. The decrease is primarily due to intangibles from the PtS acquisition becoming fully amortized in the third quarter of 2003. The decrease is partially offset by the amortization of intangibles from the acquisition of assets relating to peer-to-peer file sharing tracking and control in August 2003.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.6 million or 37.3% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $3.4 million or 43.0% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase is primarily due to increased research and development activities for our video technology, music technology, peer-to-peer file sharing tracking and control and software products. Research and development expenses increased as a percentage of revenues from 14.2% in the three months ended June 30, 2003 to 16.0% in the three months ended June 30, 2004, and increased from 13.8% in the six months ended June 30, 2003 to 15.3% in the six months ended June 30, 2004. We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity as we develop new technologies in our entertainment and software technologies groups.

        SELLING AND MARKETING. Selling and marketing expenses increased by $2.3 million or 35.5% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $4.5 million or 34.6% from the six months ended June 30, 2003 to the six months ended June 30, 2004. This increase was primarily due to increased business development activities for our entertainment and software technologies products on an overall basis and increased commission costs associated with higher revenue levels. Selling and marketing expenses increased as a percentage of revenues from 22.2% in the three months ended June 30, 2003 to 24.6% for the three months ended June 30, 2004, and increased from 22.5% from the six months ended June 30, 2003 to 23.5% for the six months ended June 30, 2004. Selling and marketing expenses are expected to increase in absolute terms and as a percentage of revenues as we continue to expand our efforts in selling and marketing our software, music, PC Games and other digital rights management products.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $472,000 or 10.2% from the three months ended June 30, 2003 to the three months ended June 30, 2004, and increased $1.7 million or 18.5% from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increases in general and administrative expenses are primarily due to increased headcount and related costs to support the overall growth of our business units. The increase is also due to costs of compliance with the Sarbanes-Oxley Act of 2002 requirements. General and administrative expenses decreased as a percentage of revenues from 15.9% in the three months ended June 30, 2003 to 14.4% in the three months ended June 30, 2004 and decreased from 15.7% in the six months ended June 30, 2003 to 14.4% in the six months ended June 30, 2004. We expect our general and administrative expenses to increase in absolute terms as we continue to support the expansion of our business and comply with the requirements of the Sarbanes-Oxley Act.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $752,000 from the three months ended June 30, 2003 to the three months ended June 30, 2004, and decreased $1.3 million from the six months ended June 30, 2003 to the six months ended June 30, 2004. The decreases are due to the completion of the vesting schedule for such stock options. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

        IMPAIRMENT LOSSES ON INVESTMENTS. For the three months ended June 30, 2004, we had no charges relating to other-than-temporary impairments in our strategic investments. For the six months ended June 30, 2004, we recorded $180,000 of impairment charges relating to an other-than-temporary impairment of our investment in iVast. For the three and six months ended June 30, 2003, we recorded $4.3 million of impairment charges relating to an other-than-temporary impairment of our investment in iVast.

        GAINS ON STRATEGIC INVESTMENTS. For the three months ended June 30, 2004, we had no gains on strategic investments. For the six months ended June 30, 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the six months ended June 30, 2004, we recorded a gain on strategic investments of $1.2 million. For the three and six months ended June 30, 2003, we recorded a realized gain of $395,000 from the surrender of the Company's stock in TTR, a public company strategic investment. In addition, during the three and six months ended June 30, 2003, we recorded a realized gain of $41,000 for distributions received in excess of its book value for our investment in NTRU Cryptosystems.

        INTEREST AND OTHER INCOME, NET. Interest and other income increased $32,000 or 3.4% from the three months ended June 30, 2003 to three months ended June 30, 2004. This increase is due to an increase in the balance invested. Interest and other income decreased $340,000 or 16.6% from the six months ended June 30, 2003 to the six months ended June 30, 2004. This decrease is primarily from declining interest rates.

        INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 36.0% for the three months and six months ended June 30, 2004 compared to 40.0% for the three and six months ended 2003. The decrease in the effective tax rates for these periods in 2004 compare to 2003 were primarily due to changes in tax jurisdictions where our income was earned and the reduction in deferred stock-based compensation that is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from cash generated by operations, principally our copy protection products and our enterprise license management products. Our operating activities provided net cash of $33.3 million and $31.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by operating activities increased $2.2 million from the six months ended June 30, 2003 to the six months ended June 30, 2004, primarily due to a significant decrease in our accounts receivable during the six months ended June 30, 2004, resulting from an increase in collections of accounts receivable.

        Investing activities provided (used) net cash of $75.5 million and ($95.9) million for the six months ended June 30, 2004 and 2003, respectively. Cash provided by investing activities increased $171.4 million from the six months ended June 30, 2003 to the six months ended June 30, 2004, primarily due to an increase in net sales and maturities of long and short-term investments. The increase in net sales and maturities of long and short-term investments is due to the reinvestment of these investments into cash equivalents. We made capital expenditures of $2.2 million and $751,000 during the six months ended June 30, 2004 and 2003, respectively. Capital expenditures are primarily for computer software and hardware.

        Net cash provided by financing activities was $3.6 million and $2.5 million for the six months ended June 30, 2004 and 2003, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases. In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any treasury stock in the six months ended June 30, 2004 and 2003. As of June 30, 2004, 2.0 million shares remained authorized for repurchase.

        At June 30, 2004, we had $140.4 million in cash and cash equivalents, $64.2 million in short-term investments and $97.8 million in long-term marketable investment securities, which includes $26.9 million in fair market value of our holdings in Digimarc. Aside from our acquisition of InstallShield Software Corporation, we anticipate that capital expenditures for the next 6 months will not exceed $2.5 million. We also have future minimum lease payments of approximately $35.1 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

        In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation for approximately $76.0 million in cash and additional related acquisition costs. We also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by us based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005.

        We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

        In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During the six months ended June 30, 2004, we paid $723,000 of such contingent consideration in cash relating to revenues generated in the second half of 2003.

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

CONTRACTUAL OBLIGATIONS

        We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of June 30, 2004 were as follows (in thousands):

                                                       Operating
                                                        Leases
                                                     -------------
                Remainder of  2004                     $   2,024
                2005                                       3,823
                2006                                       3,748
                2007                                       3,854
                2008                                       3,920
                2009 and thereafter                       17,743
                                                     -------------

                Total                                  $  35,112
                                                     =============

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. We had no investments in VIEs as of June 30, 2004.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document. The adoption of SAB No. 104 has had no material impact on the Company's financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 123 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. We had no pension plans or other postretirement benefit plans as of June 30, 2004.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal periods beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after December 1, 2003. We adopted the disclosure requirements in the year ended December 31, 2003. We will adopt the accounting guidance effective July 1, 2004. We do not expect the adoption of EITF 03-1 to have a material impact on its financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

        FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $302.4 million as of June 30, 2004. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $649,000 decrease (approximately 0.4%) in the fair value of our fixed income available-for-sale securities as of June 30, 2004. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at approximately 12 to 15 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

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

        STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $26.9 million and $27.0 million, represented 6.5% and 7.0% of our total assets as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of June 30, 2004. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the six months ended June 30, 2004, $180,000 of strategic investments resulting from impairment that was other-than-temporary, was charged to operations.

        As of July 31, 2004, the Company's investment in Digimarc decreased $8.7 million from its value as of June 30, 2004 due to a decline in the share price of Digimarc stock subsequent to June 30, 2004. For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, the Company records a charge to the statement of income for the difference between the market price at period end and the current cost basis. In the event the share price of Digimarc does not recover in the future, an other-than-temporary impairment charge may be incurred for this item in future periods.


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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        We are involved in legal proceedings related to some of our intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

        In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. On or around September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was subsequently consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer sought compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, we acquired Globetrotter.

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

        On December 9, 2002, Ken Greer and Elan filed a notice to appeal the summary judgment of all their counterclaims. In response, on December 23, 2002, we filed a notice to appeal the summary judgment of our patent infringement claims against Ken Greer, Elan and Rainbow. On January 2, 2003, Rainbow filed a notice to appeal the summary judgment of all of its counterclaims. On March 5, 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us. On March 31, 2003, Elan filed an appeal brief abandoning its appeal of the summary judgment order. This left only Ken Greer's appeal and our cross-appeal. On March 23, 2004, the Court of Appeal of the Federal Circuit ("CAFC") ruled in our favor in both the patent infringement and counterclaims appeals related to the appeals of the Ken Greer and Elan litigation. The CAFC ruled that the Northern California District Court was correct in dismissing the counterclaims against us and Globetrotter and the District Court was incorrect in dismissing the patent infringement against Ken Greer and Elan. The patent infringement claim was remanded back to the District Court for adjudication. On May 28, 2004, Elan and Greer agreed to settle the lawsuit with us. A settlement agreement was executed by Elan and Greer in which Elan and Greer acknowledged the validity of our U.S. Patent No. 5,390,297 (the '297 patent) and admitted that Elan's license management software product practiced the prevention function of the `297 patent. Elan, Greer, and Macrovision agreed to dismiss all claims and on June 8, 2004, and we filed a motion for dismissal with the Court, which the parties expect to be granted in the third quarter of 2004.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

        We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003. A hearing before the Court of Appeal in Dusseldorf was scheduled for March 4, 2004, but was postponed by the Court. The new date for the hearing will be in late 2004. We filed a reply brief in response to the expert technical opinion with the Court of Appeals on June 9, 2004. The deadline for ViTec to file its reply brief is August 16, 2004, but we expect ViTec to request an extension.

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

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved patents and patent applications. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge ("APJ") has decided to proceed with the second interference first. Our filing date is prior to InterTrust's filing date, therefore we have been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. We responded with our brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party's brief, cross-examine witnesses offered up by the other party and file various motions and objections during this initial phase of the interference. This initial phase is anticipated to continue for at least the next several months. Following the close of this initial phase, both parties will have an opportunity for an oral hearing, which we anticipate will occur in late 2004. Following the oral hearing, we estimate that the APJ will issue a judgment in early 2005.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). On May 11, 2004, we were granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. We have notified various large retailers of 321

Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. Based on subsequent investigations, we believe that the preliminary injunction has been effective in removing 321 Studios' enjoined products from the marketplace. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which we plan to oppose. We anticipate that the court will issue findings of fact and conclusions of law in the case by the end of the third quarter of 2004.

        As of June 30, 2004, it was not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of stockholders held by Macrovision on May 25, 2004, each of the following individuals was elected to the board of directors to hold office until the 2005 annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal:

                                     VOTES FOR               VOTES WITHHELD
                                  ---------------         --------------------
     John O. Ryan                   31,540,862                 12,517,010
     William A. Krepick             32,137,484                 11,920,388
     Matt Christiano                30,108,495                 13,949,377
     Donna S. Birks                 25,231,007                 18,826,865
     William N. Stirlen             37,963,630                  6,094,242
     Thomas Wertheimer              37,964,060                  6,093,812
     Steven G. Blank                38,576,453                  5,481,419


In addition, the proposal to ratify the appointment of KPMG, LLP as Macrovision's auditors for the year ending December 31, 2004 was approved by the following vote:

                VOTES FOR             VOTES AGAINST             ABSENTIONS
             ---------------       -------------------       ----------------
               41,836,809               2,204,311                 16,751

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                31.01   Rule 13a-15(e)/15d-15(e) Certification
                31.02   Rule 13a-15(e)/15d-15(e) Certification
                32.01   Section 1350 Certification
                32.02   Section 1350 Certification

        (b)     Reports on Form 8-K.

        Macrovision filed a report on Form 8-K on May 3, 2004 announcing our financial results for the quarter ended March 31, 2004 and providing updated guidance for fiscal year 2004, and included the related press release.

        Macrovision filed a report on Form 8-K on June 17, 2004 announcing that it had signed a definitive agreement to acquire the assets and operations of privately held InstallShield Software Corporation, and included the related press release.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:




Date:       August 6, 2004           By:    /s/ William A. Krepick
       -----------------------           ---------------------------------------
                                         William A. Krepick
                                         President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:




Date:      August 6, 2004            By:    /s/ Ian R. Halifax
       -----------------------           ---------------------------------------
                                         Ian R. Halifax
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial Officer
                                         and Secretary