Form 10-Q
period 2004-09-30
MACROVISION CORP
filed 2004-11-08
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

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

                                 (408) 743-8600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes  X   No
                                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Outstanding as of October 29, 2004
      Common stock, $0.001 par value                  49,727,993


                                          MACROVISION CORPORATION
                                                 FORM 10-Q
                                                   INDEX

                                       PART I - FINANCIAL INFORMATION

                                                                                                       Page
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2004
              and December 31, 2003                                                                      1

          Condensed Consolidated Statements of Income
              for the Three and Nine Months Ended September 30, 2004 and 2003                            2

          Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2004 and 2003                                      3

          Notes to Condensed Consolidated Financial Statements                                           4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                    35

Item 4.   Controls and Procedures                                                                       35

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                   39

Item 3.   Defaults Upon Senior Securities                                                               39

Item 4.   Submission of Matters to a Vote of Security Holders                                           39

Item 5.   Other Information                                                                             39

Item 6.   Exhibits                                                                                      39

Signatures                                                                                              40


                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

(UNAUDITED)

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            2004                     2003
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $     70,673             $    27,918
   Short-term investments                                                       88,791                  95,563
   Accounts receivable, net of allowance for doubtful accounts of
     $2,701 and $2,147, respectively                                            31,105                  30,169
   Income taxes receivable                                                       5,292                   3,410
   Deferred tax assets                                                           6,641                   6,599
   Prepaid expenses and other current assets                                     8,646                   5,070
   Restricted cash                                                                 851                       --
                                                                     --------------------     -------------------
          Total current assets                                                 211,999                 168,729
Long-term marketable investment securities                                      63,747                 146,151
Property and equipment, net                                                      8,561                   6,689
Patents, net                                                                    10,721                  10,826
Goodwill                                                                        73,535                  28,630
Other intangibles from acquisitions, net                                        33,410                   8,512
Deferred tax assets                                                             15,392                  15,121
Other assets                                                                       833                     908
                                                                     --------------------     -------------------
                                                                          $    418,198             $   385,566
                                                                     ====================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      4,178             $     4,457
   Deferred revenue                                                             15,437                  10,333
   Other current liabilities                                                    25,442                  25,936
                                                                     --------------------     -------------------
          Total current liabilities                                             45,057                  40,726
Other non current liabilities                                                      881                     874
                                                                     --------------------     -------------------
          Total liabilities                                                     45,938                  41,600
Stockholders' equity:
   Common stock                                                                     53                      52
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  301,362                 292,507
   Deferred stock-based compensation                                                 --                    (185)
   Accumulated other comprehensive income                                        6,346                   8,028
   Retained earnings                                                           102,949                  82,014
                                                                     --------------------     -------------------
          Total stockholders' equity                                           372,260                 343,966
                                                                     --------------------     -------------------
                                                                          $    418,198             $   385,566
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


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------  ------------------------------------
                                                                2004               2003               2004               2003
                                                          -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                     $  42,119          $  28,210          $ 108,950          $  79,675
   Services                                                         6,740              3,006             13,561              8,805
                                                          -----------------  -----------------  -----------------  -----------------
        Total revenues                                             48,859             31,216            122,511             88,480
Cost of revenues:
   License fees                                                     2,737              1,273              5,766              3,395
   Service fees                                                     3,338                625              5,077              1,765
   Amortization of intangibles from acquisitions                    2,403                855              3,959              2,567
                                                          -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                      8,478              2,753             14,802              7,727
                                                          -----------------  -----------------  -----------------  -----------------
Gross profit                                                       40,381             28,463            107,709             80,753
Operating expenses:
   Research and development                                         8,409              4,177             19,704             12,076
   Selling and marketing                                           11,227              6,539             28,553             19,415
   General and administrative                                       6,635              4,612             17,268             13,584
   In-process research and development                              5,400                624              5,400                624
   Amortization of deferred stock-based compensation*                   --                609                185              2,129
                                                          -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                   31,671             16,561             71,110             47,828
                                                          -----------------  -----------------  -----------------  -----------------
        Operating income                                            8,710             11,902             36,599             32,925
   Impairment losses on strategic investments                      (5,298)              (310)            (5,478)            (4,596)
   Gains on strategic investments                                       --                 16              1,220                452
   Interest and other income, net                                     755                842              2,468              2,895
                                                          -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                  4,167             12,450             34,809             31,676
   Income taxes                                                     2,843              4,981             13,874             12,671
                                                          -----------------  -----------------  -----------------  -----------------
        Net income                                              $   1,324          $   7,469          $  20,935          $  19,005
                                                          =================  =================  =================  =================


Basic net earnings per share                                    $    0.03          $    0.15          $    0.42          $    0.39
                                                          =================  =================  =================  =================
Shares used in computing basic net earnings per share              49,577             48,846             49,394             48,661
                                                          =================  =================  =================  =================

Diluted net earnings per share                                  $    0.03          $    0.15          $    0.42          $    0.39
                                                          =================  =================  =================  =================
Shares used in computing diluted net earnings per share            50,671             49,742             50,430             49,318
                                                          =================  =================  =================  =================

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:


                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------  ------------------------------------
                                                                2004               2003               2004               2003
                                                          -----------------  -----------------  -----------------  -----------------

   Cost of revenues                                             $       --          $      79          $      27          $     240
   Research and development                                             --                138                 53                414
   Selling and marketing                                                --                189                 36                867
   General and administrative                                           --                203                 69                608
                                                          -----------------  -----------------  -----------------  -----------------
                                                                $       --          $     609          $     185          $   2,129
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


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                     --------------------------------------------
                                                                             2004                    2003
                                                                     --------------------    --------------------
Cash flows from operating activities:
Net income                                                                 $    20,935             $    19,005
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                               3,401                   2,267
     Amortization of intangibles from acquisitions                               3,959                   2,567
     Amortization of deferred stock-based compensation                             185                   2,129
     Tax benefit from stock options exercises                                    1,882                   1,423
     Impairment losses on strategic investments                                  5,478                   4,596
     Gains on strategic investments                                             (1,220)                   (452)
     Deferred tax expense                                                        3,341                       --
     In-process research and development                                         5,400                     624
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                  1,837                   3,683
       Deferred revenue                                                          2,925                   1,595
       Other assets                                                             (5,070)                    199
       Other liabilities                                                        (6,757)                  3,113
                                                                     --------------------    --------------------
          Net cash provided by operating activities                             36,296                  40,749
Cash flows from investing activities:
     Purchases of long and short-term investments                             (244,823)               (324,267)
     Sales or maturities of long and short-term investments                    324,860                 221,193
     Acquisition of property and equipment                                      (3,318)                 (1,715)
     Acquisition of TTR patents and other assets                                     --                 (5,050)
     Payments for patents                                                         (898)                   (902)
     Proceeds from sale of strategic investments                                 1,220                      57
     Contingent consideration for Midbar acquisition                              (783)                   (480)
     Acquisition of peer to peer assets and related acquisition
        costs, net of cash acquired                                                  --                   (800)
     Acquisition of InstallShield Corporation and related
        acquisition costs, net of cash acquired                                (75,952)                     --
     Increase in restricted cash                                                  (851)                     --
     Other investing activities                                                      --                   (118)
                                                                     --------------------    --------------------
       Net cash used in investing activities                                      (545)               (112,082)
Cash flows from financing activities:
     Proceeds from issuance of common stock from options and stock
       purchase plans                                                            6,974                   4,775
                                                                     --------------------    --------------------
     Net cash provided by financing activities                                   6,974                   4,775
Effect of exchange rate changes on cash and cash equivalents                        30                     440
                                                                     --------------------    --------------------
Net increase (decrease) in cash and cash equivalents                            42,755                 (66,118)
Cash and cash equivalents at beginning of period                                27,918                  98,691
                                                                     --------------------    --------------------
Cash and cash equivalents at end of period                                 $    70,673             $    32,573
                                                                     ====================    ====================


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

     The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2004, for any future year, or for any other future interim period.


NOTE 2 - REVENUE RECOGNITION

     The Company's revenue consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company's content protection technology, licenses for the Company's software products, and related maintenance and services revenues.

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, digital versatile discs ("DVDs"), and compact disks ("CDs") is recognized when realized or realizable and earned. The Company relies on royalty reports from third parties as its basis for revenue recognition. In the Company's DVD, videocassette, and PC games product lines, it has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from customers in pay-per-view ("PPV") and music technology is currently recognized only as reported, due to timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for the Company's music technology products. Advanced royalty fees attributable to minimum guaranteed quantities of licensed units or royalties based on a percentage of licensed product sales are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

     TECHNOLOGY LICENSING REVENUES

     Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators; digital set-top decoder manufacturers; and content owners who utilize the Hawkeye peer-to-peer network content management service is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed or determinable license fee is considered probable.

     SOFTWARE LICENSING REVENUES

     The Company sells its software value management solutions through our direct sales force and through resellers. The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. The Company offers resellers the right of return on its packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company considers all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

     For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist, all revenue is deferred until such time that VSOE of fair value is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

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

     PROFESSIONAL SERVICES REVENUES

     The Company provides consulting and training services to its software vendor and enterprise customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying condensed consolidated financial statements.

     MAINTENANCE REVENUES

     Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying condensed consolidated financial statements.


NOTE 3 - EQUITY BASED COMPENSATION

     The Company accounts for employee stock-based compensation arrangements using the intrinsic value method. If compensation cost for the Company's stock-based compensation plans had been determined in a manner consistent with the fair value approach described in Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net earnings per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   ------------------------------   ------------------------------
                                                                       2004             2003            2004            2003
                                                                   --------------   -------------   --------------  --------------
Net income, as reported                                            $    1,324       $    7,469      $   20,935      $   19,005
Add: stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                              --              365             111           1,277
Deduct: total stock-based employee
   compensation expenses determined under
   fair-value-based method for all rewards,
   net of related tax effects                                          (6,444)          (5,777)        (14,669)        (20,456)
                                                                   --------------   -------------   --------------  --------------
Net income (loss), pro forma                                       $   (5,120)      $    2,057      $    6,377      $     (174)
                                                                   ==============   =============   ==============  ==============


Basic net earnings (loss) per share          As reported           $     0.03       $     0.15      $     0.42      $     0.39
                                             Adjusted pro forma    $    (0.10)      $     0.04      $     0.13      $       --

Diluted net earnings (loss) per share        As reported           $     0.03       $     0.15      $     0.42      $     0.39
                                             Adjusted pro forma    $    (0.10)      $     0.04      $     0.13      $       --

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

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  --------------------------------  ---------------------------------
                                                       2004             2003             2004              2003
                                                  ---------------   --------------  ---------------   ---------------
OPTION PLANS:
Dividends                                              None             None             None              None
Expected term                                       2.3 years         3.4 years       2.4 years          3.2 years
Risk free interest rate                                2.7%             2.2%             2.3%              3.5%
Volatility rate                                       69.2%             74.2%           71.0%             76.2%

ESPP PLAN:
Dividends                                              None             None             None              None
Expected term                                        1.4 years        1.5 years        1.4 years         1.3 years
Risk free interest rate                                2.2%             2.6%             2.3%              2.7%
Volatility rate                                       70.3%             74.9%           70.8%             75.6%

     The weighted average fair values of options granted during the three months ended September 30, 2004 and 2003 were $9.89 and $10.71, respectively. The weighted average fair values of an ESPP purchase share right granted during the three months ended September 30, 2004 and 2003 were $9.19 and $7.43, respectively.

     The weighted average fair values of options granted during the nine months ended September 30, 2004 and 2003 were $9.29 and $8.04, respectively. The weighted average fair values of an ESPP purchase share right granted during the nine months ended September 30, 2004 and 2003 were $8.94 and $7.98, respectively.


NOTE 4 - BUSINESS COMBINATION AND ASSET PURCHASES

     In July 2004, the Company acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. The Company also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005. InstallShield is a leading provider of software installation tools. The acquisition of InstallShield expands the Company's product portfolio in the Software value management category and enables the Company to reach InstallShield's large software developer customer base. InstallShield has been integrated into the Company's Software Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of InstallShield since July 1, 2004, the effective date of the acquisition.

     The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                               AS OF JULY 1, 2004
                                           ----------------------------

Cash and cash equivalents                            $    1,134
Accounts receivable, net                                  2,713
Property and equipment, net                                 738
Other assets                                                532
                                           ----------------------------
  Total tangible assets acquired                          5,117
                                           ----------------------------

Deferred revenue                                         (2,172)
Other liabilities                                        (3,937)
                                           ----------------------------
  Total liabilities assumed                              (6,109)
                                           ----------------------------
Net liabilities assumed                             $      (992)
                                           ============================

     In July 2004, $851,000 of cash was restricted primarily relating to certain liabilities assumed as part of the acquisition of InstallShield. This amount has been classified as "Restricted cash" on the condensed consolidated balance sheet as of September 30, 2004.

     The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of InstallShield (in thousands):

                                                         AMORTIZATION PERIOD IN
     INTANGIBLE ASSET                    $                        YEARS
----------------------------    --------------------     ----------------------

Existing technology                   $  20,100                      4
In-process technology                     5,400                     --
Maintenance agreements                      200                      3
Distribution agreements                   2,000                      6
Trade Name/Trademarks                     6,500                      6
Goodwill                                 43,881               Not Applicable
                                --------------------
Total                                 $  78,081
                                ====================

     The weighted average amortization period for amortizable InstallShield intangible assets is 4.6 years. The in-process technology of $5.4 million has been charged to operations during the three and nine months ended September 30, 2004.

     In August 2003, the Company acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. The Company paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for a total purchase price of $880,000. In addition, during the nine months ended September 30, 2004, the Company paid $95,000 upon the achievement of certain milestones. The purchase price was allocated to in-process technology, core technology and employment agreements. The in-process technology of $624,000 has been charged to operations during the three and nine months ended September 30, 2003.

     In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. ("TTR") for $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 that the Company originally purchased in January 2000. The total purchase price of

$5.7 million was allocated to patents and other intangibles. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in "Gains on strategic investments" in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2003.


NOTE 5 - STRATEGIC INVESTMENTS

     As of September 30, 2004 and December 31, 2003, the adjusted cost of the Company's strategic investments totaled $18.2 million and $27.0 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

The following table summarizes the Company's goodwill from acquisitions as of September 30, 2004 (in thousands):


Goodwill, net at January 1, 2004                               $ 28,630
Acquisition of InstallShield                                     43,881
Midbar contingent consideration                                     683
Changes due to foreign currency exchange rates                      341
                                                        --------------------
Goodwill, net at September 30, 2004                            $ 73,535
                                                        ====================

     As of September 30, 2004, the adjusted cost of the Company's strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of September 30, 2004. The Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges are recorded when it has been determined that an other-than-temporary impairment has occurred.

     For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the three and nine months ended September 30, 2004, the Company recorded an other-than temporary impairment loss of $5.3 million on its investment in Digimarc.

     For equity investments in non-public companies for which there is no market where their value is readily determinable, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $0 and $310,000 of other-than-temporary impairment losses relating to its investment in iVast during the three months ended September 30, 2004 and 2003, respectively, and $180,000 and $4.6 million of other-than-temporary impairment losses relating to its investment in iVast during the nine months ended September 30, 2004 and 2003, respectively. The Company originally invested $5.0 million in iVast in 2001. As of September 30, 2004, the Company's investment in iVast had no remaining carrying value.

     The Company received $1.2 million in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, the Company recorded a gain on strategic investments of $1.2 million. The Company did not record any gains related to its strategic investments during the three months ended September 30, 2004.

     During the nine months ended September 30, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company's stock in TTR, a public company strategic investment (see Note 4). In addition, during the three and nine months ended September 30, 2003, the Company recorded realized gains of $16,000 and $57,000, respectively, representing distributions received in excess of its book value for its investment in NTRU Cryptosystems.


NOTE 7 - INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. As of September 30, 2004 and December 31, 2003, deferred tax assets net of valuation allowances, totaled $22.0 million and $21.7 million, respectively. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. The Company believes that sufficient uncertainty exists regarding its ability to realize its deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. During the quarter ended September 30, 2004, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to captial loss carryforwards; therefore, a valuation allowance was established against such deferred tax assets. The Company recorded income tax expense of $3.3 million during the three and nine months ended September 30, 2004 as result of the increase in valuation allowance.

     The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. The Company's effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income. The Company is also subject to changing tax laws in the multiple jurisdictions in which it operates.

     Including the charge of $3.3 million during the quarter ended September 30, 2004, the annual effective rate for the year is estimated to be approximately 36% of pretax income. Income tax expense represents combined federal, state and foreign taxes at effective rates of 68% and 40% for the three and nine months ended September 30, 2004, respectively, compared to 40% for the three and nine months ended September 30, 2003. The change in effective tax rates for those periods in 2004 compared to 2003 were primarily due to the increase in valuation allowance and the change in tax jurisdictions where the Company's income was earned.

NOTE 7 - EARNINGS PER SHARE

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

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                --------------------------------    --------------------------------
                                                    2004              2003              2004              2003
                                                --------------    --------------    --------------    --------------
Basic net EPS - weighted average number of
   common shares outstanding                           49,577            48,846            49,394            48,661
Effect of dilutive potential common shares -
   stock options outstanding                            1,094               896             1,036               657
                                                --------------    --------------    --------------    --------------
Diluted net EPS - weighted average number of
   common shares and potential common shares
   outstanding                                         50,671            49,742            50,430            49,318
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           3,322             3,827             2,770             4,233
                                                ==============    ==============    ==============    ==============

Weighted average exercise price of
   anti-dilutive shares                               $ 30.24           $ 41.79           $ 32.38           $ 40.86
                                                ==============    ==============    ==============    ==============

     The anti-dilutive shares excluded from the diluted net EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company had no investments in VIEs as of September 30, 2004.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 123 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company had no pension plans or other postretirement benefit plans covered by SFAS No. 132 as of September 30, 2004.

     In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, this guidance has been delayed to an unknown date by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure requirements continue to be effective for annual periods ending after December 15, 2003, for investments accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115.") For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. The Company adopted the disclosure requirements for investments accounted for under SFAS 115 in the year ended December 31, 2003. For all other investments within the scope of EITF 03-1, the Company will adopt the disclosure requirements for the year ending December 31, 2004. The Company is uncertain of the effect of adopting the accounting guidance under EITF 03-1.

     In July 2004, the FASB issued EITF Issue No. 02-14 ("EITF 02-14") "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 includes new guidance for determining whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the scope provisions of APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK, and FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, interact. The accounting guidance provided in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The Company will adopt the accounting guidance effective October 1, 2004. The Company does not expect the adoption of EITF 02-14 to have a material impact on its financial position or results of operations.

NOTE 9 - OFFER TO EXCHANGE OUTSTANDING STOCK OPTIONS TO PURCHASE COMMON STOCK

     On May 27, 2003, the Company's stockholders approved a program to permit the exchange of stock options issued under the 2000 Equity Plan and the 1996 Equity Incentive Plan having an exercise price greater than $28.00 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options (the "Option Exchange Program").

     On August 20, 2003, the Company implemented the Option Exchange Program by filing a Tender Offer Statement with the U.S. Securities and Exchange Commission. The Option Exchange Program was offered from August 20, 2003 to September 19, 2003. On September 19, 2003, pursuant to the Option Exchange Program, the Company accepted for cancellation, options to purchase 969,215 shares of common stock. On March 22, 2004, employees who continued employment with the Company were granted new options to purchase 319,749 shares of common stock in exchange for such cancelled options. Key executive officers and directors of the Company were not eligible to participate in the Option Exchange Program.

     The Company designed the Option Exchange Program so that the Company did not need to record compensation expense from the issuance of new stock options under current generally accepted accounting principles in the United States.


NOTE 10 - COMPREHENSIVE (LOSS) INCOME

     The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                               ---------------------------------    --------------------------------
                                                    2004               2003              2004              2003
                                               --------------     --------------    --------------    --------------
Net income                                       $    1,324         $    7,469        $   20,935        $   19,005
Other comprehensive income (loss):
   Unrealized (losses) gains on investments          (2,051)            (1,274)           (2,306)            4,010
   Foreign currency translation adjustments            (143)               118               624             1,219
                                               --------------     --------------    --------------    --------------
Comprehensive (loss) income                      $     (870)        $    6,313        $   19,253        $   24,234
                                               ==============     ==============    ==============    ==============

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group licenses content protection technology to video, music, and PC games content owners. The Company's Hawkeye peer-to-peer file management service that was introduced in the second quarter of 2004 is also included in the Entertainment Technologies Group. The Software Technologies Group develops and markets the Company's Software value management solutions which include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products.

     Segment income is based on segment revenue less the respective segment's cost of revenues, excluding amortization of intangibles from acquisitions, selling and marketing expenses and research and development expenses. The following segment reporting information of the Company is provided (in thousands):


REVENUES:
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2004              2003               2004              2003
                                              ---------------   ---------------    ---------------    --------------
Entertainment Technologies Group                $    27,375       $    22,538        $    75,697        $    63,728
Software Technologies Group                          21,484             8,678             46,814             24,752
                                              ---------------   ---------------    ---------------    --------------
                                                $    48,859       $    31,216        $   122,511        $    88,480
                                              ===============   ===============    ===============    ==============

INCOME BEFORE INCOME TAXES:
                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 --------------------------------    -------------------------------
                                                      2004              2003              2004              2003
                                                 --------------    --------------    --------------    -------------

Entertainment Technologies Group                 $     17,900        $   15,921      $     49,690        $  44,965
Software Technologies Group                             6,419             3,036            16,021            7,626
Other                                                  (1,171)             (355)           (2,300)            (762)
                                                 --------------    --------------    --------------    -------------
  Segment income                                       23,148            18,602            63,411           51,829
General and administrative                             (6,635)           (4,612)          (17,268)         (13,584)
In-process research and development                    (5,400)             (624)           (5,400)            (624)
Amortization of intangibles from acquisitions          (2,403)             (855)           (3,959)          (2,567)
Amortization of deferred stock-based
   compensation                                            --              (609)             (185)          (2,129)
Impairment losses on strategic investments             (5,298)             (310)           (5,478)          (4,596)
Gains on strategic investments                             --                16             1,220              452
Interest and other income, net                            755               842             2,468            2,895
                                                 --------------    --------------    --------------    -------------
                                                 $      4,167        $    12,450     $     34,809      $    31,676
                                                 ==============    ==============    ==============    =============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:
                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                 --------------------------------    -------------------------------
                                                      2004              2003              2004              2003
                                                 --------------    --------------    --------------    -------------

United States                                         $ 27,915          $ 18,192          $ 69,354         $ 50,645
International                                           20,944            13,024            53,157           37,835
                                                 --------------    --------------    --------------    -------------
                                                      $ 48,859          $ 31,216          $122,511         $ 88,480
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

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. In September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer sought compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, the Company acquired Globetrotter.

     In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al. In 2002, Federal District Court granted the Company's motions for summary judgment and dismissed all of the claims against Globetrotter and Matt Christiano.

     In December 2002 and January 2003, Ken Greer and Elan appealed the summary judgment of their counterclaims. The Company appealed the summary judgment of its patent infringement claims against Ken Greer, Elan and Rainbow; and Rainbow appealed the summary judgment of its counterclaims. In March 2003, the Company entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and the Company and Elan filed a brief abandoning its appeal. This left only Ken Greer's appeal and the Company's cross-appeal. On March 23, 2004, the Court of Appeal of the Federal Circuit ruled in the Company's favor in both the patent infringement and counterclaims appeals holding that the Federal District Court was correct in dismissing the counterclaims against the Company and Globetrotter but was incorrect in dismissing the patent infringement claim against Ken Greer and Elan. The patent infringement claim was remanded to the Federal District Court for adjudication. On May 28, 2004, Elan, Greer and the Company agreed to settle the lawsuit and dismiss all claims. A settlement agreement was executed in which Elan and Greer acknowledged the validity of the Company's U.S. Patent No. 5,390,297 (the '297 patent) and admitted that Elan's license management software product practiced the prevention function of the `297 patent. On June 8, 2004, the Company filed a motion for dismissal with the Court, which the parties expect to be granted in late 2004 or early 2005.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company's patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against the Company. The Company appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to the Company on July 3, 2003. The Company filed a brief in response to the expert technical opinion with the Court of Appeals on June 9, 2004 and ViTec filed its reply brief on September 14, 2004. The Company plans to file a reply brief in response to ViTec's brief prior to oral proceedings scheduled for November 11, 2004.

     In the event of an adverse ruling, the Company may incur a corresponding decline in demand for its video copy protection technology, which could harm its business in Germany. In addition, the Company may be obligated to pay ViTec's attorney fees.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

     The Company received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between the Company's U.S. Patent No. 5,845,281 (the "`281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents of InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with the Company's existing copy protection business.

     An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved patents and patent applications. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge ("APJ") has decided to proceed with the second interference first. Because the Company's filing date is prior to InterTrust's filing date, the Company has been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. The Company responded with its brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party's brief, cross-examine witnesses offered up by the other party and file various motions and objections during this initial phase of the interference. This initial phase is anticipated to continue for at least the next several months. Following the close of this initial phase, both parties will have an opportunity for an oral hearing, which the Company anticipates will occur in early 2005. Following the oral hearing, the Company estimates that the APJ will issue a judgment later in 2005. InterTrust had also brought an inequitable conduct motion against the Company alleging misconduct during the original prosecution of the `281 patent. However, the Company successfully obtained the dismissal of this motion in September 2004.

MACROVISION VS. 321 STUDIOS LLC

     On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes the Company's patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which the Company opposed. The Company anticipates that the court will issue findings of fact and conclusions of law in the case by the end of the fourth quarter of 2004. The Company has notified various large retailers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has discontinued sales and/or distribution of enjoined products.

BIS ADVANCED SOFTWARE SYSTEMS, LTD. VS. INSTALLSHIELD SOFTWARE CORPORATION ET.
AL.

     On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. The Company acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly relates to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent does not appear to implicate any current core InstallShield products. The Company is in the process of conducting a preliminarily review of the coverage of the patent claims and intends to vigorously defend this suit.

     As of September 30, 2004, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In the Company's opinion, none of these other disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operation or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN THE OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

OVERVIEW

     Macrovision Corporation, a Delaware corporation founded in 1983, develops and licenses digital media content protection, rights management and software value management technologies. Software value management solutions are those various software infrastructure tools that provide software developers with embedded pricing, licensing, rights management, installation, compliance, and update capabilities and enterprise end user IT organizations with software asset management, updating, and packaging functionality. Our customers include: major Hollywood studios; independent video producers; hardware and software vendors; music labels; consumer electronic, PC and digital set-top box manufacturers; digital pay-per-view (PPV) and video-on-demand (VOD) network operators; and enterprise IT organizations. We provide entertainment content owners and software developers with the means to market, distribute, manage and protect video, software and audio content.

     Our copy protection technologies are deployed on various media formats, distribution platforms, and hardware devices including: DVDs, videocassettes, music CDs, and games on CD-ROMs; DVD players and recorders, digital set-top box and hard drive recorders; and cable/satellite/telco networks and Internet Protocol delivery platforms. Most of our software value management solutions are incorporated into other software vendors' products, and other products are sold as software asset management tools for enterprise IT organizations.

     We are organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group licenses content protection technology to video, music, and PC games content owners. Our Hawkeye peer-to-peer file management service that was introduced in the second quarter of 2004 is also included in the Entertainment Technologies Group. The Software Technologies Group develops and markets our Software value management solutions which include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products.

     The following table provides revenue information by business unit (dollars in thousands):


                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              -----------------------------------
                                                   2004               2003             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------
Entertainment Technologies Group                $    27,375        $    22,538         $    4,837             21.5%
Software Technologies Group                          21,484              8,678             12,806            147.6
                                              ---------------    ----------------    --------------
                                                $    48,859        $    31,216         $   17,643             56.5
                                              ===============    ================    ==============


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              -----------------------------------
                                                   2004               2003             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------

Entertainment Technologies Group                $    75,697        $    63,728         $  11,969              18.8%
Software Technologies Group                          46,814             24,752            22,062              89.1
                                              ---------------    ----------------    --------------
                                                $   122,511        $    88,480         $  34,031              38.5
                                              ===============    ================    ==============

     The following table provides percentage of revenue information by business unit:

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              ------------------------------    ------------------------------
                                                  2004             2003             2004             2003
                                              -------------    -------------    -------------    -------------

 Entertainment Technologies Group                   56.0%            72.2%            61.8%            72.0%
Software Technologies Group                         44.0             27.8             38.2             28.0
                                              -------------    -------------    -------------    -------------
                                                   100.0%           100.0%           100.0%           100.0%
                                              =============    =============    =============    =============

ENTERTAINMENT TECHNOLOGIES GROUP

     Our Entertainment Technologies Group generates revenue from the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Royalties from MPAA studios represented 26.5% and 36.6% of our revenues for the three months ended September 30, 2004 and 2003, respectively, and 29.8% and 36.7% of our revenues for the nine months ended September 30, 2004 and 2003, respectively. Our Entertainment Technologies Group also generates revenues from licensing digital PPV and video-on-demand
(VOD) content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We also receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. In addition, our Entertainment Technologies Group generates revenues from customers implementing our CD-ROM copy protection technology on PC games, as well as customers in the music industry who implement our copy technology on compact discs.

     Revenues from our Entertainment Technologies Group increased $4.8 million, or 21.5% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $12.0 million or 18.8% from the nine months ended September 30, 2003 to the nine months ended

September 30, 2004. The increases are primarily due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution despite declining unit royalties over the past two years. During the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. During the second quarter of 2004, we recognized approximately $1.2 million of revenue from studio volume replicated during the first quarter of 2004. During the third quarter of 2004 we recognized approximately $1.7 million of revenue from studio volume replicated during the first two quarters of 2004. We were not able to record these revenues in the quarter in which the volumes were replicated due to prolonged contract negotiations. During the second quarter of 2003 and the nine months ended September 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer's over reporting claim. Additionally, during the three and nine months ended September 30, 2003, DVD copy protection revenues included approximately $458,000 resulting from royalty audit activity that detected underreporting by certain replicators in prior periods.

     We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have underreported to us the amount of royalties owed under license agreements with us. As a result, from time to time, we may not receive timely replicator reports and therefore, we recognize revenues that relate to activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

     To a lesser extent, the increases in revenue from our Entertainment Technologies Group are also due to an increase in PPV and music technology revenues. The increase in PPV revenue is primarily from royalties and license fees from set top box manufacturers due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators' businesses. The increase in music copy protection technology products is due to continuing use in Asia and Europe, and to a particular technology license for our controlled burning feature with an international on-line e-music store customer.

     From the three and nine months ended September 30, 2003 to 2004, videocassette copy protection revenues have continued to decrease in absolute terms as the trend of MPAA studios to discontinue copy protecting their VHS releases has continued. Our PC Games technology revenues have decreased from the nine months ended September 30, 2003 to 2004 due to increased competition, resulting in a reduction in volumes copy protected by our technology as well as declining per unit prices. Despite the increased competition, PC games revenues have increased modestly from the three months ended September 30, 2003 to 2004.

     We believe that total revenues from our Entertainment Technologies Group in future quarters will increase in absolute terms and continue to be a significant part of our revenues, although our DVD per unit royalties will continue to decline and our DVD revenues may decline in absolute terms.

SOFTWARE TECHNOLOGIES GROUP

     Our software products generate revenue from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies Group increased $12.8 million or 147.6% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $22.1 million or 89.1% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. For the three months ended September 30, 2003 to the three months ended September 30, 2004, 100% of the increase in our Software Technologies Group revenue is due to the inclusion of InstallShield since July 1, 2004, and 47.6% of the increase is due to increased sales of our FLEXnet license management solutions resulting from the impact of broad based product and marketing programs and additional sales personnel in our Software Technologies Group. For the nine months ended September 30, 2003 to the nine months ended September 30, 2004, 54.1% of the increase in our Software Technologies Group revenue is due to increased sales of our FLEXnet license management solutions resulting from the impact of broad based product and marketing programs and additional sales personnel in our Software Technologies Group, and 35.0% of the increase is due to the inclusion of InstallShield since July 1, 2004. We believe that revenues from our Software Technologies Group will continue to increase in future quarters in absolute terms and as a percentage of our total REVENUES.

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

COSTS AND EXPENSES

     Our cost of revenues in our Entertainment Technologies Group consists primarily of service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners and costs of equipment used to apply our technology. Our cost of revenues in our Software Technologies Group includes software product support costs, direct labor and benefit costs of employees' time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also include patent defense costs, amortization of licensed technologies and amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

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

     REVENUE RECOGNITION

     Our revenue consists of royalty fees on copy-protected products on a per unit basis, licenses for our content protection technologies, licenses for our software products, and related maintenance and services revenues.

     ROYALTY REVENUES

     Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from third parties as our basis for revenue recognition. In our DVD, videocassette, and PC games product lines, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from our PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products. Advanced royalty fees attributable to minimum guaranteed quantities of licensed units or royalties based on a percentage of licensed product sales are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

     TECHNOLOGY LICENSING REVENUES

     Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators; digital set-top decoder manufacturers; and content owners who utilize our Hawkeye peer-to-peer network content management service is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

     SOFTWARE LICENSING REVENUES

     We sell our software value management solutions through our direct sales force and through resellers. We recognize revenue on our software products in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. We offer resellers the right of return on our packaged products under certain policies and programs. We estimate and record reserves for product returns as an offset to revenue. We consider all arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

     For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until such time as VSOE of fair value for all undelivered elements is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

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

     PROFESSIONAL SERVICES REVENUES

     We provide consulting and training services to our software vendor and enterprise customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying condensed consolidated financial statements.

     MAINTENANCE REVENUES

     Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying condensed consolidated financial statements.

     VALUATION OF STRATEGIC INVESTMENTS

     As of September 30, 2004 and December 31, 2003, the adjusted cost of our strategic investments totaled $18.2 million and $27.0 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

     We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded an other-than temporary impairment of $5.3 million on our investment in Digimarc during the three and nine months ended September 30, 2004.

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

     In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, we recorded $180,000 of other-than-temporary impairment losses relating to our investment in iVast during the first quarter of 2004. As of September 30, 2004, our investment in iVast had no remaining carrying value.

     During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, we recorded a gain on strategic investments of $1.2 million.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over fair value of assets of businesses acquired. We account for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In the nine months ended September 30, 2004 and fiscal year 2003, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

     In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2002 and October 2003, we completed our annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill as of December 31, 2002 and 2003. The 2004 annual impairment analysis has been scheduled for October 2004 and is currently in progress at the time of this filing.

     IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the nine months ended September 30, 2004 and fiscal year 2003, no impairment charges were recorded for long-lived assets.

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

     INCOME TAXES

     We account for income taxes using the asset and liability method. As of September 30, 2004 and December 31, 2003, deferred tax assets net of valuation allowances, totaled $22.0 million and $21.7 million, respectively. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions. During the quarter ended September 30, 2004, we determined that sufficient uncertainty existed regarding our ability to realize our deferred tax assets related to capital loss carryforwards; therefore, a valuation allowance was established against such deferred tax assets. We recorded income tax expense of $3.3 million during the three and nine months ended September 30, 2004 as result of the increase in valuation allowance.

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

     Including the charge of $3.3 million during the quarter ended September 30, 2004, the annual effective rate for 2004 is estimated to be approximately 36% of pretax income. Income tax expense represents combined federal, state and foreign taxes at effective rates of 68% and 40% for the three and nine months ended September 30, 2004, respectively, compared to 40% for the three and nine months ended September 30, 2003. The change in effective tax rates for those periods in 2004 compared to 2003 were primarily due to the increase in valuation allowance and the change in tax jurisdictions where our income was earned.

RESULTS OF OPERATIONS

     The following table provides information on our results of operations (dollars in thousands):


                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                           -------------------------------------
                                                 2004                2003               $ CHANGE            % CHANGE
                                           -----------------    ----------------    -----------------    ---------------
Revenues:
   Licenses                                      $  42,119            $  28,210           $  13,909             49.3%
   Services                                          6,740                3,006               3,734            124.2
                                           -----------------    ----------------    -----------------
        Total revenues                              48,859               31,216              17,643             56.5
Cost of revenues:
   License fees                                      2,737                1,273               1,464            115.0
   Service fees                                      3,338                  625               2,713            434.1
   Amortization of intangibles from
      acquisitions                                   2,403                  855               1,548            181.1
                                           -----------------    ----------------    -----------------
        Total cost of revenues                       8,478                2,753               5,725            208.0
                                           -----------------    ----------------    -----------------
Gross profit                                        40,381               28,463              11,918             41.9
Operating expenses:
   Research and development                          8,409                4,177               4,232            101.3
   Selling and marketing                            11,227                6,539               4,688             71.7
   General and administrative                        6,635                4,612               2,023             43.9
   In-process research and development               5,400                  624               4,776            765.4
   Amortization of deferred stock based
      compensation                                      --                  609                (609)          (100.0)
                                           -----------------    ----------------    -----------------
        Total operating expenses                    31,671               16,561              15,110             91.2
                                           -----------------    ----------------    -----------------
              Operating income                       8,710               11,902              (3,192)           (26.8)
   Impairment losses on strategic
      investments                                   (5,298)                (310)             (4,988)        (1,609.0)
   Gains on strategic investments                       --                   16                 (16)          (100.0)
   Interest and other income, net                      755                  842                 (87)           (10.3)
                                           -----------------    ----------------    -----------------
        Income before income taxes                   4,167               12,450              (8,283)           (66.5)
   Income taxes                                      2,843                4,981              (2,138)           (42.9)
                                           -----------------    ----------------    -----------------
        Net income                               $   1,324            $   7,469           $  (6,145)           (82.3)
                                           =================    ================    =================


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                           ---------------------------------------
                                                  2004                 2003              $ CHANGE          % CHANGE
                                           -------------------    ----------------    ---------------    --------------
Revenues:
   Licenses                                      $ 108,950              $  79,675           $ 29,275            36.7%
   Services                                         13,561                  8,805              4,756            54.0
                                           -------------------    ----------------    ---------------
        Total revenues                             122,511                 88,480             34,031            38.5
Cost of revenues:
   License fees                                      5,766                  3,395              2,371            69.8
   Service fees                                      5,077                  1,765              3,312           187.6
   Amortization of intangibles from
      acquisitions                                   3,959                  2,567              1,392            54.2
                                           -------------------    ----------------    ---------------
        Total cost of revenues                      14,802                  7,727              7,075            91.6
                                           -------------------    ----------------    ---------------
Gross profit                                       107,709                 80,753             26,956            33.4
Operating expenses:
   Research and development                         19,704                 12,076              7,628            63.2
   Selling and marketing                            28,553                 19,415              9,138            47.1
   General and administrative                       17,268                 13,584              3,684            27.1
   In-process research and development               5,400                    624              4,776           765.4
   Amortization of deferred stock based
      compensation                                     185                  2,129             (1,944)          (91.3)
                                           -------------------    ----------------    ---------------
        Total operating expenses                    71,110                 47,828             23,282            48.7
                                           -------------------    ----------------    ---------------
              Operating income                      36,599                 32,925              3,674            11.2
   Impairment losses on investments                 (5,478)                (4,596)              (882)          (19.2)
   Gains on strategic investments                    1,220                    452                768           169.9
   Interest and other income, net                    2,468                  2,895               (427)          (14.7)
                                           -------------------    ----------------    ---------------
        Income before income taxes                  34,809                 31,676              3,133             9.9
   Income taxes                                     13,874                 12,671              1,203             9.5
                                           -------------------    ----------------    ---------------
        Net income                               $  20,935              $  19,005           $  1,930            10.2
                                           ===================    ================    ===============

     LICENSE REVENUES. Our license revenues increased $13.9 million or 49.3% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $29.3 million or 36.7% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.

     For the three months ended September 30, 2003 to the three months ended September 30, 2004, 27.2% of the increase in license revenues is primarily due to higher revenue from our DVD, PPV, music content protection and FLEXnet products. For the three months ended September 30, 2003 to the three months ended September 30, 2004, 22.1% of the increase in license revenues is due to the inclusion of InstallShield revenue since July 1, 2004.

     For the nine months ended September 30, 2003 to the nine months ended September 30, 2004, 28.9% of the increase in license revenues is primarily due to higher revenue from our DVD, PPV, music content protection and FLEXnet products. For the nine months ended September 30, 2003 to the nine months ended September 30, 2004, 7.8% of the increase is due to the inclusion of InstallShield revenue since July 1, 2004.

     DVD revenues are higher due to the continued growth in demand of the DVD format, a strong hit release schedule that more than offset modest declines in our average unit royalties and decreased usage by certain Hollywood studios. During the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during the fourth quarter of 2003. During the second quarter of 2004, we recognized approximately $1.2 million of revenue from studio volume replicated during the first quarter of 2004. During the third quarter of 2004 we recognized approximately $1.7 million of revenue from studio volume replicated during the first two quarters of 2004. We were not able to record these revenues in the quarter in which the volumes were replicated due to prolonged contract negotiations. During the second quarter of 2003 and the nine months ended September 30, 2003, the increase in DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer's over reporting claim. During the three and nine months ended September 30, 2003, DVD copy protection revenues included approximately $458,000 resulting from royalty audit activity that detected underreporting by certain replicators in prior periods. The increase in license revenues is also due to an increase in PPV revenue, primarily from royalties and license fees from digital set top boxes due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators' businesses. The increase in music copy protection technology products is due to continuing use in Asia and Europe, and to a particular technology license for our controlled burning feature with an international on-line e-music store customer.

     Excluding the inclusion of InstallShield since July 1, 2004, the increases in license revenue from our Software Technologies Group are primarily due to increased sales of our FLEXnet license management solutions resulting from the impact of broad based product and marketing programs and additional sales personnel in our Software Technologies Group.

     SERVICE REVENUES. Our service revenues increased $3.7 million or 124.2% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and $4.8 million or 54.0% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. For the three months ended September 30, 2003 to the three months ended September 30, 2004, 43.0% of the increase in service revenues is primarily due to the growth of our professional services practice which has generated higher consulting revenue and our increased market penetration has resulted in higher maintenance revenue. 81.2% of the increase in service revenues is primarily due to the inclusion of InstallShield since July 1, 2004. For the nine months ended September 30, 2003 to the nine months ended September 30, 2004, 27.7% of the increase in service revenues is primarily due to the inclusion of InstallShield since July 1, 2004, and 26.3% is due to the growth of our professional services practice which has generated higher consulting revenue and our increased market penetration has resulted in higher maintenance revenue.

     COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues increased from 4.5% for the three months ended September 30, 2003 to 6.5% for the three months ended September 30, 2004, and increased from 4.3% for the nine months ended September 30, 2003 to 5.3% for the nine months ended September 30, 2004. Cost of revenues from license fees increased $1.5 million or 115.0% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $2.4 million or 69.8% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increases are primarily due to higher patent defense costs and higher patent amortization costs. To a lesser extent, the increase is due to the inclusion of InstallShield since July 1, 2004. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

     COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 20.8% for the three months ended September 30, 2003 to 49.5% for the three months ended September 30, 2004, and increased from 20.0% for the nine months ended September 30, 2003 to 37.4% for the nine months ended September 30, 2004. Cost of revenues from service fees increased $2.7 million or 434.1% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $3.3 million or 187.6% for the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increases are primarily due to the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. The increases are also due to the inclusion of InstallShield since July 1, 2004. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

     COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles increased $1.5 million from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $1.4 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increase is primarily due to the amortization of intangibles from the acquisition of InstallShield in July 2004.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased by $4.2 million or 101.3% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $7.6 million or 63.2% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increase is primarily due to increased research and development activities for our video technology, music technology, peer-to-peer network content management and software value management products resulting in higher costs. The increases are also due to the inclusion of InstallShield since July 1, 2004. Research and development expenses increased as a percentage of revenues from 13.4% in the three months ended September 30, 2003 to 17.2% in the three months ended September 30, 2004, and increased from 13.6% in the nine months ended September 30, 2003 to 16.1% in the nine months ended September 30, 2004. We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity to support customer/market demand for new technologies from our Entertainment Technologies Group and Software Technologies Group.

     SELLING AND MARKETING. Selling and marketing expenses increased by $4.7 million or 71.7% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $9.1 million or 47.1% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increases are due to higher costs from increased business development activities for our entertainment and software technologies products on an overall basis as well as increased commission costs associated with higher revenue levels. The increases are also due to the inclusion of InstallShield since July 1, 2004. Selling and marketing expenses increased as a percentage of revenues from 20.9% in the three months ended September 30, 2003 to 23.0% for the three months ended September 30, 2004, and increased from 21.9% from the nine months ended September 30, 2003 to 23.3% for the nine months ended September 30, 2004. Selling and marketing expenses are expected to increase in absolute terms and as a percentage of revenues as we continue to expand our efforts to increase our market share and grow our business.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.0 million or 43.9% from the three months ended September 30, 2003 to the three months ended September 30, 2004, and increased $3.7 million or 27.1% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The increases are primarily due to increased headcount and related costs to support the overall growth of our business units and higher costs for compliance with the Sarbanes-Oxley Act of 2002. To a lesser extent, the increase is also due to the inclusion of InstallShield since July 1, 2004. General and administrative expenses decreased as a percentage of revenues from 14.8% in the three months ended September 30, 2003 to 13.6% in the three months ended September 30, 2004 and decreased from 15.4% in the nine months ended September 30, 2003 to 14.1% in the nine months ended September 30, 2004. We expect our general and administrative expenses to increase in absolute terms as we continue to support the expansion of our business, to integrate the administrative and systems infrastructure between InstallShield and Macrovision, and to comply with the requirements of the Sarbanes-Oxley Act of 2002.

     IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of InstallShield in July 2004, $5.4 million was charged to in-process research and development in the three and nine months ended September 30, 2004. In connection with the acquisition of intellectual property and other assets in the peer-to-peer space, $624,000 was charged to in-process research and development in the three and nine months ended September 30, 2003.

     AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $609,000 from the three months ended September 30, 2003 to the three months ended September 30, 2004, and decreased $1.9 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The decreases are due to the completion of the vesting schedule for such stock options. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

     IMPAIRMENT LOSSES ON STRATEGIC INVESTMENTS. For the three months ended September 30, 2004, we recorded $5.3 million in charges relating to an other-than-temporary impairment in our investment in Digimarc. For the nine months ended September 30, 2004, we recorded $5.5 million in charges relating to other-than-temporary impairments in our investments in Digimarc and iVast. For the three and nine months ended September 30, 2003, we recorded $310,000 and $4.6 million, respectively, of charges relating to other-than-temporary impairments of our investment in iVast.

     GAINS ON STRATEGIC INVESTMENTS. For the three months ended September 30, 2004, we had no gains on strategic investments. For the nine months ended September 30, 2004, we received $1.2 million in cash for our interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the nine months ended September 30, 2004, we recorded a gain on strategic investments of $1.2 million. During the three months ended September 30, 2003, we recorded a realized gain of $16,000 for distributions received in excess of its book value for our investment in NTRU Cryptosystems, a private company strategic investment. During the nine months ended September 30, 2003, we recorded a realized gain of $395,000 from the surrender of our stock in TTR, a public company strategic investment and a realized gain of $57,000 for distributions received in excess of its book value for our investment in NTRU Cryptosystems, a private company strategic investment.

     INTEREST AND OTHER INCOME, NET. Interest and other income decreased $87,000 or 10.3% from the three months ended September 30, 2003 to the three months ended September 30, 2004. This decrease is primarily due to a decrease in the amounts invested, which were used to fund the InstallShield acquisition. Interest and other income decreased $427,000 or 14.7% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. This decrease is primarily due to declining interest rates and a decrease in the amounts invested.

     INCOME TAXES. Including the charge of $3.3 million during the quarter ended September 30, 2004, the annual effective rate for the year is estimated to be approximately 36% of pretax income. Income tax expense represents combined federal, state and foreign taxes at effective rates of 68% and 40% for the three and nine months ended September 30, 2004, respectively, compared to 40% for the three and nine months ended September 30, 2003. The change in effective tax rates for those periods in 2004 compared to 2003 were primarily due to the increase in valuation allowance and the change in tax jurisdictions where our income was earned.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $36.3 million and $40.7 million for the nine months ended September 30, 2004 and 2003, respectively. Cash provided by operating activities decreased $4.5 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, primarily due to tax payments made during the year.

     Investing activities used net cash of $545,000 and $112.1 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities decreased $111.5 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004, primarily due to an increase in net sales and maturities of long and short-term investments. The increase in net sales and maturities of long and short-term investments is due to the use of proceeds to acquire InstallShield in July 2004. We made capital expenditures of $3.3 million and $1.7 million during the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures are primarily for computer software and hardware.

     In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. We also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by us based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005. InstallShield is a leading provider of software installation tools. The acquisition of InstallShield expands our product portfolio in the software value management category and enables us to reach InstallShield's large software developer customer base. InstallShield's personnel, operations, and products have been integrated into our Software Technologies Group.

     Net cash provided by financing activities was $7.0 million and $4.8 million for the nine months ended September 30, 2004 and 2003, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases. In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Our repurchases of shares of common stock have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any treasury stock in the nine months ended September 30, 2004 and 2003. As of September 30, 2004, 2.0 million shares remained authorized for repurchase.

     At September 30, 2004, we had $70.7 million in cash and cash equivalents, $88.8 million in short-term investments, $63.7 million in long-term marketable investment securities, which includes $18.2 million in fair market value of our holdings in Digimarc, and $851,000 in restricted cash. We anticipate that capital expenditures for the next quarter will not exceed $1.3 million. We also have future minimum lease payments of approximately $37.7 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

     We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

     In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During the nine months ended September 30, 2004, we paid $783,000 of such contingent consideration in cash relating to revenues generated in 2003.

     Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

CONTRACTUAL OBLIGATIONS

     We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of September 30, 2004 were as follows (in thousands):

                                                       Operating
                                                        Leases
                                                     ------------
                Remainder of  2004                       $ 1,225
                2005                                       4,596
                2006                                       4,552
                2007                                       4,686
                2008                                       4,828
                2009 and thereafter                       17,780
                                                     ------------

                Total                                  $  37,667
                                                     ============


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. We had no investments in VIEs as of September 30, 2004.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC's "Revenue Recognition in Financial

Statements -- Frequently Asked Questions and Answers" document. The adoption of SAB No. 104 has had no material impact on our financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. We had no pension plans or other postretirement benefit plans covered by SFAS No.132 as of September 30, 2004.

     In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, this guidance has been delayed to an unknown date by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure requirements continue to be effective for annual periods ending after December 15, 2003, for investments accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115.") For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. We adopted the disclosure requirements for investments accounted for under SFAS 115 in the year ended December 31, 2003. For all other investments within the scope of EITF 03-1, we will adopt the disclosure requirements for the year ending December 31, 2004. We are uncertain of the effect of adopting the accounting guidance under EITF 03-1.

     In July 2004, the FASB issued EITF Issue No. 02-14 ("EITF 02-14") "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 includes new guidance for determining whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the scope provisions of APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK, and FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, interact. The accounting guidance provided in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. We will adopt the accounting guidance effective October 1, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

     FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities and restricted cash of $224.1 million as of September 30, 2004. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

     We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $560,000 decrease (approximately 0.3%) in the fair value of our fixed income available-for-sale securities as of September 30, 2004. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at approximately 12 to 15 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

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

     STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $18.2 million and $27.0 million, represented 4.4% and 7.0% of our total assets as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of September 30, 2004. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the three and nine months ended September 30, 2004, we charged $5.3 million and $5.5 million, respectively, of impairments that were other-than-temporary to operations.

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

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information disclosed by us in this report was recorded, processed, summarized and reported within the time periods and guidelines specified in the SEC's rules and forms.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are involved in legal proceedings related to some of our intellectual property rights.

GLOBETROTTER V. RAINBOW TECHNOLOGIES, ELAN & KEN GREER

     In November 1997, Globetrotter filed a patent infringement lawsuit (Case No. C-98-20419-JF/EAI) in the Federal District Court for the Northern District of California against Elan Computer Group and its founder, Ken Greer, alleging infringement of one of its patents and unfair competition and trade practices. In March 1998, Rainbow Technologies North America, Inc. entered into an agreement to purchase certain assets of Elan and entered into a litigation cooperation agreement with Elan regarding the pending Globetrotter litigation. In September 1998, Globetrotter filed a patent infringement suit against Rainbow Technologies, which was consolidated with the action against Elan Computer Group and Ken Greer. Rainbow Technologies and Ken Greer filed separate counterclaims against Globetrotter and its founder, Matthew Christiano, alleging antitrust violations, unfair competition, tortuous interference with business relations, and trade libel. Rainbow Technologies and Ken Greer sought compensatory damages, punitive damages, injunctive relief, and disgorgement of profits. On August 31, 2000, we acquired Globetrotter.

     In 1999 and 2001, the Federal District Court granted the partial summary judgment motions for Rainbow et al that essentially dismissed the patent infringement case against Rainbow et al. In 2002, Federal District Court granted our motions for summary judgment and dismissed all of the claims against Globetrotter and Matt Christiano.

     In December 2002 and January 2003, Ken Greer and Elan appealed the summary judgment of their counterclaims. We appealed the summary judgment of our patent infringement claims against Ken Greer, Elan and Rainbow; and Rainbow appealed the summary judgment of its counterclaims. In March 2003, we entered into a stipulated agreement with Rainbow to dismiss all cross-appeals between Rainbow and us and Elan filed a brief abandoning its appeal. This left only Ken Greer's appeal and our cross-appeal. On March 23, 2004, the Court of Appeal of the Federal Circuit ruled in our favor in both the patent infringement and counterclaims appeals holding that the Federal District Court was correct in dismissing the counterclaims against us and Globetrotter but was incorrect in dismissing the patent infringement claim against Ken Greer and Elan. The patent infringement claim was remanded to theFederal District Court for adjudication. On May 28, 2004, Elan, Greer and the We agreed to settle the lawsuit and dismiss all claims. A settlement agreement was executed in which Elan and Greer acknowledged the validity of our U.S. Patent No. 5,390,297 (the '297 patent) and admitted that Elan's license management software product practiced the prevention function of the `297 patent. On June 8, 2004, we filed a motion for dismissal with the Court, which the parties expect to be granted in late 2004 or early 2005.

MACROVISION CORPORATION V. VITEC AUDIO AND VIDEO GMBH

     We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany. The District Court of Dusseldorf ruled adversely against us. We appealed the District Court's ruling in July 2000 to the Court of Appeal in Dusseldorf. A hearing took place in front of the Court of Appeal in Dusseldorf on August 23, 2001 in which the Court stated that because the appeal involves complex technical subject matter, the Court would require technical expert witnesses. The Court selected Professor Dr. Ing. M. Plantholt as its expert witness. On January 27, 2003, Professor Plantholt submitted his technical opinion to the Court, and an English translation was made available to us on July 3, 2003. We filed a brief in response to the expert technical opinion with the Court of Appeals on June 9, 2004 and ViTec filed its reply brief on September 14, 2004. We plan to file a reply brief in response to ViTec's brief prior to oral proceedings scheduled for November 11, 2004.

     In the event of an adverse ruling, we may incur a corresponding decline in demand for our video copy protection technology, which could harm our business in Germany. In addition, we may be obligated to pay ViTec's attorney fees.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

     We received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between our U.S. Patent No. 5,845,281 (the "`281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents of InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with our existing copy protection business.

     An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved patents and patent applications. The `281 patent and its continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge ("APJ") has decided to proceed with the second interference first. Because our filing date is prior to InterTrust's filing date, we have been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. We responded with our brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party's brief, cross-examine witnesses offered up by the other party and file various motions and objections during this initial phase of the interference. This initial phase is anticipated to continue for at least the next several months. Following the close of this initial phase, both parties will have an opportunity for an oral hearing, which we anticipate will occur in early 2005. Following the oral hearing, we estimate that the APJ will issue a judgment later in 2005. InterTrust had also brought an inequitable conduct motion against us alleging misconduct during the original prosecution of the `281 patent. However, we successfully obtained the dismissal of this motion in September 2004.

MACROVISION VS. 321 STUDIOS LLC

     On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998 ("DMCA"). On May 11, 2004, we were granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which we opposed. We anticipate that the court will issue findings of fact and conclusions of law in the case by the end of the fourth quarter of 2004. We have notified various large retailers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has discontinued sales and/or distribution of enjoined products.

BIS ADVANCED SOFTWARE SYSTEMS, LTD. VS. INSTALLSHIELD SOFTWARE CORPORATION ET.
AL.

     On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. We acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly relates to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent does not appear to implicate any current core InstallShield products. We are in the process of conducting a preliminarily review of the coverage of the patent claims and intend to vigorously defend this suit.

     As of September 30, 2004, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

     From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                Exhibit
-----------------------   -------------------------------------------------
31.01                      Rule 13a-14(a)/15d-14(a) Certification
31.02                      Rule 13a-14(a)/15d-14(a) Certification
32.01                      Section 1350 Certification
32.02                      Section 1350 Certification

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:




Date:      November 8, 2004          By:    /s/ William A. Krepick
       -------------------------         ---------------------------------------
                                         William A. Krepick
                                         President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:


Date:      November 8, 2004          By:    /s/ Ian R. Halifax
       -------------------------         ---------------------------------------
                                         Ian R. Halifax
                                         Executive Vice President, Finance and
                                         Administration, Chief Financial Officer
                                         and Secretary