Form 10-K/A
period 2003-12-31
MACROVISION CORP
filed 2005-03-31
CIK 1027443

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on that day, was approximately $1,159,015,326.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 1, 2005, there were 50,387,148 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the registrant’s annual meeting of stockholders to be held on May 25, 2004, are incorporated by reference in Part III hereof.

MACROVISION CORPORATION

FORM 10-K

i

Explanatory Note

          As previously disclosed in our Current Report on Form 8-K dated February 28, 2005, our Board of Directors, including our Audit Committee, determined to restate the Company’s financial statements for the fiscal year ended December 31, 2003, including the fourth quarter of 2003.  This annual report on Form 10-K/A is being filed for the purpose of amending our consolidated financial statements to record tax adjustments related to 2003.

          We identified that we had understated our tax expense in the fourth quarter of 2003 by $2.8 million.  The additional income tax expense relates to U.S. taxation on income earned outside the U.S.  The primary reason for the restatement and the additional tax expense was a recent determination that the Company’s financial statements did not properly reflect certain tax accruals which pertain primarily to U.S taxation on income earned outside of the U.S.

          The adjustments increase both income tax expense and income tax payable by $2.8 million at December 31, 2003.  As a result of the additional income tax expense recorded, we reduce retained earnings and stockholders’ equity by $2.8 million at December 31, 2003.  The impact of the restatement is a decrease in net earnings of $2.8 million for the year ended December 31, 2003 from amounts previously reported and a decrease in reported basic and diluted earnings per share of $0.06 for the year ended December 31, 2003.  These tax adjustments do not have any impact on previously reported sales, comparable sales or our compliance with material covenants under any financial or contractual obligation.

          This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2004 (the “Original Filing”), is being filed to reflect restatements of (i) the Company’s consolidated balance sheet as of December 31, 2003 and (ii) the Company’s consolidated statement of income, stockholders’ equity and comprehensive income and cash flows for the fiscal year ended December 31, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements,” to the accompanying audited consolidated financial statements and the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

          For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8, 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect the Restatement, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Acting Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Acting Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2, 32.1 and 32.2 respectively.

          Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004, which are on file with the SEC, and any reports filed with the SEC subsequent to the date of this filing.

PART I

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

ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data and other operating information.  The financial data does not purport to indicate results of operations as of any future date or for any future period.  The financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The selected financial data for 2003 has been restated to reflect the effect of our restatement as discussed in Note 2, “Restatement of Financial Statements,” to the accompanying consolidated financial statements.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(as restated)	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$128,346	$102,262	$98,813	$80,116	$52,076

Costs and expenses:
Cost of revenues (1)	11,447	10,285	7,980	7,222	5,788
Research and development	17,217	11,880	9,285	7,822	6,463
Selling and marketing	27,007	20,720	18,138	15,037	12,713
General and administrative	19,385	15,035	13,245	12,717	7,169
Amortization of goodwill and other intangibles from acquisitions (1)	—	273	8,738	3,081	697
Amortization of deferred stock-based compensation (2)	2,656	6,261	9,591	15,533	—
In-process research and development (3)(4)(5)	624	6,000	—	—	4,285
Restructuring expenses	—	—	2,214	—	—

Total costs and expenses	78,366	70,454	69,191	61,412	37,115

Operating income	50,010	31,808	29,622	18,704	14,961
Impairment losses on investments, net	4,368	17,210	6,860	—	—
Interest and other income, net	3,852	7,318	10,397	10,714	1,634

Income before income taxes	49,494	21,916	33,159	29,418	16,595
Income taxes	22,553	9,827	13,974	15,825	4,108

Net income	$26,941	$12,089	$19,185	$13,593	$12,487

Basic net earnings per share	$0.55	$0.24	$0.38	$0.28	$0.28

Shares used in computing basic net earnings per share (1)	48,754	50,046	50,216	49,135	45,031

Diluted net earnings per share	$0.54	$0.24	$0.37	$0.26	$0.27

Shares used in computing diluted net earnings per share (1)	49,518	50,602	51,746	51,386	47,096

(1)

See Note 1 of Notes to Consolidated Financial Statements.  Cost of revenues includes $3.3 million, $2.3 million, $2.1 million, $1.8 million and $903,000 of amortization of intangibles from acquisitions during 2003, 2002, 2001, 2000 and 1999, respectively.

(2)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth in the table below.

(3)	In connection with the purchase of Ç-Dilla, Ltd. in June 1999, we allocated and expensed $4.3 million of the purchase price to in-process research and development projects.
(4)	In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects.
(5)	In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Amortization of Deferred Stock-Based Compensation Expense:
Cost of revenues	$318	$395	$468	$428	$—
Research and development	551	1,205	1,999	3,064	—
Selling and marketing	975	3,502	5,219	10,645	—
General and administrative	812	1,159	1,905	1,396	—

	$2,656	$6,261	$9,591	$15,533	$—

	December 31,

	2003	2002	2001	2000	1999

	(as restated)	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$269,632	$210,376	$231,048	$217,441	$36,162
Working capital	125,248	191,862	144,676	123,895	38,860
Total assets	385,566	324,666	335,586	296,438	132,690
Long-term obligations, net of current portion	874	448	33	56	133
Total stockholders’ equity	341,211	296,859	318,200	275,975	102,273

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

Restatement

          We have restated our consolidated financial statements as of and for the year ended December 31, 2003, as discussed in Note 2 in the accompanying consolidated financial statements.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to take into account the effects of the restatement.

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

Income Taxes

          We account for income taxes using the asset and liability method.  As of December 31, 2003 and 2002, deferred tax assets net of valuation allowances, totaled $21.7 million and $18.7 million, respectively.  Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction.  We believe sufficient uncertainty exists regarding our ability to realize our deferred tax assets in certain foreign jurisdictions and, accordingly, a valuation allowance has been established against the deferred tax assets in those jurisdictions.  We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets, net of valuation allowance.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.  Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, as well as the estimated level of annual pre-tax income.  We are also subject to changing tax laws or the interpretation of tax laws in the multiple jurisdictions in which we operate.

Results of Operations

          The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Year ended December 31,

	2003	2002	2001

	(as restated)
Revenues:
Licenses	89.4%	89.9%	90.7%
Services	10.6	10.1	9.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	3.9	6.0	4.9
Services	2.4	1.9	1.0
Amortization of intangibles from acquisitions	2.6	2.2	2.2

Total cost of revenues	8.9	10.1	8.1

Gross profit	91.1	89.9	91.9
Operating expenses:
Research and development	13.4	11.6	9.4
Selling and marketing	21.0	20.3	18.4
General and administrative	15.1	14.7	13.4
Amortization of intangibles from acquisitions	—	0.2	8.8
Amortization of deferred stock-based compensation	2.1	6.1	9.7
In-process research and development	0.5	5.9	—
Restructuring expenses	—	—	2.2

Total operating expenses	52.1	58.8	61.9

Operating income	39.0	31.1	30.0
Impairment losses on investments, net	(3.4)	(16.8)	(6.9)
Interest and other income, net	3.0	7.1	10.4

Income before income taxes	38.6	21.4	33.5
Income taxes	17.6	9.6	14.1

Net income	21.0%	11.8%	19.4%

Comparison of Years Ended December 31, 2003 and 2002

          The following table provides revenue information by specific product lines for the periods indicated (dollars in thousands):

	Year ended December 31,

	2003	2002	$ Change	% Change

Entertainment Technologies Group
Video Technology
DVD	$63,435	$45,987	$17,448	37.9%
Videocassette	5,920	7,611	(1,691)	(22.2)
Pay-Per-View	11,913	10,971	942	8.6
PC Games Technology	5,396	7,671	(2,275)	(29.7)
Music Technology	4,630	400	4,230	1,057.5
Other	86	257	(171)	(66.5)

Total Entertainment Technologies Group	91,380	72,897	18,483	25.4
Software Technologies Group
Enterprise Software Licensing Management	33,746	26,894	6,852	25.5
Consumer Software Licensing Management	3,220	2,471	749	30.3

Total Software Technologies Group	36,966	29,365	7,601	25.9

Total Net Revenue	$128,346	$102,262	$26,084	25.5%

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

          Income Taxes.  We recorded income tax expense of $22.6 million (as restated) and $9.8 million for 2003 and 2002, respectively.  Income tax expense represents combined federal and state taxes at effective rates of 45.6% (as restated) and 44.8% for 2003 and 2002, respectively.  The increase in the effective tax rate was primarily due to changes in tax jurisdictions where our income was earned and the composition of our expenses, including the reduction in amortization of deferred stock-based compensation.

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

	Quarter Ended (in thousands) (Unaudited)

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

				(as restated)
Revenues:
Licenses	$25,242	$26,223	$28,210	$35,124	$21,211	$22,383	$20,920	$27,421
Services	2,810	2,989	3,006	4,742	2,455	2,557	2,577	2,738

Total revenues	28,052	29,212	31,216	39,866	23,666	24,940	23,497	30,159
Costs of revenues:
License fees	939	1,183	1,273	1,581	1,165	1,523	1,576	1,838
Service fees	543	597	625	1,387	498	365	489	560
Amortization of intangibles from acquisitions	856	856	855	752	540	565	519	647

Total cost of revenues	2,338	2,636	2,753	3,720	2,203	2,453	2,584	3,045

Gross profit	25,714	26,576	28,463	36,146	21,463	22,487	20,913	27,114
Operating expenses:
Research and development	3,743	4,156	4,177	5,141	2,537	2,832	3,049	3,462
Selling and marketing	6,404	6,472	6,539	7,592	4,760	4,582	5,097	6,281
General and administrative	4,324	4,648	4,612	5,801	3,048	3,618	3,633	4,736
Amortization of intangibles from acquisitions	—	—	—	—	149	124	—	—
Amortization of deferred stock-based compensation (1)	768	752	609	527	2,083	2,041	1,206	931
In-process research and development	—	—	624	—	—	—	—	6,000

Total operating expenses	15,239	16,028	16,561	19,061	12,577	13,197	12,985	21,410

Operating income	10,475	10,548	11,902	17,085	8,886	9,290	7,928	5,704
Impairment losses on investments, net	—	(3,850)	(294)	(224)	(5,477)	—	(6,795)	(4,938)
Interest and other income, net	1,100	953	842	957	2,101	2,067	1,632	1,518

Income before income taxes	11,575	7,651	12,450	17,818	5,510	11,357	2,765	2,284
Income taxes	4,630	3,060	4,981	9,882	2,536	4,770	1,161	1,360

Net income	$6,945	$4,591	$7,469	$7,936	$2,974	$6,587	$1,604	$924

Basic net earnings per share	$0.14	$0.09	$0.15	$0.16	$0.06	$0.13	$0.03	$0.02

Diluted net earnings per share	$0.14	$0.09	$0.15	$0.16	$0.06	$0.13	$0.03	$0.02

(1)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

Cost of revenues	$80	$80	$79	$79	$117	$117	$80	$81
Research and development	138	138	138	137	444	403	220	138
Selling and marketing	347	331	189	108	1,257	1,257	642	346
General and administrative	203	203	203	203	265	264	264	366

	$768	$752	$609	$527	$2,083	$2,041	$1,206	$931

	Quarterly Results of Operations as a% of Revenue (Unaudited)

	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

				(as restated)
Revenues:
Licenses	90.0%	89.8%	90.4%	88.1%	89.6%	89.7%	89.0%	90.9%
Services	10.0%	10.2%	9.6%	11.9%	10.6%	10.3%	11.0%	9.1%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs of revenues:
License fees	3.3	4.0	4.1	4.0	4.9	6.1	6.7	6.1
Service fees	1.9	2.0	2.0	3.5	2.1	1.5	2.1	1.9
Amortization of intangibles from acquisitions	3.1	3.0	2.7	1.8	2.3	2.1	2.2	2.2

Total cost of revenues	8.3	9.0	8.8	9.3	9.3	9.7	11.0	10.2

Gross profit	91.7	91.0	91.2	90.7	90.7	90.3	89.0	89.8
Operating expenses:
Research and development	13.4	14.2	13.4	12.9	10.7	11.4	13.0	11.5
Selling and marketing	22.8	22.2	20.9	19.0	20.1	18.4	21.7	20.8
General and administrative	15.4	15.9	14.8	14.6	12.9	14.5	15.5	15.7
Amortization of intangibles from acquisitions	—	—	—	—	0.7	0.5	—	—
Amortization of deferred stock-based compensation	2.7	2.6	2.0	1.3	8.8	8.2	5.1	3.1
In-process research and development	—	—	2.0	—	—	—	—	19.9

Total operating expenses	62.6	63.9	61.9	57.1	62.5	62.8	66.3	81.1

Operating income	37.3	36.1	38.1	42.9	37.5	37.2	33.7	18.9

Impairment losses on investments, net	—	(13.2)	(0.9)	(0.6)	(23.1)	—	(28.9)	(16.4)
Interest and other income, net	3.9	3.3	2.7	2.4	8.9	8.3	6.9	5.0

Income before income taxes	41.3	26.2	39.9	44.7	23.3	45.5	11.7	7.6
Income taxes	16.5	10.5	16.0	24.8	10.7	19.1	4.9	4.5

Net income	24.8%	15.7%	23.9%	19.9%	12.6%	26.4%	6.8%	3.1%

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

          In November 2003, the EITF reached a consensus on Issue 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF 03-01 addresses disclosure requirements that apply to investments in debt and marketable equity securities that are accounted for under SFAS 115 and to investments by not-for-profit entities accounted for under SFAS 124.  EITF 03-01 requires the disclosure of the aggregate amount of unrealized losses and the aggregate related fair value of investments with unrealized losses. The disclosure requirements are effective for the year ended December 31, 2003.  We have adopted the disclosure requirements for the year ended December 31, 2003.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). Our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our chief executive officer and principal financial officer had concluded that, as of December 31, 2003, o ur disclosure controls and procedures were effective.

          Notwithstanding the foregoing, controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will achieve the desired control objectives. In the course of auditing our 2004 financial statements, we identified that at the end of 2003, we did not maintain adequate controls over the review of our tax provision related to U.S. taxation on income earned outside of the United States. Therefore, in the first quarter of 2005, we decided to restate our financial statements for the year ended 2003. The restatement is further discussed in “Explanatory Note” in the forepart of this Form 10-K/A, and in Note 2, “Restatement” in the Notes to the Consolidated Financial Statements.

          In connection with the restatement and the filing of this Form 10-K/A, our management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of our disclosure controls and procedures at December 31, 2003. Restatement of previously issued financial statements to reflect the correction of misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that our previously issued financial statements for the year ended 2003 should be restated, management concluded that a material weakness existed in our internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of the end of December 31, 2003. Management discussed this matter with the Audit Committee and our independent registered public accounting firm. The financial statement impact of the adjustment was confined to the fourth quarter of 2003 and did not have any effect on previously reported quarterly financial results. We remediated this weakness in internal control over financial reporting by hiring a tax director and improving our review of our intercompany tax records and tax accrual position, and changing our methods of recordkeeping for intercompany entries that relate to U.S. taxation on income earned outside the United States during the fourth quarter of 2004.

          Changes in Internal Controls over Financial Reporting. During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

          1.       Financial Statements

          2.        Exhibits and Reports on Form 8-K

          (a)          Exhibits

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B
2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01
2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000 *	10-K	4/2/01	2.03
2.04	Asset Purchase Agreement among TTR Technologies, Inc., TTR Technologies, Ltd., Macrovision Corporation and Macrovision Europe Ltd. dated November 4, 2002	13D/A	11/8/02	1
2.05	Noncompetition Agreement executed and delivered as of November 4, 2002 by TTR Technologies, Inc. and TTR Technologies, Ltd. in favor and for the benefit of Macrovision Corporation, Macrovision Europe Ltd. and the other Indemnities	13D/A	11/8/02	3
2.06	Asset Purchase Agreement by and between Midbar Tech (1998) Ltd. and Macrovision Europe Ltd. dated November 4, 2002 *	10-K	3/31/03	2.07
3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02
3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000	10-K	4/2/01	3.03

10.01	Macrovision Corporation’s 1996 Equity Incentive Plan	SB-2/A	2/11/97	10.02
10.02	Macrovision Corporation’s 1996 Employee Stock Purchase Plan	S-8	11/5/03	4.1
10.03	Macrovision Corporation’s 1996 Directors Stock Option Plan	S-8	11/5/03	4.2
10.04	Macrovision Corporation’s 2000 Equity Incentive Plan	S-8	11/5/03	4.3
10.05	Macrovision Corporation’s Form of Executive Incentive Plan				X
10.06	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998 *	10-QSB	5/15/98	10.02
10.07	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998 *	10-QSB/A	6/23/98	10.01
10.08	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”)	10-Q	11/13/01	10.39
10.09	Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers	SB-2	1/7/97	10.8
10.10	Offer Letter to Ian R. Halifax dated October 8, 1999 **	10-K	4/2/01	10.7
10.11	Executive Severance and Arbitration Agreement entered into as of June 24, 2002 by and between Macrovision Corporation and Ian R. Halifax **	10-Q	8/14/02	10.42
10.12	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick **	10-Q	11/13/01	10.34
10.13	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty **	10-Q	11/13/01	10.36
10.14	Executive Severance and Arbitration Agreement dated April 24, 2002 between Macrovision Corporation and Brian McPhail **				X
10.15	Offer Letter to Dan Stickel dated August 9, 2002 **	10-Q	11/14/02	10.43
10.16	Offer Letter to Steve Weinstein dated October 9, 2002 **	10-Q	5/9/03	10.01
10.17	Charter of the Audit Committee of the Board of Directors				X
14.01	Code of Personal and Business Conduct and Ethics				X
21.01	List of subsidiaries				X
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification	X
32.02	Section 1350 Certification	X

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

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March, 2005.

MACROVISION CORPORATION

By:	/s/ WILLIAM A. KREPICK

William A. Krepick President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ WILLIAM A. KREPICK	President, Chief Executive Officer and Director	March 31, 2005

William A. Krepick

Principal Financial Officer and Principal Accounting Officer:

/s/ GEORGE M. MONK	Vice President, Finance and Acting Chief Financial Officer	March 31, 2005

George M. Monk

Additional Directors:

/s/ JOHN O. RYAN	Chairman of the Board of Directors	March 31, 2005

John O. Ryan

/s/ DONNA S. BIRKS	Director	March 31, 2005

Donna S. Birks

/s/ WILLIAM N. STIRLEN	Director	March 31, 2005

William N. Stirlen

/s/ THOMAS WERTHEIMER	Director	March 31, 2005

Thomas Wertheimer

/s/ STEVEN G. BLANK	Director	March 31, 2005

Steven G. Blank

MACROVISION CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

          As described in Note 2 to the consolidated financial statements, the financial statements for the year ended December 31, 2003 have been restated to correct the Company’s accounting for taxation.

          As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Mountain View, California
March 12, 2004, except for Note 2, as to which the date is March 31, 2005

MACROVISION CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2003	2002

	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$27,918	$98,691
Short-term investments	95,563	72,989
Accounts receivable, net of allowance for doubtful accounts of $2,147 in 2003 and $1,657 in 2002	30,169	28,237
Income taxes receivable	3,410	9,242
Deferred tax assets	6,599	4,695
Prepaid expenses and other current assets	5,070	5,367

Total current assets	168,729	219,221
Long-term marketable investment securities	146,151	38,696
Property and equipment, net	6,689	6,106
Patents, net	10,826	4,593
Goodwill, net	28,630	24,673
Other intangibles from acquisitions, net	8,512	11,368
Deferred tax assets	15,121	13,971
Other assets	908	6,038

	$385,566	$324,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,457	$3,269
Accrued expenses	28,691	15,523
Deferred revenue	10,333	8,567

Total current liabilities	43,481	27,359
Notes payable	—	17
Other	874	431

	44,355	27,807
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 52,098,729 shares issued and 49,098,729 outstanding as of December 31, 2003, and 51,424,526 shares issued and 48,424,526 shares outstanding as of December 31, 2002	52	51
Treasury stock, 3,000,000 shares at cost	(38,450)	(38,450)
Additional paid-in capital	292,507	284,031
Deferred stock-based compensation	(185)	(3,024)
Accumulated other comprehensive income	8,028	1,933
Retained earnings	79,259	52,318

Total stockholders’ equity	341,211	296,859

	$385,566	$324,666

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

	(as restated)
Revenues:
Licenses	114,799	91,935	89,670
Services	13,547	10,327	9,143

Total revenues	$128,346	$102,262	$98,813
Cost of revenues:
License fees	4,976	6,102	4,811
Service fees	3,152	1,912	1,037
Amortization of intangibles from acquisitions	3,319	2,271	2,132

Total cost of revenues	11,447	10,285	7,980

Gross profit	116,899	91,977	90,833
Operating expenses:
Research and development	17,217	11,880	9,285
Selling and marketing	27,007	20,720	18,138
General and administrative	19,385	15,035	13,245
Amortization of intangibles from acquisitions	—	273	8,738
Amortization of deferred stock-based compensation*	2,656	6,261	9,591
In-process research and development	624	6,000	—
Restructuring expenses	—	—	2,214

Total operating expenses	66,889	60,169	61,211

Operating income	50,010	31,808	29,622
Impairment losses on investments, net	4,368	17,210	6,860
Interest and other income, net	3,852	7,318	10,397

Income before income taxes	49,494	21,916	33,159
Income taxes	22,553	9,827	13,974

Net income	$26,941	$12,089	$19,185

Basic net earnings per share	$0.55	$0.24	$0.38

Shares used in computing basic net earnings per share	48,754	50,046	50,216

Diluted net earnings per share	$0.54	$0.24	$0.37

Shares used in computing diluted net earnings per share	49,518	50,602	51,746

* The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

	Year ended December 31,

	2003	2002	2001

Cost of revenues	$318	$395	$468
Research and development	551	1,205	1,999
Selling and marketing	975	3,502	5,219
General and administrative	812	1,159	1,905

	$2,656	$6,261	$9,591

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)

					Additional paid-in capital	Stockholder notes receivable	Deferred stock- based Compen-sation	Accumu- lated other compre-hensive income (loss)	Retained earnings	Total stock-holders’ equity

	Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount

									(as restated)	(as restated)
Balances as of December 31, 2000	49,818,101	$50	—	$—	$266,741	$(297)	$(22,405)	$10,842	$21,044	$275,975
Comprehensive income:
Net income									19,185	19,185
Translation adjustment								(740)		(740)
Unrealized loss in investments, net								(2,185)		(2,185)

Total comprehensive income										16,260

Issuance of common stock upon exercise of options	943,882	1			5,813	—	—	—	—	5,814
Repayment of stockholder note	—	—			—	297	—	—	—	297
Issuance of common stock under employee stock purchase plan	57,003	—			1,158	—	—	—	—	1,158
Reversal of unamortized deferred stock-based compensation related to stock option forfeitures	—	—			(1,361)	—	1,361	—	—	—
Compensation expense related to accelerated vesting of severed employee stock options	—	—			837	—	927	—	—	1,764
Amortization of deferred stock-based compensation	—	—			—	—	9,591	—	—	9,591
Tax benefit associated with stock plans	—	—			7,341	—	—	—	—	7,341

Balances as of December 31, 2001	50,818,986	51	—	—	280,529	—	(10,526)	7,917	40,229	318,200
Comprehensive income:
Net income									12,089	12,089
Translation adjustment								2,021		2,021
Unrealized loss in investments, net								(8,005)		(8,005)

Total comprehensive income										6,105

Issuance of common stock upon exercise of options	516,260	—			2,621	—	—	—	—	2,621
Issuance of common stock under employee stock purchase plan	89,280	—			1,291	—	—	—	—	1,291
Stock repurchase		—	(3,000,000)	(38,450)	—	—	—	—	—	(38,450)
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures	—	—			(1,234)	—	1,234	—	—	—
Compensation expense related to accelerated vesting of severed employee stock options	—	—			—	—	7	—	—	7
Amortization of deferred stock-based compensation	—	—			—	—	6,261	—	—	6,261
Tax benefit associated with stock plans	—	—			824	—	—	—	—	824

Balances as of December 31, 2002	51,424,526	51	(3,000,000)	(38,450)	284,031	—	(3,024)	1,933	52,318	296,859
Comprehensive income:
Net income (as restated)									26,941	26,941
Translation adjustment								4,054		4,054
Unrealized gain in investments, net								2,041		2,041

Total comprehensive income (as restated)										33,036

Issuance of common stock upon exercise of options	458,346	1			4,733	—	—	—	—	4,734
Issuance of common stock under employee stock purchase plan	215,857	—			2,046	—	—	—	—	2,046
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures	—	—			(183)	—	183	—	—	—
Amortization of deferred stock-based compensation	—	—			—	—	2,656	—	—	2,656
Tax benefit associated with stock plans	—	—			1,880	—	—	—	—	1,880

Balances as of December 31, 2003 (as restated)	52,098,729	$52	(3,000,000)	$(38,450)	$292,507	$—	$(185)	$8,028	$79,259	$341,211

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,

	2003	2002	2001

	(as restated)
Cash flows from operating activities:
Net income	$26,941	$12,089	$19,185
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,652	2,957	1,806
Amortization of intangibles from acquisitions	3,319	2,544	10,870
Amortization of deferred stock-based compensation	2,656	6,261	9,591
Impairment losses on investments, net	4,368	17,210	6,860
Restructuring expenses	—	—	2,214
Tax benefit from stock options	1,880	824	7,341
In-process research and development	624	6,000	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(1,527)	(129)	(12,221)
Deferred revenue	1,665	(1,074)	1,190
Prepaid expenses, other current assets and other assets	604	(3,264)	(8,905)
Accounts payable, accrued expenses, and other long-term liabilities	14,673	11,724	(2,933)

Net cash provided by operating activities	58,855	55,142	34,998

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(417,008)	(184,814)	(300,598)
Sales or maturities of long and short term marketable investments	290,169	258,971	286,717
Purchases of property and equipment	(2,804)	(3,874)	(3,686)
Payments for patents	(1,258)	(761)	(2,684)
Acquisition of TTR patents and other assets	(5,050)	—	—
Minority equity investments in private companies	—	—	(17,000)
Acquisition of net assets of PtS	—	—	(1,163)
Acquisition of net assets of Midbar and contingent consideration	(480)	(17,762)	—
Acquisition of peer-to-peer assets and related acquisition costs	(800)	—	—
Other investing activities	(14)	—	—

Net cash (used in) provided by investing activities	(137,245)	51,760	(38,414)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	4,734	2,621	5,814
Proceeds from issuance of common stock under employee stock purchase plan	2,046	1,291	1,158
Stock repurchase	—	(38,450)	—
Other, net	—	(28)	276

Net cash provided by (used in) financing activities	6,780	(34,566)	7,248

Effect of exchange rate changes on cash	837	243	(129)
Net (decrease) increase in cash and cash equivalents	(70,773)	72,579	3,703
Cash and cash equivalents at beginning of year	98,691	26,112	22,409

Cash and cash equivalents at end of year	$27,918	$98,691	$26,112

Cash paid during the year:
Interest	$—	$—	$1

Income taxes	$8,238	$9,761	$19,806

TTR Common Stock surrendered in exchange for patents	$602	$—	$—

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

          The following table summarizes the effect on the Company’s net income and income per share if SFAS No. 142 had been adopted prior to January 1, 2002.

	Year Ended December 31

	2003	2002	2001

	(as restated)
Net income, as reported	$26,941	$12,089	$19,185
Add back:
Amortization of goodwill, net of tax	—	—	4,715

Adjusted net income	$26,941	$12,089	$23,900

Basic net income per share, as reported	$0.55	$0.24	$0.38
Basic net income per share, adjusted	$0.55	$0.24	$0.48
Diluted net income per share, as reported	$0.54	$0.24	$0.37
Diluted net income per share, adjusted	$0.54	$0.24	$0.46
Shares used in computing:
Basic	48,754	50,046	50,216
Diluted	49,518	50,602	51,746

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

          If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Year ended December 31,

		2003	2002	2001

		(as restated)
Net income, as reported		$26,941	$12,089	$19,185
Add stock-based employee compensation expense included in reported net income, net of tax		1,594	3,456	5,553
Deduct total stock-based employee compensation expenses determined under fair-value-based method for all rewards, net of related tax effects		(25,468)	(22,619)	(25,437)

Net income (loss), pro forma		$3,067	$(7,074)	$(699)

Basic net income (loss) per share	As reported	$0.55	.24	.38
	Adjusted pro forma	$0.06	(.14)	(.01)
Diluted net income (loss) per share	As reported	$0.54	.24	.37
	Adjusted pro forma	$0.06	(.14)	(.01)

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

(2)          Restatement of Financial Statements

          As part of the financial close for the year ended December 31, 2004, the Company reviewed its intercompany records and tax accrual position in connection with U.S. taxation on income earned outside the U.S. and identified that it had understated its tax expense in the fourth quarter of 2003 by $2.8 million.  The Company determined to correct its computation of tax expense for fiscal year 2003 and as a result, on February 28, 2005, the Company’s Board of Directors, including its Audit Committee, concluded to restate the Company’s financial statements for the year ended December 31, 2003.

          In conjunction with this review, the Company undertook an effort to analyze the process of monitoring, recording and offsetting various intercompany account balances.  As a result of the review, the Company concluded that additional income tax expense and tax accruals were needed principally to reflect U.S. taxes on income earned outside the U.S.

          The effect of the adjustment was an increase in income tax expense of $2.8 million for the year ended December 31, 2003 and an increase to income tax payable as of December 31, 2003.  As a result of the additional income tax expense recorded, the Company reduced retained earnings and stockholders’ equity by $2.8 million as of December 31, 2003.  The impact of the restatement is a decrease in net earnings of $2.8 million for the year ended December 31, 2003 from amounts previously reported.  The restatement decreased reported basic and diluted earnings per share by $0.06 for the year ended December 31, 2003.  These tax adjustments will not have any impact on the Company’s previously reported sales, comparable sales or its compliance with any material covenant under any financial or contractual obligation of the Company.

          The following is a summary of the significant effects of the restatement on (i) the Company’s consolidated balance sheet as of December 31, 2003; (ii) the Company’s consolidated statements of income for the year ended December 31, 2003; and (iii) the Company’s consolidated statement of cash flows for the year ended December 31, 2003.

MACROVISION CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands)

	December 31, 2003	Adjustments	December 31, 2003

	(as reported)		(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$27,918		$27,918
Restricted cash	—		—
Short-term investments	95,563		95,563
Accounts receivable, net	30,169		30,169
Income taxes receivable	3,410		3,410
Deferred tax assets	6,599		6,599
Prepaid expenses and other current assets	5,070		5,070

Total current assets	168,729	—	168,729
LT marketable investment securities	146,151		146,151
Property and equipment, net	6,689		6,689
Patents, net	10,826		10,826
Goodwill, net	28,630		28,630
Other intangibles from acquisitions, net	8,512		8,512
Deferred tax assets	15,121		15,121
Other assets	908		908

	$385,566	$—	$385,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,457		$4,457
Accrued expenses	25,936	2,755	28,691
Deferred revenue	10,333		10,333

Total current liabilities	40,726	2,755	43,481
Notes payable	—		—
Other	874		874

	41,600	2,755	44,355
Stockholders’ equity:
Common stock	52		52
Treasury stock	(38,450)		(38,450)
Additional paid-in capital	292,507		292,507
Deferred stock-based compensation	(185)		(185)
Accumulated other comprehensive income	8,028		8,028
Retained earnings	82,014	(2,755)	79,259

Total stockholders’ equity	343,966	(2,755)	341,211

	$385,566	$—	$385,566

MACROVISION CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Year ended December 31, 2003	Adjustments	Year ended December 31, 2003

	(as reported)		(as restated)
Net revenues
License revenue	$114,799		$114,799
Services revenue	13,547		13,547

Total revenues	128,346		128,346
Cost of revenues:
License fees	4,976		4,976
Service fees	3,152		3,152
Amortization of intangibles from acquisitions	3,319		3,319

Total cost of revenues	11,447		11,447
Gross profit	116,899		116,899
Operating expenses:
Research and development	17,217		17,217
Selling and marketing	27,007		27,007
General and administrative	19,385		19,385
In-process research and development	624		624
Amortization of deferred stock-based compensation	2,656		2,656

Total operating expenses	66,889		66,889

Operating income	50,010		50,010
Impairment losses on investments, net	4,368		4,368
Interest and other income, net	3,852		3,852

Income before income taxes	49,494		49,494
Income taxes	19,798	2,755	22,553

Net income	$29,696	$(2,755)	$26,941

Basic net earnings per share	$0.61	$(0.06)	$0.55
Shares used in computing basic net earnings per share	48,754		48,754
Diluted net earnings per share	$0.60	$(0.06)	$0.54
Shares used in computing diluted net earnings per share	49,518		49,518

MACROVISION CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(in thousands)

	Year ended December 31, 2003	Adjustments	Year ended December 31, 2003

	(as reported)		(as restated)
Cash flows from operating activities:
Net income	$29,696	$(2,755)	$26,941
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,652		3,652
Amortization of intangibles from acquisitions	3,319		3,319
Amortization of deferred stock-based compensation	2,656		2,656
Impairment losses on investments, net	4,368		4,368
Restructing expense	—		—
Tax benefit from stock options	1,880		1,880
In-process research and development	624		624
Changes in operating assets and liabilities, net of assets and liabilities acquired:		—
Accounts receivable, net	(1,527)		(1,527)
Deferred revenue	1,665		1,665
Prepaid expenses, other current assets and other assets	604		604
Accounts payable, accrued expenses, and other long-term liabilities	11,918	2,755	14,673

Net cash provided by operating activities	58,855	—	58,855

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(417,008)		(417,008)
Sales or maturities of long and short term marketable investments	290,169		290,169
Purchases of property and equipment	(2,804)		(2,804)
Payments for patents	(1,258)		(1,258)
Acquisition of TTR patents and other assets	(5,050)		(5,050)
Proceeds from sale of strategic investments	—		—
Acquisition of net assets of Midbar and contingent consideration	(480)		(480)
Acquisition of peer-to-peer assets and related acquisition costs	(800)		(800)
Increase in restricted cash	—		—
Other investing activities	(14)		(14)

Net cash (used in) provided by investing activities	(137,245)	—	(137,245)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	4,734		4,734
Proceeds from issuance of common stock under employee stock purchase plan	2,046		2,046
Stock repurchase	—		—

Net cash provided by (used in) financing activities	6,780	—	6,780

Effect of exchange rate changes on cash	837		837
Net (decrease) increase in cash and cash equivalents	(70,773)		(70,773)
Cash and cash equivalents at beginning of year	98,691		98,691

Cash and cash equivalents at end of year	$27,918	$—	$27,918

(3) Financial Statement Details

Property and Equipment, Net

          Property and equipment consisted of the following (in thousands):

	December 31,

	2003	2002

Computer equipment and software	$5,072	$3,979
Leasehold improvements	2,334	1,999
Furniture and fixtures	8,566	6,913

	15,972	12,891
Less accumulated depreciation and amortization	9,283	6,785

	$6,689	$6,106

Other Assets

          Other assets consisted of the following (in thousands):

	December 31,

	2003	2002

Minority equity investments	$180	$5,562
Deposits and other assets	728	476

	$908	$6,038

Accrued Expenses

          Accrued expenses consisted of the following (in thousands):

	December 31,

	2003	2002

	(as restated)
Accrued compensation	$8,262	$4,678
Customer refund payable	—	1,551
Accrued professional fees	485	803
Income taxes payable	16,921	6,616
Other accrued liabilities	3,023	1,875

	$28,691	$15,523

Interest and Other Income, Net

          Interest and other income, net, consisted of the following (in thousands):

	Year ended December 31,

	2003	2002	2001

Interest income	$3,550	$7,081	$10,590
Interest expense	—	—	(1)
Other income (expense)	302	237	(192)

	$3,852	$7,318	$10,397

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

2003	$1,657	907	417	$2,147
2002	$1,747	621	711	$1,657
2001	$1,145	995	393	$1,747

(4) Restructuring Expense

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

(5) Transactions with Related Parties

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

           In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR, a public company (Nasdaq, symbol TTRE).  In addition, the Company has entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD-recordable drives.  TTR is a provider of proprietary digital anti-piracy technologies and products.  Pursuant to the agreement, TTR reimbursed the Company $1,000,000 of engineering and marketing expenses in 2000.  This amount was included as a reduction in research and development expense in 2000.  In May 2003, the Company acquired patents and other assets of TTR for approximately $5.1 million and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 (See Note 1).

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

(6) Stockholders’ Equity

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

(7)      Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Domestic income	$22,772	$9,696	$23,370
Foreign income	26,722	12,220	9,789

Income before provision for income taxes	$49,494	$21,916	$33,159

Income tax expense for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands):

	December 31,

	2003	2002	2001

	(as restated)
Current:
Federal	$19,844	$13,607	$6,183
State	2,570	1,432	1,200
Foreign	2,674	1,289	1,763

Total current	25,088	16,328	9,146

Deferred:
Federal	(3,056)	(6,295)	(1,936)
State	(1,359)	(1,030)	(577)

Total deferred tax benefit	(4,415)	(7,325)	(2,513)

Charges in lieu of income taxes associated with the exercise of stock options	1,880	824	7,341

Total tax expense	$22,553	$9,827	$13,974

          Income tax expense for the years ended December 31, 2003, 2002, and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,

	2003	2002	2001

	(as restated)
Federal tax statutory rate	$17,323	$7,670	$11,606
State taxes	1,017	160	976
Income tax credits	(78)	(286)	(258)
Foreign tax differential	4,465	2,305	917
Exempt interest	(888)	(849)	(306)
Deferred stock compensation	676	804	—
Change in valuation allowance	—	—	1,440
Others	38	23	(401)

Total tax expense	$22,553	$9,827	$13,974

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

          Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. indefinitely.  Undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided aggregate approximately $10.7 million at December 31, 2003.  The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $1.0 million.

(8)     Commitments

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

(9)     Segment and Geographic Information

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

(10) Contingencies

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