Form 10-K
period 2004-12-31
MACROVISION CORP
filed 2005-03-31
CIK 1027443

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X] No [  ]

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on that day, was approximately $1,159,015,326.

As of March 1, 2005, there were 50,387,148 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement related to the 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2004, are incorporated by reference under Part III hereof.

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

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business — Risk Factors.” We specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Macrovision Corporation, a Delaware corporation founded in 1983, provides digital product value management offerings to entertainment producers, software publishers, and their customers. Value management solutions include anti-piracy technologies and services, embedded licensing technologies, usage monitoring for enterprises, and a host of related technologies and services from installation to update to back-office entitlement management. Our customers include: major Hollywood studios; independent video producers; hardware and software vendors; music labels; consumer electronic, PC and digital set-top box manufacturers; digital pay-per-view (“PPV”) and video-on-demand (“VOD”) network operators; and enterprise IT organizations.

Our content protection technologies are deployed on various media formats, distribution platforms, and hardware devices including: DVDs, videocassettes, music CDs, and games on CD-ROMs and DVDs, DVD players and digital video recorders (“DVRs”), digital set-top box and hard drive recorders, personal video recorders (“PVRs”), media center PCs, cable/satellite/telco networks and Internet Protocol delivery platforms. Most of our software value management solutions are incorporated into other software vendors’ products, and other products are sold as software asset management tools for enterprise IT organizations.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include Macrovision®, ActiveReach™, AdminStudio®, Cactus Data Shield™, Colorstripe™, FLEXbill™, Flex Certified™, FLEXenabled™, FLEXlm®, FLEXnetTM,, GLOBEtrotter®, Hawkeye™, InstallShield®, RipGuard™, RipGuard DVD™, SafeAudio™, SafeAuthenticate®, SafeCast®, SafeDisc®, SafeDVD™, SAFESTREAM™, SafeWrite™, SAMsuite™ and SOFTSUMMIT® and Update Service.

Industry Background

Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/P2P piracy. The latest data available from the Motion Picture Association of America (“MPAA”) estimated that the U.S. motion picture industry loses in excess of $3.5 billion annual due to packaged media piracy. In addition, the International Intellectual Property Alliance estimated that copyright piracy, not including Internet piracy, around the world inflicts $20–$22 billion in annual losses to the U.S. copyright industries. According to the Business Software Alliance (“BSA”) and International Data Corporation (“IDC”) report of September 2004, worldwide PC software piracy accounts for approximately $29 billion in lost sales annually. This problem is the focus of our technologies. Piracy prevention is one of many ways that content owners are looking to further monetize their digital products.

Consumers’ ability to make unauthorized copies of video, audio and software content has increased due to the proliferation of inexpensive, easy-to-use devices, such as VCRs, CD and DVD recorders, audio CD recorders (“CD-Rs”) and PC based hard drive recorders that allow in-home copying of videocassettes, DVDs, digital PPV/VOD programs, CD/DVD-ROMs, desktop software, and audio CDs. The industry shift towards digital media, PC-based entertainment platforms, digital portable devices, Internet downloads and the proliferation of peer-to-peer file sharing networks renders content and copyright owners increasingly vulnerable to unauthorized use of their content. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television program distributors and software games publishers have become more concerned with protecting their intellectual property. Amidst the backdrop of the race to digital media and digital hardware, the threat of analog copying does not diminish as the quality of digital-to-analog copies is very close to the original digital program. In fact, content owners face a triple threat of consumer piracy today which is sometimes characterized by three ‘holes’ into which they see their legitimate revenues disappear: analog; digital; and network holes. The analog hole refers to unauthorized content which is either in analog format to begin with, or is converted from digital to analog — and is subsequently copied and then passed along in analog format or reconverted back to digital format. The digital hole refers to unauthorized content that is ‘ripped’ from an optic disc to a PC hard drive and then either uploaded to a P2P file sharing service or burned to a DVD-R or CD-R disc. The network hole refers to unauthorized content that is traded freely over P2P networks.

Independent software vendors and systems vendors are similarly concerned about unlicensed or illicit use of their application software, both in the enterprise environment (where license terms may be lost in the midst of corporate IT confusion or ignored) and at home (where PC software may be copied and redistributed). In the software industry, publishers are seeking ways to flexibly price and package their products in order to reach a larger share of the available market. Furthermore, as software complexity grows, publishers are seeking ways to simplify their customers’ software experience. Enterprise customers are particularly focused on reducing their total cost of ownership of software and reducing their support burden. Tools that provide a simple installation, activation and maintenance experience are winning favor with these enterprise customers.

Macrovision Business

We are organized into two business units, the Entertainment Technologies Group and the Software Technologies Group.

Entertainment Technologies Group

The Entertainment Technologies Group licenses digital content value management solutions that include content protection, authentication and digital rights management (“DRM”) technologies to video, music, and PC games content owners. Our Hawkeye peer-to-peer file sharing antipiracy service and our RipGuard content protection technologies that were introduced in 2004 are included in the Entertainment Technologies Group.

Video Technology

Motion picture studios wish to maximize the economic value from each feature film or other video program over its copyright life. According to the Digital Entertainment Group and Adams Media Research, consumers spent $24.5 billion in 2004 to own or rent movies, primarily on DVD in the United States. Understanding & Solutions Ltd. projects a 15% annual increase in DVD unit shipments to over 1.6 billion discs in 2005 in the United States and a 15% annual increase to over 2.48 billion discs in 2005 worldwide. The rapid growth of the DVD format presents major revenue opportunities for the studios, as well as serious copy protection concerns. Various consumer copying studies show that studios and video retailers lose theatrical, DVD, PPV, and VOD revenues when consumers make copies of movies, whether from VHS or

DVD rentals, PPV or VOD releases or downloads from peer-to-peer (“P2P”) file sharing networks. Any household that owns a DVD recorder (“DVD-R”), PVR, PC, media center or a VCR is capable of making unauthorized high quality digital and analog copies unless that content is properly copy protected against this variety of threats.

Our business originated in analog video copy protection, which continues to be the leading revenue generator for our Entertainment Technologies Group. Our analog copy protection (“ACP”) technology has been used to copy protect over 4.2 billion videocassettes worldwide since 1985 and over 4.3 billion DVDs worldwide since 1997. Most MPAA studios use our video content protection technology to protect some or all movie releases on videocassette or DVD. We believe that our technology is accepted as the de facto industry standard for analog video copy protection.

Recordable DVD Copy Protection. DVD-video recorders that allow recording onto DVD recordable blank media started selling to consumers in 2003, and sales of these DVD recorders and PC/DVD recorder/ re-recordable drives reached approximately 50 million units worldwide at the end of 2004. Our copy protection technology inhibits the duplication of DVDs using these devices. All DVD recording devices that we have tested to-date do not make a digital DVD copy from the analog video output of a Macrovision-enabled DVD playback device when playing a Macrovision copy-protected DVD disc. Because almost all the installed DVD playback devices are Macrovision-enabled and have only an analog output, our copy protection technology inhibits DVD-R copying in addition to VCR copying.

PC Ripping. Software that “rips” digital content from a Content Scramble System (CSS) protected optical disc to a PC hard drive is widely available in electronics stores and from Internet sites, with many of these products being available free-of-charge. This class of software technology, known as DeCSS rippers, breaks the CSS encryption code that is used on most movie DVDs, and often circumvents the Macrovision analog copy protection. Therefore, we believe such software packages are illegal because they either violate the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”) or infringe our patents. Nevertheless many consumers acquire this type of software and add hacker software available on the Internet, and may engage in unauthorized ripping and copying activities. Our RipGuard DVD technology, which was introduced in the fourth quarter of 2004, can be added to the DVD at the time of manufacturer and is designed to inhibit ripping by PCs.

DVD-to-VHS Copy Protection. According to the Digital Entertainment Group, based on data from the Consumer Electronics Association, as of the end of 2004, approximately 127 million DVD playback devices are in American homes. The Digital Entertainment Group estimates that more than 80% of U.S. households will have at least one DVD player by the end of 2005. In addition, 90% of U.S. homes also have a VCR. Without effective copy protection, any VCR can, when combined with a DVD playback device, make VHS copies of a non-copy protected DVD. These copies are almost equal in quality to professionally prerecorded videocassettes. Virtually 100% of DVD playback devices in use since the DVD format introduction to the market in 1997 are designed to output Macrovision copy-protected analog video if the device plays a Macrovision copy-protected original DVD disc. Therefore, our copy protection technology can effectively inhibit DVD to VCR copying.

VHS Copy Protection. Even with the focus on digital media and growth in DVD, VCR sales remain strong as prices fall. With continued shipments of VCR devices to the market, we believe that VCRs will remain a home copying threat to video content owners for many years to come. Our copy protection technology still serves its original purpose of inhibiting VCR-to-VCR copying.

VOD and PPV Copy Protection.  Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems, or Internet-based download services. Studios have realized the importance of copy protection in digital PPV/VOD networks because VHS and DVD-R recorders can be used to make high quality VHS and DVD copies from the source analog video signal. Most digital PPV/VOD system operators have implemented our copy protection capability in their digital set-top boxes at the request of the Hollywood studios.

Our technology enables consumers to view PPV/VOD programs but inhibits unauthorized copying or significantly distorts unauthorized copies of the program when copies are attempted by both DVD and VHS recording devices. To date, our copy protection technology has been embedded in over 145 million digital set-top boxes and DVRs worldwide, representing nearly 90% of total digital set-top boxes deployed. Our technology is dormant until it is activated by system operators for specific PPV or VOD movies. During the past five years, our video content protection technology has been activated by PPV system operators in Western Europe and Japan and in 2004, our technology was activated by a PPV system operator in Canada.

VOD is an emerging service, with approximately 20 million U.S. households currently enabled to view VOD, and an estimated total of 25 million U.S households expected to be VOD enabled by the end of 2005. We are working with several major MPAA studios and system operators to enable copy protection activation for VOD services in the U.S.

It has become common practice among many consumers to copy their DVD, PPV or VOD content onto PVRs and media center PCs. To protect content in such circumstances, Macrovision introduced ACPe, a derivative technology of our analog copy protection technology that is designed to inhibit the storage of protected content onto these hard drive devices or control content storage time to be in accordance with rules defined by copyright owners.

Music Technology

The music industry is at a digital crossroads. Music industry CD sales fell approximately 10% year-over-year from 2001 to 2003, according to the International Federation of Phonographic Industries (“IFPI”). In 2004, there has been a slight recovery in music sales, primarily due to the emergence of legitimate online music download stores. The continued decline in CD sales in various key music markets is attributed to the high penetration of personal computer-based CD-burners, proliferation of peer-to-peer file sharing services and the historical lack of commercial adoption of copy protection and DRM technologies. Approximately 30% of recordings sold worldwide are reportedly illegal copies, resulting in an estimated $4.5 billion of lost industry sales in 2003 alone, according to IFPI’s “Music Piracy Report 2004.” In addition, peer-to-peer file sharing of music continues to be problematic. IFPI estimates there were approximately 100 million unauthorized music files on traditional web and file transfer protocol sites on the Internet and approximately 800 million unauthorized files on peer-to-peer networks at the end of 2003.

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

Peer-to-Peer File Sharing Content Management Technology

Jupiter Research reported that in July 2004, 23.4 million people downloaded music, video and software files over free Internet peer-to-peer file sharing networks. Content owners believe they have been harmed by the free and unauthorized file sharing over these networks to such an extent that they have initiated lawsuits against several of the file sharing networks and even the individual consumers themselves. Our CDS-300 content protection technology is designed to inhibit unauthorized content from being made available over P2P networks. In addition, our new Hawkeye technology, which was introduced in the second quarter of 2004, is designed to protect copyrighted content from being traded over the P2P file sharing networks.

PC Games Technology

With the proliferation of inexpensive high capacity CD-ROM burners, and the increase in broadband Internet connections to the home and small office, individual consumers now have ready means for unauthorized copying and distribution of desktop software on a broad scale. In fact, unauthorized downloads of application and entertainment software frequently meet or exceed the volume of downloads of music from Internet file sharing services. As a result, application software and interactive entertainment (primarily games) software companies are facing an unprecedented loss of revenues due to unauthorized consumer copying of CD/DVD-ROM software and unauthorized file sharing over the Internet. Our SafeDisc Advanced technology addresses this problem.

Software Technologies Group

The Software Technologies Group develops and markets our software value management solutions to hardware and software vendors and their enterprise customers. Our InstallShield Installer, Update Service, and Admin Studio products that we acquired as a result of the purchase of the assets of InstallShield Software Corporation in 2004 have been added to our FLEXnet Publisher and FLEXnet Manager products within our Software Technologies Group.

Software and Hardware Manufacturers

Software and hardware manufacturers have access to a variety of tools with which to design and develop software. However, when such software needs to be delivered to customers, manufacturers have primarily relied on homemade solutions to handle electronic downloading, advanced installation, embedded licensing enforcement, automatic updates, and back-office tracking of entitlements. This not only places restrictions on the business models with which manufacturers can engage their customers, but also can lead to general business problems such as confusion as to which updates are needed and difficulty with installations.

BSA estimates that worldwide software piracy was roughly 29% for software sold in 2003, and a 2004 study by IDC found that only 4% of enterprises actively try to monitor their compliance with their software contracts. In 2003, IDC reaffirmed its estimate that license managed software would grow at almost twice the rate of the overall market. We believe that Macrovision is positioned to benefit from this market growth due to our current market leadership, installed base of customers and broad product set. IDC has said that Macrovision’s core FLEXnet solutions benefit everyone in the industry from software publishers and their partners to their customers.

Enterprise End-Users

Enterprise IT teams are looking for ways to keep their software end-users as productive as possible while minimizing their support costs. Larger organizations that purchase significant volumes of software want to optimize those purchases, ensuring they purchase enough licenses to fulfill the needs of their end-users while at the same time ensuring they do not waste money by continuing to license unnecessary assets. These enterprises seek reporting software that can provide detailed usage information to guide them in their purchase decisions. Additionally, larger organizations that purchase significant volumes of software often have trouble complying with the purchase terms of their software. They desire automated solutions that help them stay within the bounds of their purchased licenses, and allow them to flexibly expand those bounds as needed (for example, via usage-based overdraft capabilities). Moreover, they seek management solutions that enable them to minimize the manual labor associated with managing large numbers of licenses and to maximize the reliability and availability of those licenses. Larger organizations also face significant challenges in rolling out software products to their thousands of employees and need to ensure that software is deployed easily without productivity loss to the enterprise. Prior to deployment, they typically need to repackage their software to set preferred options and default locations, as well as to check for potential conflicts with their other software.

Macrovision Solutions

We develop and market a broad array of digital product value management technologies for each of our business lines. The rapid expansion of broadband Internet connections for consumers and small businesses and the continued tightening of enterprise IT budgets may result in the adoption of new licensing and distribution models for our solutions. We believe this has created a large market opportunity for our value management solutions.

Entertainment Technologies Group

Video Technology

Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital PPV or VOD programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Videocassettes and DVDs are encoded with our video copy protection signal as they are manufactured. The result is that videocassettes and DVDs that are encoded with our copy protection signal will play normally on an analog TV set, but will cause generally unwatchable copies to be made on the vast majority of VCRs, and will shut down the analog-to-digital recording circuit of DVD recording devices, which include DVD-R devices and personal computers.

While our ACP technology addresses the analog hole, Macrovision has developed another video content protection technology, known as RipGuard DVD, to address the digital hole. This new hole was created by a class of piracy tools known as DeCSS rippers. Our RipGuard technology, which is applied to the DVD at the time of manufacture, is designed to prevent unauthorized optical disc copying (ripping) on PCs without requiring any modification to the PC. Together, ACP and RipGuard DVD are designed to close the analog and digital holes, and thus offer a comprehensive content protection solution.

In addition to our ACP solution for PPV/VOD applications, we have introduced our ACPe rights management solution, which allows content owners to both copy protect their PPV/VOD movies, as well as control the time that the content may be stored on personal video recorder hard drives, which are built into many digital set top boxes.

Our optic disc content protection technologies are licensed to 373 DVD and PC manufacturers, 382 DVD authoring houses, 123 replication facilities, 227 VHS commercial duplication facilities, 135 digital set-top box and hard drive recorder manufacturers and 65 semiconductor component suppliers worldwide.

Music Technology

We are actively involved in developing and marketing various technologies to meet the needs of emerging music delivery systems such as downloading and streaming via the Internet, as well as technologies to prevent the unauthorized copying of music CDs. Our music products combine the technologies that are the subject of patents developed internally, patents acquired from Midbar Tech (1998) Ltd. in November 2002 and patents acquired from TTR Technologies, Inc. in May 2003. Our CDS-300 v8 product provides music labels with “passive” copy protection that inhibits the consumer from copying music to a personal computer for subsequent redistribution on Internet based file sharing services. In addition, we utilize a proprietary “active” copy protection solution on the same CD that enables music files to be copied to a personal computer hard disk and be managed/played via Windows Media Player (or other DRM system) but controls (at the copyright owner’s option) subsequent transfer to portable devices, CD-Rs, and the Internet, and subsequent burning of copied CDs.

The CDS-100, CDS-200 and CDS-300 solutions have been used on over 400 million music CDs worldwide through 2004. Of the total number of copy protected CDs produced worldwide, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined. The CDS-300 v8 product is currently being introduced by several of the major music labels in international territories. We believe that we are well positioned to develop and market unique solutions that meet the needs of the consumer, the artist, the publisher and the music label.

Peer-to-Peer File Sharing Content Management Technology

Our Hawkeye technology is designed to protect copyrighted content by making it difficult, if not impossible, to download Hawkeye-protected music and video files from P2P file sharing networks. Content owners are able to designate which music tracks, music albums or movies they want to protect, and our technology is activated as a service to find and protect those specific files on various file sharing networks.

PC Games Technology

Our SafeDisc Advanced technology is designed to prevent the copying of CD/DVD-ROM computer software by encrypting executable files, embedding an authenticating digital signature and adding multi-layered anti-hacking software. This is a proprietary software-based copy protection solution that does not require any changes to standard PC or CD/DVD-ROM hardware. Because SafeDisc Advanced is designed to operate while the disc is in the CD/DVD-ROM drive, it is ideally suited to PC games and education software and is not applicable for console games like Sony Playstation or Microsoft Xbox. The technology is licensed directly to software publishers, and to mastering and replication facilities that embed our patented digital signature in a CD/DVD-ROM during the manufacturing process. SafeDisc Advanced has been licensed to 132 replicators worldwide, and is estimated to have been used on more than 300 million CD/DVD-ROMs since 1998.

Software Technologies Group

Software and Hardware Manufacturers

We provide an extensive set of software value management solutions, ranging from installation technologies to license management to update services to packaging/distribution conflict management. By incorporating our technologies into their products, manufacturers are able to improve their ability to provide a standard and seamless installation and activation experience, simplify product-marketing strategies, reduce unpaid usage and lower costs associated with product development, distribution, and delivery. We also offer manufacturers back-office products to help them better manage the entitlements they have granted their customers, as well as a hosted update service that enables manufacturers to keep their deployed products up to date. Most of these offerings are marketed as modules of our FLEXnet Publisher platform.

As a result of our acquisition of the assets of InstallShield Software Corporation in July 2004, our product offerings have increased. Our InstallShield Installer product is a multi-platform installer solution that is incorporated into our customers’ software applications to allow them to build a simple, effective installation solution inside their own application. Our Update Service product allows software developers to message end-user PCs regarding updates and promotions, and also provides them with a mechanism to automatically deliver updates over the Internet.

Enterprise End-Users

Complementing our FLEXnet Publisher offerings for manufacturers, we offer FLEXnet Manager for enterprise customers, to help such customers better manage their FLEXenabled products. FLEXnet Manager captures and analyzes software usage data to help enterprises determine where to allocate their software purchases and related costs and helps administer software access rights (electronic licenses) over global networks.

We also offer the AdminStudio family of products to help enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management). It is used as a front-end preparation tool to assess whether there are any software application conflicts with other installed software prior to deploying to all the end user PCs.

The Macrovision Growth Strategy

Leverage Key Customer Relationships. We currently maintain relationships with customers in various industry and market segments, including:

•	Video, music and PC games’ content providers such as the major Hollywood studios, independent movie producers, major record labels and independent record labels, and PC games publishers and distributors;

•	Hardware and software vendors, as well as enterprise organizations that use their products;

•	Content distributors such as the leading cable and satellite television system operators; and

•	Consumer electronics manufacturers of DVD players, CD and DVD drives, personal video recorders (“PVR”), and digital set-top boxes.

We intend to build our business by capitalizing on these customer relationships and targeting them for delivery of our existing and future digital product value management technologies.

Introduce New Product Applications and Technologies. We intend to develop additional product value management solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities in the following areas:

•	Current optical formats such as DVD, digital video and CDs;

•	Future optical formats;

•	Internet downloaded and streamed audio, video and software files;

•	Peer-to-peer file sharing antipiracy and commerce enablement;

•	DRM licensing and interoperability

•	CD-ROM, CD-Rs, DVD-ROM, DVD-Rs;

•	Electronic license management and delivery solutions for software vendors; Installation, product activation and update service solutions for software vendors;

•	Software asset management and packaging solutions for enterprise customers; and

•	Improved authentication, compression, and encryption technologies.

Expand and Protect Patent Position. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and copy protection technologies that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We have patented many of these proprietary solutions, and our patents underpin our strong competitive position and financial model. We also have acquired key software rights management and copy protection patents. We use patents to limit the proliferation of devices that circumvent our video content protection technologies, and we have initiated legal actions relating to infringement of these patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our DRM and copy protection technologies.

Continue To Make Strategic Acquisitions. We intend to continue to expand our technology portfolio by pursuing licensing arrangements, joint ventures and strategic acquisitions of companies whose technologies or proprietary rights complement our digital content value management or software value management technologies.

We have made a number of acquisitions since 1999. We acquired C-Dilla, Ltd. of the UK in June 1999 in order to enter the application software copy protection, license management and DRM business; in August 2000, we acquired Globetrotter Software, Inc., which facilitated our entry into enterprise electronic license management and software asset management business; in October 2000, we acquired Productivity through Software plc (“PtS”) of the UK, which was a distributor of our enterprise software solutions; in July 2001, we acquired the intellectual property and technology assets of AudioSoft, Inc., and in September 2001, we acquired the intellectual property and technology assets of MediaDNA, Inc., both of which provided us with significant intellectual property in the DRM business; in November 2002, we acquired the assets of Midbar Tech (1998) Ltd., which provided us with significant intellectual property and key personnel skilled in music copy protection and controlled disc burning applications; in May 2003, we acquired certain assets of TTR Technologies, Inc. to further enhance our intellectual property relating to music copy protection; in August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space; and in July 2004, we acquired the intellectual property and assets of InstallShield Software Corporation, which provided us with the ability to expand our product portfolio in the software value management category and reach a large software developer customer base.

Technology Licensing, Sales and Marketing

Technology Licensing. We have built, and continue to add to, a large patent portfolio that helps differentiate our products and is important to our license driven business model. We generate recurring revenues from a variety of sources by licensing our portfolio of digital content value management and software value management technologies. We believe that content owners and software vendors utilize our solutions to secure their content or software and to ensure that their end-user customers pay them for the use of such content or software. We receive royalties and recurring revenues as follows:

•	Video, music and PC games content owners typically pay us a per-unit licensing fee for the right to use our proprietary copy protection technologies for DVDs, videocassettes, music CDs and CD-ROM games and a service-based fee for the right to use our peer-to-peer file sharing content management technologies;

•	Software vendors and enterprise end-user customers pay us a fee to license our technology using either time-based licenses or perpetual licenses combined with annual maintenance fees;

•	Consumer software publishers pay us a per-unit licensing fee to use our technology for CD-ROM copy protection and time-based or perpetual licenses for our DRM technology;

•	Digital set-top box and digital PVR manufacturers license our video content protection technologies for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators;

•	Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video content protection technology into their networks for PPV or VOD services. In addition, we are entitled to transaction-based royalty payments when copy protection for digital PPV or VOD programming is activated by system operators and copy protected programs are purchased by subscribers; and

•	DVD hardware manufacturers (DVD consumer electronic player manufacturers and PC DVD drive suppliers) license our technology for an up-front fee and annual license fee.

Sales and Marketing. We market our digital content value management and software value management solutions directly to content owners and software vendors in both the video and software markets. We also license our software asset management solutions directly to end-user enterprise customers. We supplement our direct sales efforts with reseller programs and service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations, and third party professional services, value added reseller, and systems integrator organizations in our enterprise software business. We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters. As part of our FLEXnet platform, we established alliances with several partner companies to extend the FLEXnet ecosystem to include other third-party services and solutions. We have a worldwide network of resellers who help us sell our InstallShield products.

Our primary locations for product development, business strategy, and operations are in our Santa Clara (California), Schaumburg (Illinois) and Maidenhead (United Kingdom) offices. We have sales and support operations through our U.S. sales force, and through our offices in the United Kingdom, Netherlands, Germany, France, Israel, Japan, Taiwan, Hong Kong, and Korea.

Customers

Entertainment Technologies Group

Video Technology

Video Content. We license our video content protection technology to the major motion picture studios and also to “special interest” customers that include independent video producers and corporations. Our copy protection technology for videocassettes and DVDs is used by the following leading major motion picture studios and home video suppliers:

•	Lions Gate Entertainment

•	Buena Vista Home Video (Disney)

•	HBO Home Video

•	New Line Cinema

•	Paramount Pictures

•	Twentieth Century Fox Home Entertainment

•	Universal Studios Home Video (NBC)

•	Warner Brothers Home Video

No customer accounted for more than 10% of our net revenues in 2004. One customer accounted for more than 10% of our net revenues in each of 2003 and 2002.

PPV/VOD System Operators. There are 23 system operators who have licensed or specified Macrovision’s digital PPV copy protection technology for incorporation into their networks, including:

•	British Sky Broadcasting Group (UK)

•	BS Conditional Access Systems (Digital BS Broadcast) (Japan)

•	DirecTV (North America)

•	EchoStar Communications (USA)

•	Galaxy Satellite Broadcast (Hong Kong)

•	KDDI (Japan)

•	Korea Digital Satellite Broadcast (Korea)

•	LodgeNet Entertainment (USA)

•	NTL (UK)

•	Premiere Fernsehen (Germany)

•	Shaw Cablesystmes (Canada)

•	SkyPerfecTV! (Japan)

These system operators have paid a one-time license fee to us and have entered into agreements with us pursuant to which we are entitled to transaction-based royalty payments at such time as copy protection for digital PPV or VOD programming is activated. Although 23 system operators have specified Macrovision technology for incorporation into their networks, only 13 international system operators have activated our copy protection in their networks, while the majority of U.S. systems operators have not yet activated copy protection, even though the technology is included in their network infrastructure. In 2004, Shaw Cablesystems in Canada became the first North American cable operator to activate our PPV/VOD copy protection technology. We are in discussions with a number of major studios and system operators to activate VOD copy protection in the U.S.

Consumer Electronics Hardware Manufacturers. We believe that our DVD copy protection technology is universally utilized as the analog-to-analog and analog-to-digital copy protection solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2004, 373 companies that manufacture DVD players or PC/DVD-ROM drives had signed agreements with us to incorporate our DVD copy protection technology into their hardware, including both Sony and Microsoft for their DVD-based game consoles PlayStation®2 and Xbox™.

Our PPV/VOD copy protection technology is embedded in more than 145 million digital set-top boxes currently in use worldwide, which we believe represents approximately 90% of all digital set-top boxes. We have licensed our copy protection technology for digital PPV/VOD to 107 set-top box and 28 DVR manufacturers, including:

•	Acer

•	Advanced Digital Broadcast

•	Daewoo Electronic

•	EchoStar Communications

•	Mitsubishi Electronic

•	Motorola Broadband

•	Nokia Multimedia Terminals OY

•	Pace Micro Technology

•	Panasonic (MEI)

•	Philips Business Electronics

•	Pioneer Electronics

•	Samsung Electronics

•	Scientific-Atlanta

•	Sony

•	THOMSON Multimedia

•	TiVo

•	Toshiba

We have also authorized 65 semiconductor companies to incorporate our digital PPV/VOD and DVD copy protection technologies into their semiconductor and reference designs. These companies generally pay us a one-time service fee to verify correct implementation of our video content protection technology in digital-to-analog application specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and hard drive recorder (sometimes referred to as “digital video recorder”) manufacturers.

New Video Technologies. As of December 31, 2004, one of our customers began using our Hawkeye P2P services to protect select movies and several movie studios began testing our RipGuard DVD rip control solution.

Music Technology

CDS-100 and CDS-200 have been utilized on music CDs by all four major music labels (i.e., Universal, Warner, Sony/BMG, and EMI) in Europe and/or Japan, and by Avex, Pony Canyon and others in Japan. The CDS processor, which our customers use to apply our copy protection technologies to their CDs, has been installed in 56 manufacturing plants worldwide, including plants in North America, Europe and Japan. In 2004, we introduced our latest digital media management content protection solution, CDS-300 v8, which was tested by the studios in late 2004. CDS-300 v8 will be available in 2005.

PC Games Technology

Our copy protection technology for consumer software is used by leading software (primarily games) publishers, including the following:

•	Activision

•	Apple

•	CDV Software Entertainment

•	Eidos

•	Electronic Arts

•	Hasbro (Infogrames)

•	Hyperion

•	Microsoft

•	Take 2 Interactive

•	3DO

•	Ubisoft Entertainment

Our consumer software customers have a wide choice of licensed replicators that they can use throughout the world and 132 mastering facilities and replicators have been licensed and have installed SafeDisc mastering and quality assurance systems from authorized suppliers of these systems.

Software Technologies Group

Software and Hardware Manufacturers

We believe that FLEXnet Publisher, our software value management product for manufacturers, is the industry leader. We have licensed our FLEXnet-related technologies in a range of market segments to more than 3,800 software and hardware manufacturers, including:

•	Adobe

•	Autodesk

•	Cadence Design Systems

•	Cisco Systems

•	Citrix

•	IBM

•	Macromedia

•	Sybase

•	Synopsys

•	UGS PLM Solutions

•	Wind River Systems

In addition, we believe that our InstallShield installer is the industry leader, having been sold to over 55,000 customers. All of the top 100 software publishers use InstallShield.

Enterprise End-Users

In addition we have licensed software asset management products to over 1,500 corporate end-users, enabling these end-users to deploy, manage, and track the software they have purchased from our software vendor customers. Examples of such corporate end-user customers include:

•	Agilent

•	BMW

•	Boeing

•	Eastman Kodak

•	Ford Motor Company

•	Honeywell

•	IBM

•	Lockheed Martin

•	Motorola

•	Nokia

•	Philips

•	Siemens

Similarly, we have licensed our AdminStudio line to over 4,000 enterprise customers, including:

•	Bank of America

•	BMW

•	Costco

•	Disney

•	Ford Motor Company

•	Liberty Mutual

•	Motorola

•	Proctor & Gamble

•	Reuters

•	UPS

•	US Navy

Technology

Entertainment Technologies Group

Video Technology

Our technology was originally designed to prevent unauthorized copying of VHS and PPV/VOD programming to VCRs without impacting the original playback. We expanded this to inhibit unauthorized DVD-to-VHS copying. Hardware manufacturers have designed their DVD-R devices to recognize our copy protection signal to inhibit DVD-to-DVD copying as well. The majority of the recently introduced PVRs, DVD/VCR combo units, DVD recorders and PVR/DVD-R combo units comply with the DMCA, which requires that manufacturers must design their recording devices to sense widely used copy protection technologies, and, as a result, they recognize Macrovision’s proprietary analog copy protection process and disable digital recording onto DVD discs.

DVD and Digital PPV/VOD Copy Protection. The DVD and digital PPV/VOD versions of our video content protection technologies employ proprietary electronic pulses placed in analog video streams and a second patented copy protection process called Colorstripe. Colorstripe affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, Colorstripe is more effective against circumvention by most “black box” circumvention devices that were sold in the past. Copy protection is implemented in DVD and digital PPV/VOD applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The copy protection circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or sent along with the PPV movie transmission to the subscriber’s set-top box or hard drive recorder. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the copy protection signal to the analog output of the DVD player or digital set-top box. As with videocassette copy protection, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette copy on a VCR, and DVD recorders do not make DVD copies when they sense Macrovision copy protection signals at their analog inputs.

ACPe Content Management. Our ACPe technology can be used by content owners to control how long their PPV/VOD content may be stored on compliant digital set top box PVR units and home media center PC hard drives.

RipGuard DVD Rip Control Content Protection. RipGuard DVD is the digital copy protection counterpart of our ACP technology. It is designed to inhibit software ripper programs that operate on a consumer’s PC. It can be used in conjunction with ACP to give a combination analog and digital copy protection solution for optical discs. Ripguard DVD is a unilateral content protection solution, in that it is applied to the DVD disc at the time of manufacture, and is designed to have no impact on the quality of the displayed video and requires no hardware or special software on the PC or DVD player device.

Music Technology

In the audio CD market, CDS-100 and CDS-200 copy protection technologies were developed to inhibit consumer electronic device music files (standard, uncompressed music CD format) from being ripped by PCs. Each of the several CDS-100 and CDS-200 copy protection functions (e.g., coding, hiding and timing) is covered by pending patent applications. Our CDS-300 v8 product incorporates an active license manager solution that requires automatic transfer of software code from the CD to the PC hard drive, which is both consumer and rights owner friendly and can be used with any DRM.

Peer-to-Peer File Sharing Content Management Technology

Our Hawkeye technology can be used to protect copyrighted content by controlling the unauthorized file sharing of all types of digital content, including video and music, over P2P networks.

PC Games Technology

Each CD/DVD-ROM published with the patented SafeDisc Advanced technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. The digital signature, which is designed to prevent copying by CD recorders or transfer from a CD/DVD-ROM to a hard disc drive, is added to each original disc during the mastering/replication process. SafeDisc is a “unilateral” copy protection solution, which means that all of the copy protection technology resides on the CD/DVD-ROM and nothing has to be added to or changed in the PC. When a user inserts an original SafeDisc-protected disc in a CD/DVD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD recording device or professional mastering equipment to duplicate a CD/DVD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy. If someone attempts to use such an unauthorized copy, the digital signature cannot be found, decryption will not take place and the copy will not run.

SafeDisc also contains anti-hacking technology which is designed to prevent the compromise of its security features. Because of our widespread penetration in the PC games’ market, hackers have targeted and cracked several versions of SafeDisc. For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community. We have released new product versions approximately two to three times per year incorporating new anti-hacking features.

Software Technologies Group

Software and Hardware Manufacturers

FLEXnet Publisher enables software publishers and hardware manufacturers to price, package, and protect their software. Using FLEXnet Publisher, customers can electronically generate, track, and enforce their software licenses and guard against unauthorized use by implementing product activation or copy protection. FLEXnet Publisher also enables software publishers to generate additional revenue by offering their customers a broad choice of pricing and licensing models, including subscription- and usage-based models.

Software and hardware vendors integrate FLEXnet Publisher™ solutions into their products to monitor or control a customer’s compliance with a product’s license terms. Terms of the license are typically stored in an authenticated license file that resides either on the local computer’s hard disk drive or on a network-connected central server. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates or exceeds the license rights, or simply provide notification to the user or system administrator when product use has exceeded the customer’s license rights. This allows end user customers to buy software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches. These terms may include floating licenses

(where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date or after a specific number of uses). With FLEXnet Publisher, software vendors can enable users to “activate” previously unlicensed copies of the software over the Internet, or by typing in a series of digits read over the phone. Electronic licensing can also record the use of licensed software into a transaction log, which is authenticated and encrypted so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing.

Software and hardware vendors apply our InstallShield technology to their finished products, in effect “wrapping” the application for installation. When the end-user runs the installation program, it asks the user a number of questions and places the program files in the correct locations, configuring the program to run as requested.

Our Update Service technology is implemented as a program that resides on the end-user’s machine. It periodically checks the Internet for updates and downloads them as configured. End-users and/or their IT department system administration group can control how frequently (if at all) they want the service to check for updates, and what to do with those updates when available.

Enterprise End-Users

Macrovision’s asset management software enables larger organizations to more effectively manage their licensed software, by providing interfaces to control licensed servers and set alerts to important licensing events. Moreover, this software can read and interpret the usage transaction logs described in the preceding section, enabling customers to better manage their FLEXenabled software assets and to allocate software-related costs to different departments or projects within the company. Our AdminStudio technology helps enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new technologies related to our various digital product value management offerings. Our core competencies are in electronic license management and license delivery software, installer software, anti-hacking software, digital and analog video and audio engineering, copy protection engineering and optical media formats. We have acquired other companies and technologies to supplement our research and development expenditures. In 2004, 2003 and 2002, our expenses for research and development were $28.7 million, $17.2 million and $11.9 million, respectively.

Intellectual Property Rights

Patents Issued & Pending. We hold 100 U.S. patents and have 80 U.S. patent applications pending. Of the issued patents, 38 relate to our copy protection technologies, 24 relate to video scrambling, 12 relate to audio scrambling, seven relate to electronic license management and five relate to DRM technology (namely content usage control, tracking, and e-transactions). Of the pending patent applications, 40 relate to our copy protection technologies, six relate to video scrambling, 13 relate to audio scrambling, 10 relate to electronic license management and eight relate to DRM technology. The last of our issued U.S. patents expires in 2022. The last of our core group of analog copy protection patents expires in the year 2021. We also have 783 foreign patents issued and 336 foreign patent applications pending in 51 countries. Of the issued foreign patents, 499 relate to our copy protection technologies, 113 relate to video scrambling, 43 relate to audio scrambling, and 22 relate to electronic license management and DRM.

Circumvention Technology Patents. Included in the patents related to our copy protection technologies are 14 U.S. and 106 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video content protection technologies. We also have three U.S. and 24 foreign circumvention technology patents pending. We have historically used these patents to limit the proliferation of devices intended to circumvent our video content protection technologies. We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices. See “Legal Proceedings.”

Competition

Entertainment Technologies Group

Video Technology

Our video content protection technologies are proprietary and have broad U.S. and international patent coverage. We believe that there are currently no significant analog video copy protection competitors. We have the only analog copy protection scheme that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders and hard drive recorders. Currently, our video content protection technology is embedded in nearly 100% of all DVD players and nearly 90% of digital set-top boxes worldwide. While it is possible that a competitive video content protection technology could be developed and deployed, we believe it would take years for the competitive technology to be tested and accepted by hardware manufacturers and ultimately to begin to be embedded into the consumer electronic devices. By the time this would happen, it is unlikely any other analog copy protection technology would displace our copy protection infrastructure and our extensive video copy protection “ecosystem.”

Our technology is designed to inhibit or prevent unauthorized consumer copying; it is not designed to prevent professional piracy. We believe that our customers are very concerned with professional piracy of their video, audio and software products. We believe that our customers’ assessment of the relative threats of professional versus consumer piracy may present a certain level of competition to our video copy protection business, to the extent that some content owners may decide to devote more of their resources to fighting professional video piracy instead of using our copy protection to deter unauthorized consumer copying.

With the increase in online movie and music distribution over the Internet, and with the continuing advance of digital content and high definition formats, our analog video content protection technologies that protect standard definition content on optical media and digital PPV/VOD signals may be viewed by our customers as being less important than the other digital and network copy protection solutions. As a result, other Internet-based digital content protection or DRM technologies may present significant competition to our video copy protection business, such as DRM offerings by Intertrust, Microsoft, RealNetworks, Contentguard and Sony. In addition, Sony’s ARccOS product may present competition to our RipGuard DVD business. Competitors may also bundle their products with their own replication services, and by doing so, those competitors may be able to offer lower prices for the combined offering and therefore studios may switch to such replication facilities.

Music Technology

We believe that there are a limited number of direct competitors in the audio copy protection and rights management market, including SunnComm, Sony, First4Internet and Settec, with Sony having substantially greater financial and other resources than we have. To date, we believe we have a significant market share of the CDs produced worldwide to which audio CD copy protection has been applied. In 2004, only 180 million music CDs out of a total of approximately 2.3 billion music CDs produced included copy protection technology from any supplier, including Macrovision.

In January 2003, Microsoft announced the release of its Windows Media® Data Session Toolkit (“WMDST”) with a DRM solution that can to be deployed independently of our solutions. The announcement included SunnComm as the first company to integrate a third party music CD copy protection technology with Microsoft’s WMDST. We believe that SunnComm uses technology that is competitive with our CDS-100 and

CDS-200 technologies. It is possible that Microsoft may develop or acquire copy protection and rights management solutions that compete with our offerings. We have a non-exclusive agreement with Microsoft to allow their Windows Media Player and WMDST to interoperate with our CDS-300 solution.

Peer-to-Peer File Sharing Content Management Technology

We believe there are two primary competitors in the P2P file sharing content management market: MediaDefender and Loudeye’s Overpeer Division. While these competitors were the first in this market and are very competitive in terms of pricing, we believe that our Hawkeye technology has the advantage of being able to more efficiently scale the solution to accommodate growing numbers of simultaneous titles/tracks that are copy protected.

PC Games Technology

We believe that there are a limited number of competitors in our SafeDisc Advanced consumer software copy protection market, including Sony SecuROM (developed and marketed by Sony’s DADC optical disk manufacturing subsidiary), StarForce Technologies, Settec and Smarte Solutions.

Software Technologies Group

Publisher Value Management

Our primary competition in the publisher value management market comes from customers and prospects that develop their own homemade solutions. We have other more traditional competitors in various subcomponents of our offerings, including SafeNet (who acquired Rainbow Technologies, and has a small license management offering) and Altiris (who acquired Wise and has a small installer offering). There are other much smaller competitors as well, including companies such as XtreamLok and Softwrap. Operating system developers such as Microsoft, IBM and Sun already integrate limited license management and installation functionality into their products, and they could expand this functionality, which could pose an increased competitive threat. Similarly, microprocessor suppliers may choose to integrate rights management solutions into their products, and software resellers could also begin to develop their own electronic license management solutions.

Enterprise End-User Software Asset Management

Macrovision provides software asset management solutions to help end users monitor FLEXenabled applications. Because we encrypt the FLEXnet usage log files, we are the only ones authorized to read and interpret the FLEXnet usage log files for purposes of software asset management. We believe that there are currently no significant competitors in this particular software asset management area. In the larger market of software asset management in general, products such as CA Unicenter and IBM Tivoli offer related and sometimes overlapping functionality.

For our InstallShield heritage products, we believe our primary competitors are Altiris (for our AdminStudio and Windows installer business) and ZeroG (for our non-Windows installer business). Altiris acquired Wise’s PackageStudio product and we believe that PackageStudio currently outsells AdminStudio, in part due to historical distribution arrangements established before the Altiris acquisition. ZeroG is a small private company that focuses on non-windows-based deployment solutions.

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

We provide a variety of technical support to our content value management and software value management customers, including:

•	We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows;

•	We provide pre- and post-sales professional services and technical support, post-sales technical support, maintenance support, training, integration and software development services to customers incorporating FLEXnet and InstallShield in their applications, as well as to enterprises who use our FLEXnet Manager and Admin Studio solutions;

•	We support the efforts of television, VCR and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content protection technologies;

•	We assist semiconductor manufacturers in incorporating and certifying our video content protection technologies into a variety of digital video integrated circuits;

•	We regularly test the effectiveness and transparency of our video, audio and PC games copy protection technologies on representative samples of consumer televisions, VCRs, DVD players and PC drives, and music CD player and recorder devices to determine whether modifications or enhancements may be necessary;

•	We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc modules;

•	We provide training and application support for the SafeDisc, CDS, and Ripguard software toolkits; and

•	We test for SafeDisc, CDS, and Ripguard compatibility and effectiveness with a variety of PC and CD-ROM drive software and hardware.

Our strategy is to license our technologies to third parties that manufacture products or software incorporating our technologies. For our InstallShield products, we contract with outside replicators to produce, package, and fulfill orders. Our manufacturing operations are limited to low volume video and audio copy protection processors used by third party replicators that require in-house system integration and quality control efforts.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted in recent years to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners.

In the United States, Congress enacted the Digital Millennium Copyright Act (“DMCA”) in October 1998. This law required all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. The DMCA includes a clause that outlaws all circumvention devices and technologies that could be used to defeat widely used copy protection technologies. Based on our recent tests of new DVD recorder devices, we believe that manufacturers have designed them so they will not record analog input that is Macrovision copy-protected. Hence, our technology prevents copying on both VCRs and DVD-R devices. We also believe that software “ripper” products, when they include circumvention of copy protection or CSS encryption, are illegal under the law. In addition, we believe that software ripper companies who update their ripper products in order to circumvent RipGuard may be in violation of the anti-circumvention provisions of the DMCA. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

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

Strategic Investments

We have made strategic investments in companies with complementary technologies and markets where we felt we could broaden our market reach or technology portfolio. The adjusted cost of our strategic investments as of December 31, 2004 was $18.8 million and consisted of investments in the following company:

Digimarc Corporation (Nasdaq: DMRC). In December 1997, we made our initial investment and signed a joint development agreement with Digimarc Corporation, a provider of patented digital watermarking technologies that allow digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2004, we owned approximately approximately 9.8% of Digimarc, which translated to a valuation of $18.8 million. During 2002, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $1.8 million as a result. There were no charges taken in 2003. During 2004, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $5.3 million as a result.

In addition to the above investment, we have made and hold strategic investments in other companies that have been written down and have no recorded value as of December 31, 2004.

Our strategic investments represented 4.1% and 7.0% of our total assets as of December 31, 2004 and 2003, respectively. In total, we wrote off $5.5 million, $4.8 million and $17.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to impairments that were other-than-temporary, in an aggregate of eleven companies. In the future, we may continue to evaluate and make such minority investments for strategic purposes. We may never have an opportunity to realize a return on either current or future investments and may be required to write off all or part of these investments.

Employees

As of December 31, 2004, we had 606 full-time employees. Of these employees, 189 are based outside of the United States. We expect to hire additional employees in 2005, particularly in engineering, marketing, sales and support. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future. Our ability to hire and retain qualified personnel may be adversely affected if we decide not to offer broad-based stock options in response to Financial Accounting Standards Board (“FASB”) directives for stock option expensing.

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

Company Risks

The success of our business depends on the continued use by major movie studios of our video content protection technology.

If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Historically, we derive a majority of our net revenues and operating income from fees for the application of our patented video content protection technology to various video formats: prerecorded videocassettes, DVDs and digital pay-per-view or video-on-demand (PPV/VOD) programs.

Any future growth in revenues from these fees will depend on (a) growth in the various media formats, (b) increased use of our video content protection technology on a larger number of videocassettes, DVDs, digital PPV/VOD programs or PCs, or (c) increases in usage fees or royalties. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing the technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using content protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore studios face substantial increases in marketing costs which creates increased pressure to trim manufacturing expenses. This includes cutting back in their content protection usage, as well as negotiated reductions in their usage fees. Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, although we have not experienced a decline in total revenue, we have seen our usage fees on a per unit basis decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

We have been successful historically in licensing our content protection technologies to control unauthorized casual consumer copying. Other content piracy sources include camcorders in movie theaters,

peer-to-peer file sharing services and PC-based DVD copying software. To the extent that our customers spend money to prevent or litigate against these other piracy sources, they may reduce spending on our technology. Additionally, if our customers are unable to prevent their content from becoming available through these other piracy sources, they may consider our technology to be less valuable. In either event, our business would be harmed.

Any decline in demand for our video content protection technology, including a change of video content protection policy by the major motion picture studios, or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video content protection technology, or additional declines in our average unit royalties, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our content protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

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

Further, we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter. This is primarily due to the delay inherent in reporting from certain licensees and closing of new sales agreements, resulting in potential volatility in the price of our common stock. Other factors that could affect our operating results include:

•	The timing and number of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	The ability of the MPAA studios utilizing our content protection technology to produce one or more “blockbuster” titles on an annual basis;

•	The acceptance of our content protection technologies by major motion picture studios and software companies;

•	Expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	The acceptance of our software value management (electronic licensing, installation, update service, software asset management, packaging) solutions by software vendors and end-user organizations;

•	The acceptance of our new music content protection technologies by major music labels in the U.S. market, Europe and Asia, and the impact of consumer activist organizations;

•	The extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	Adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions;

•	The timing and popularity of releases of computer software CD-ROM multimedia titles;

•	The extent to which various hacking technologies are viewed by our customers to undermine and devalue our technologies; and

•	The extent to which we are able to transition our market leading position in optical media (i.e., packaged media) content protection and our DRM patents into digital content value management via the Internet.

We experience seasonality in our operating results, which may affect the price of our common stock.

Because of the nature of the products that we offer, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter, and at times in subsequent quarters, of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies, games and music during the year-end holiday shopping season as well as the pronounced fourth quarter seasonality in the software business. Our revenues generally have tended to be lower in the summer months, particularly in Europe.

We depend on a small number of key customers for a high percentage of our revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base and our net revenues is highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our business. Historically, we have derived the majority of our net revenues from a relatively small number of customers. No customer accounted for more than 10% of our net revenues in 2004, one customer accounted for 10.2% of our net revenues in 2003 and one customer accounted for 11.4% of our net revenues in 2002.

We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times from 2005 to 2007, and may or may not be renewed, or, if renewed, may be at substantially reduced per unit prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our net revenues and operating income, and our business would be harmed.

We depend on signing and in some cases completing high-value license agreements during the reporting period from major software customers for our FLEXnet product and the inability to sign or complete these agreements could result in a decline or deferral of our revenues and profits.

Currently, a material portion of our FLEXnet revenues are generated from perpetual licenses, under which license fee revenue is generally recognized up front on a one-time basis, combined with an annual maintenance fee that is ratably recognized over the 12-month period. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. We currently offer our customers the choice between a perpetual license and an annual (or time based) license, the latter of which results in ratable recognition of the license fee over the term of the license, which is generally 12 months.

Additionally, in the future, we believe an increasing portion of our FLEXnet revenues may be generated from custom software development projects and recognized when the projects are completed. We expect that as we pursue more independent software vendor customers in the mainstream enterprise software market, we may engage in more custom software development projects, which may delay our revenue recognition by linking it to completion of software and formalized customer acceptance.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

In general we are dependent on our customers and licensees — including producers and distributors of content for music, films, videos, software and games — to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

International and export sales together represented 42.2%, 42.2% and 34.2% of our consolidated net revenues in 2004, 2003 and 2002, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for music CDs, digital PPV networks, DVDs, and consumer software. Worldwide adoption of our FLEXnet software value management solutions will also be an important driver of future growth.

To the extent that foreign governments impose restrictions on importation of programming, technology or components from the U.S., the requirement for content protection and rights management solutions in these markets could diminish. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S., which increases the risk of unauthorized use of our technologies and the ready availability or use of circumvention technologies. Such laws also may not be conducive to copyright protection of digital content and software, which may make our content protection technology less effective and reduce the demand for it.

Because we sell our products worldwide, our business is subject to the risks associated with conducting business internationally, including:

•	foreign government regulation;

•	changes in diplomatic and trade relationships;

•	changes in, or imposition of, foreign laws and regulatory requirements;

•	changes in, or weakening of copyright and intellectual property (patent) laws and support for content protection and DRM technologies;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	tariffs or taxes and other trade barriers and restrictions;

•	fluctuations in our net effective income tax rate driven by changes in the percentage of revenues that we derive from international sources;

•	changes in a specific country’s or region’s political or economic condition, including changes resulting from the threat of terrorism;

•	difficulty in staffing and managing foreign operations; and

•	fluctuations in foreign currency exchange rates.

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, music, PPV and other applications requiring our content protection solutions or if regulations governing our international businesses change. For example, our products are eligible for export under the U.S. Export Administration Act and U.S. export regulations. We have implemented a program to comply with these laws and regulations, but cannot guarantee that any particular product can be exported to any particular location at any particular time. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

If we fail to develop and deliver innovative technologies in response to changes in the entertainment industry, our business could decline.

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants. If we are unsuccessful in developing and delivering new technologies, our business would be harmed.

Our success is heavily dependent upon our proprietary technologies.

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content value management and software value management technologies that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. The last of our core group of analog copy protection patents expire in the year 2017. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

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

We are entering into a new business for the protection and enablement of audio, video and software content on the Internet and P2P networks. We believe that there is and will continue to be an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and P2P networks and through new devices, especially as it relates to the music, motion picture and software industries. P2P network providers and consumer activist groups have been very active in litigation against attempts to restrict the free use and distribution of content over the Internet and P2P networks. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

It may be time-consuming and costly to enforce our patents against devices and hacking techniques that attempt to circumvent our content protection technology, and our failure to control them could harm our business.

We use our patents to limit the proliferation of devices and technologies intended to circumvent our video content protection technologies. In the past, we have initiated a number of patent infringement disputes against manufacturers and distributors of these devices and software. In the event of an adverse ruling in such litigation, the value of our video protection technology may decline due to the legal availability of such a circumvention device, or we may have to obtain rights to the offending devices to protect the value of our technology. The legal availability of circumvention devices could result in the increased proliferation of devices that defeat our content protection technology and a decline in demand for our technologies, which could have a material adverse effect on our business.

A limited number of DVD manufacturers may build products that either do not contain our content protection technology, or include features that allow consumers to bypass content protection. Although we believe this is in contravention of the DMCA, as well as the basic DVD CSS license, proliferation of these products could cause a decline in demand for our technologies, which could harm our business.

Any legal or other enforcement action that we may initiate could be time-consuming to pursue, involve costly litigation, divert management’s attention from operations or may not be successful. See “Legal Proceedings.”

In the PC games copy protection segment, a number of individuals have developed and posted SafeDisc Advanced hacks on the Internet, or CD cloning software. If we are not able to develop frequent SafeDisc Advanced software releases and new digital signatures, which deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. We expect to encounter similar challenges with our CDS-300 music content protection product, our Ripguard DVD anti-ripper product and our Hawkeye P2P file sharing antipiracy service.

CGMS-A is an alternative analog copy protection technology for which we have patents that apply in the United States. We believe this technology has applicability in protecting digital content within home media centers, Internet downloads, and digital PPV/VOD broadcasts. We plan to license these patents to both content owners and hardware manufacturers. If our patents are contested, we may find that the cost in terms of litigation expense, management diversion, and reduced customer goodwill may offset the revenue potential and could harm our business.

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business.

Consumer rights advocates and other constituencies are challenging copyright law, notably the U.S. Digital Millennium Copyright Act of 1998, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

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

Our relationships with entertainment industry participants are particularly important to our businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, video game designers, music producers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

We must establish and maintain licensing relationships with companies other than content owners or software publishers to continue to build and support a worldwide content value management ecosystem and to expand our business, and failure to do so could harm our business prospects.

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD and CD authoring facilities, mastering houses and replicators;

•	DVD and CD authoring tools software companies and replicator test equipment suppliers;

•	DVD and CD hardware manufacturers;

•	videocassette duplicators;

•	semiconductor and equipment manufacturers;

•	operators of digital PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers; and

•	DRM suppliers, especially in the music business.

Substantially all of our license agreements are non-exclusive, and therefore our licensees are free to enter into similar agreements with third parties, including our competitors. Our licensees may develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors.

Some of our third party license arrangements will require that we license others’ technologies and/or integrate our solutions with others. As an example, our customers will expect that our music copy protection, authentication, and controlled burning technologies will be integrated with various DRM solutions. In addition, we rely on third parties to report usage and volume information to us. Delays, errors or omissions in this information could harm our business. If these third parties choose not to support integration efforts or delay the integration, our business could be harmed.

We must continue to provide satisfactory support and maintenance services to our software value management customers.

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

We depend on third parties to implement and support our SafeDisc Advanced, our CDS-300 music copy protection, and our Ripguard DVD anti-ripper software modules within their optic disc encoding and quality assurance equipment.

We rely on third party vendors such as DCA, Eclipse, Media Morphics and CD Associates to develop and incorporate software modules that will:

•	apply the various digital signature, formatting, and copy protection technology at licensed replication facilities; and

•	allow replicators to run specialized quality assurance tests to confirm our technologies are applied.

Our operations could be disrupted if our relationships with third party vendors are disrupted or if their products are defective, not available or not accepted by licensed replicators. This could result in a loss of customer orders and revenue.

Our various digital content value management solutions are available in more than 132 of the world’s largest mastering and replication facilities, and are designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply these technologies to optical media-based content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

We rely on our licensees and others to accurately prepare manufacturing reports in determining our licensing revenue, and if these reports are inaccurate, our operating results could be materially adversely affected.

Our licensing revenue is generated primarily from content owners who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a per-unit licensing fee based on the number of units of product they manufacture that incorporates our technologies. We depend on third party replicators to properly apply our content protection technology to content on behalf of our customers, to properly perform quality assurance testing with respect to such content and to accurately report the number of copy protected units manufactured. In collecting our license fees, preparing our financial reports, projections and budgets and directing our sales and product development efforts, we rely on those manufacturing reports from our customers and their replicators. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately and audits are generally expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which could adversely affect our operating results. To the extent that these same parties improperly report and overstate the number of products incorporating our technologies that they ship, we may have to issue credits for past revenue, which could adversely affect our operating results.

Our operating results may fluctuate depending upon when we receive manufacturing reports from our licensees.

Our quarterly operating results may fluctuate depending upon when we receive royalty reports from our licensees. We recognize a portion of our license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our revenue is dependent upon the timing of our receipt of those reports. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results.

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

If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our business. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisition activities could also cause operating margins to fall depending upon the financial models of the businesses acquired.

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

We currently hold minority equity interests in a number of companies, including Digimarc, a public corporation. These strategic investments, totaling $18.8 million, represented 4.1% of our total assets as of December 31, 2004. Other than Digimarc, our strategic investments are in privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best.

We have written off all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them. Through December 31, 2001, we had invested an aggregate of $53.3 million in strategic investments. Since December 31, 2001, we have not made any additional strategic investments. During 2004, 2003 and 2002, we wrote off $5.5 million, $4.8 million and $17.2 million, respectively, of strategic investments resulting from impairment that was other-than-temporary.

Our products could be susceptible to errors or defects that could result in lost revenues, liability or delayed or limited market acceptance.

We offer and develop a series of complex content value management and software value management solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Any such defects or errors in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

In addition, we rely on the customer and third party replicators to properly use our products to protect the software and applications to which our technology may be applied. Any improper use or application of the software by the customer or the third party replicators may render our technologies useless and result in losses from claims arising out of such improper use of the products.

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

In protecting copyrights and other intellectual property rights of our customers, our products affect consumer use of our customers’ products. Consumers may view this negatively and discontinue or threaten to discontinue purchase or use of our customers’ products unless our customers stop using our technologies. This may cause a decline in demand for our products or legal actions against us by our customers or consumers.

If use of the Internet for delivery of software does not increase as we anticipate, our business may suffer.

Some of our products are designed to support using the Internet to deliver, install, deploy, activate, update or pay for software or digital media. The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software and digital media. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our business could be seriously harmed if:

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

Some of our products, such as video, audio and packaged software copy protection, are designed to be applied to packaged media, and we receive royalties based on the number of units produced. If electronic delivery of such products using the Internet were to increase, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues. In this event, our business could be seriously harmed.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. We are implementing a senior management succession program in order to effectively plan for changes in our executive officers over time but there can be no guarantee that we will find appropriate candidates. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. In particular, due to the overall decline in technology market values and the resultant impact on our stock price, using stock options as an incentive to hire and retain employees may be less effective. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Calamities or terrorist attacks in Silicon Valley, the U.K. or other countries in which our offices are located could disrupt our business and adversely affect our operations.

Our headquarters office facilities in Santa Clara, California are in areas of seismic activity near active earthquake faults. Any earthquake, fire or other calamity affecting our facilities may disrupt our business and substantially affect our operations. A terrorist attack targeting Silicon Valley, the U.K. or other countries in which our offices are located could disrupt our business and substantially affect our operations.

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

Online business activities depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections; or

•	our computer systems could fail and lead to service interruptions.

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

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with recently adopted corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are unable to currently estimate these costs with any degree of certainty. We do believe, however, that we will be able to fund these costs out of our available working capital. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants addressing these assessments. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be unfavorably affected by the changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other domestic and foreign tax jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have an adverse effect on our business and operating results, which could cause the market price of our stock to decline.

Industry Risks

If consumer reaction to music copy protection and digital rights management technologies is unfavorable, our revenue potential may be adversely affected.

We entered the market for music CD copy protection and rights management through the acquisition of the assets of Midbar Tech (1998) Ltd. and TTR Technologies, Inc. in 2002 and 2003, respectively. Patents we acquired from both Midbar and TTR cover first session copy protection and controlled burning — two technologies that we believe are fundamental to success in the music copy protection business. Our CDS-300 product incorporates an active license manager solution that requires automatic transfer of software code from the CD to the PC hard drive. The consumer must ‘opt in’ to this action if they want to listen to the CD on their PC. A number of competitors have developed similar or alternative music copy protection solutions. The solution we are marketing may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry.

It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that copy protection degrades the sound quality of the original or that they are entitled to freely copy audio CDs, because no technology has been used in the past to prevent copying. It is not clear whether the major music labels will deploy any copy protection solutions if there is sustained consumer resistance. To date, we have seen limited acceptance of our technology in Europe and Japan. We believe that the major music labels have not moved to deploy the technology in the U.S. because they are concerned about playability issues and negative consumer reaction. If the music labels conclude that shipping increasingly meaningful volumes of CDs that include our technologies generate unacceptable consumer backlash, our revenue potential may be adversely affected. If the market for music CD copy protection fails to develop, or develops more slowly than expected, if our solution does not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

We license technology for digital VOD and PPV copy protection, and if this market does not grow as anticipated or we are unable to serve this market effectively, our revenues may be adversely affected.

While our copy protection capability is embedded in more than 145 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only 13 cable or satellite system operators have activated copy protection for digital PPV or VOD programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or VOD will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the MPAA studios do not require copy protection activation for PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Canada, Germany, Japan, Hong Kong or the United Kingdom, then our business may be harmed.

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

Pricing pressures on the content owners that incorporate our technologies into their products could limit the licensing fees we charge for our technologies, which could adversely affect our revenues.

The markets for the products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for such products that include our technology, such as DVDs and CDs, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, content owners have sought to reduce their product costs, which can result in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the products they sell. A decline in the licensing fees we charge could materially and adversely affect our operating results.

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

In the video market, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links (the DTLA 5C encryption technology); the 4C pre-recorded media and recordable media copy protection systems; CSS, a content scrambling system for the DVD format; Intel’s High Definition Copy Protection (“HDCP”) encryption for both the Digital Display Working Group’s Digital Video Interfaces (“DVI”) and HDMI Licensing, LLC’s High Definition Multimedia Interface (“HDMI”). These systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and may create uncertainty in the minds of customers, thereby reducing or delaying our licensing opportunities. Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies.

Our primary competition in the electronic license management market currently comes from our own prospective customers — those independent software vendors who believe they can develop their own electronic license management solutions. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other more traditional competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. In addition, operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own electronic license management solutions.

Our other software value management solutions, namely our InstallShield Installer, Update Service, and Admin Studio have other competitors, but none of these competitors have the breadth of software value management solutions that we do. In the Installer business, ZeroG and Altiris/Wise are competitors and

Altiris’ Package Studio is the primary competition for our Admin Studio solution. Update Service appears to have no competition other than from our customers who believe they can develop their own solutions.

There are a limited number of competitors in our SafeDisc Advanced consumer software copy protection market, including SecureRom, Sony’s DADC optical disk manufacturing subsidiary, and StarForce Technologies. However, it is possible that our own customers may develop software copy protection technologies on their own, or that personal computer operating system and microprocessor companies may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

In the consumer software Product Activation market, as in the enterprise software electronic license management market there is substantial competition from customer implemented internally developed solutions, as from small companies such as Australian company XtreamLok, and software e-commerce vendors like Digital River.

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

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (DRM licensing); Advanced Access Control System (AACS) for next generation DVD encryption; HD-DVD and BluRay DVD (next generation DVD formats). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

We have built a substantial business in the software value management space, and market conditions are different from the entertainment digital product value management space.

Our Software Technologies Group’s major products include FLEXnet Publisher and FLEXnet InstallShield. FLEXnet Publisher is licensed to software publishers as a software value management product that enables these customers to offer multiple licensing models and automatically enforce compliance with license terms. FLEXnet InstallShield is also sold to software publishers as an automatic installer to help them with automatic and transparent installations of their software on most Windows and non-Windows PCs and servers. There is no assurance of our ability to grow and be successful with these products and if we are unsuccessful in the software value management market, our business would be harmed.

Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures. Demand for our software value management solutions is driven, to some degree, by end-user demand for software applications. If economic conditions for software vendors continue to be difficult, demand for our products could decline. This would result in lower revenues and operating income for this line of business.

In some cases, customers make a substantial capital investment when purchasing our software and commit additional resources to installation and deployment. Potential customers spend significant time and resources to determine which software to purchase. Selling our products sometimes requires an extensive sales effort because the decision to adopt our software value management solutions generally involves several customer executives in various functions and geographic areas. Due to these factors, our sales cycle is unpredictable, and the number of sales and amount of revenue generated from such sales varies from quarter to quarter.

The traditional application software business model has been characterized by software vendors selling to enterprise IT departments who host the software on the enterprises’ servers and managed the software from within the enterprise. With the initial success of the application service provider (“ASP”) business model, under which the software application is hosted in remote servers and there is no server software resident in the enterprise, some industry experts have questioned whether the ASP model will eventually replace the traditional application software business model. We believe it is too early to make this prediction, however, because our software value management solutions are mostly tailored for the traditional software model, if the ASP model were to become very popular, it could harm our business.

We have entered the market for digital anti-ripper products and for peer-to-peer file sharing antipiracy products and we do not know if we will be successful in selling products for either application.

In August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space. Our Hawkeye technology, introduced in the second quarter of 2004, is designed to protect copyrighted content that is discovered being traded over the P2P file sharing networks. Our RipGuard DVD technology, introduced in the fourth quarter of 2004, is designed to be added to the DVD at the time of manufacture in order to prevent ripping by PCs. These solutions may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the content owners. If the market for digital anti-ripper products or peer-to-peer antipiracy products fails to develop, or develops more slowly than expected, if our solutions do not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

Our business may be affected by peer-to-peer services on the Internet.

Our business may be affected by “free” peer-to-peer services, such as KaZaA, e-Donkey, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy/share many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster, which has been appealed by the content owners to the U.S. Supreme Court. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services and of technologies that shut down other unauthorized sources of the program file content, regardless of the ultimate resolution of their legal status. To the extent that consumers choose to utilize these peer-to peer services and do not purchase authentic packaged media or authorized DRM downloads, it may adversely affect our business for packaged media copy protection.

Investment Risks

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	competitors or their customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	changes in financial estimates or coverage by securities analysts;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

Announcements by the MPAA or its members, satellite television operators, cable television operators or others regarding motion picture production or distribution, consumer electronics or software vendor companies’ business combinations, evolving industry standards, consumer rights activists’ “wins” in government regulations or the courts, or other developments could cause the market price of our common stock to fluctuate substantially.

There can be no assurance that our historic trading prices and price/earnings ratios, or those of high technology companies in general, will be sustained. In the past, following periods of volatility in the market price of a company’s securities, some companies have been named in class action suits.

Further, the military conflict in Iraq, additional acts of terrorism and related political instability and economic uncertainty may adversely affect the global financial markets, which could cause the market price of our common stock to fluctuate substantially.

We utilize pro forma reporting in our quarterly earnings press releases.

We publish pro forma results in our quarterly earnings press releases along with a reconciliation of pro forma earnings to earnings compiled in accordance with accounting principles generally accepted in the United States (“GAAP”). Pro forma earnings are non-GAAP financial measurements. The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be useful to the investment community in analyzing the results of operations. We have not included any such pro forma earnings or reconciliation to GAAP earnings in this annual report. The market price of our stock may fluctuate based on future pro forma results. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. If we decide to curtail this pro forma presentation in our quarterly earnings press releases, the market price of our stock could be affected.

If we continue to support broad-based employee stock option grants in the future, recently adopted accounting standards that require companies to expense stock options will decrease our GAAP earnings and our stock price may decline.

We believe that employee stock options are an important element of total compensation. Effective July 1, 2005, the FASB has adopted new accounting rules that will require expensing of stock options. Currently, we account for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (ii) FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and comply with the disclosure provisions of (iii) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” If we continue to support broad-based employee stock option grants after the July 1, 2005 change in GAAP which requires employee stock-based compensation arrangements to be accounted for as an expense (in a manner different to APB No. 25 and FIN 44), the result may have a material, negative impact upon our future earnings. Alternatively, if we cut back on employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, and our business could be harmed. If we replace broad based employee option grants with other types of performance based incentives, or restricted stock, we also will be required to report these incentives as expenses. Any of these consequences could cause the market price of our stock to decline.

If our independent registered public accountants are unable to provide us with an unqualified report as to the adequacy of our internal control over financial reporting for future year-end periods as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on our internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by our management of the effectiveness of internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must attest to and report on our management’s assessment of the effectiveness of internal control over financial reporting. This requirement first applies to our annual report on Form 10-K for the fiscal year ending December 31, 2004. While we continuously conduct a rigorous review of our internal control over financial reporting in order to comply with the Section 404 requirements, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. In addition, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to attest to management’s assessment or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements, which could cause the market price of our shares to decline.

ITEM 2.	PROPERTIES

Our corporate headquarters consist of approximately 160,000 square feet located in Santa Clara, California. The leases for these premises expire on January 31, 2017. We also lease approximately 42,000 square feet in Schaumburg, Illinois pursuant to a lease that expires on January 31, 2009. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices or a leased sales office in Burlington, Massachusetts. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Maidenhead, Cheshire and Bristol in the United Kingdom and in Tokyo, Japan; Seoul, Korea; Amsterdam, The Netherlands; Hong Kong; Taipei, Taiwan; and Tel Aviv, Israel.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings related to some of our intellectual property rights.

Macrovision Corporation v. ViTec Audio and Video GmbH

We initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what we believe to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe our patents. The case was heard in the District Court of Dusseldorf, Germany and the Court ruled adversely against us. We appealed the District Court’s ruling in July 2000 to the Court of Appeal in Dusseldorf. Following a series of hearings, the submission of a technical opinion from a Court appointed expert witness and briefs by both parties, the Court of Appeals rendered a decision on January 20, 2005 rejecting Macrovision’s appeal and dismissing the case. The Court further ordered Macrovision to pay the costs of the appeal, which are estimated to be 35,000 Euros. In view of the adverse ruling, we may incur a corresponding decline in demand for our video content protection technology, which could harm our business in Germany.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

We received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between our U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents of InterTrust. The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with our existing copy protection business.

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved U.S. patents and patent applications. The ‘281 patent and its U.S. continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge (“APJ”) has decided to proceed with the second interference first. Because our filing date is prior to InterTrust’s filing date, we have been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. We responded with our brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party’s brief, cross-examine witnesses offered up by the other party and file various motions and objections during this pre-hearing phase of the interference. This pre-hearing phase continued for several months. Following the close of this pre-hearing phase, both parties had an opportunity for an oral hearing, which occurred on January 6, 2005. Following the oral hearing, we anticipate that the APJ will issue a decision in the second interference case in the second quarter of 2005.

In the first patent interference case, InterTrust had also brought an inequitable conduct motion against us alleging misconduct during the original prosecution of the ‘281 patent. The APJ initially dismissed the motion, but then gave InterTrust an opportunity to re-file the motion. In the fourth quarter of 2004, InterTrust re-filed its inequitable conduct motion and we filed a rebuttal brief. On December 9, 2004, the parties presented their arguments on the inequitable conduct motion before the APJ. We anticipate the APJ will render a decision on the inequitable conduct motion in the second quarter of 2005. We believe we have meritorious defenses to the motion asserted against us and intend to vigorously defend against the inequitable conduct motion.

We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently allowed and is expected to be granted in the second quarter of 2005. These international cases have the benefit of the early February 1, 1995 priority date and the broad patent claim coverage ultimately expected to issue in the U.S. following resolution of the interference action.

Macrovision vs. 321 Studios LLC

On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, we were granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which we opposed. We have notified various large retailers and other resellers of 321 Studios’ products of the issuance of the preliminary injunction and requested removal of 321 Studios’ products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products. We are awaiting the issuance of findings of fact and conclusions of law by the court, which is expected by the second quarter of 2005. We intend to vigorously pursue this action to protect our patented copy protection technology.

BIS Advanced Software Systems, Ltd. vs. InstallShield Software Corporation et. al.

On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. We acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly relates to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent does not appear to implicate any current core InstallShield products. Further, Red Bend Software has agreed to indemnify InstallShield and defend the suit for Macrovision. We are monitoring the progress of the suit and the actions taken by Red Bend on our behalf.

As of December 31, 2004, for all the above mentioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been listed on the Nasdaq National Market under the symbol “MVSN” since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low closing prices for our common stock.

	High	Low
2003
First Quarter	$17.67	$10.89
Second Quarter	$21.32	$11.62
Third Quarter	$23.50	$17.97
Fourth Quarter	$23.62	$18.65
2004
First Quarter	$26.89	$17.06
Second Quarter	$25.72	$16.81
Third Quarter	$25.02	$20.64
Fourth Quarter	$27.94	$24.22

As of March 1, 2005, there were 93 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. We believe, based upon security positions listings, that there are approximately 6,733 beneficial owners of our common stock. As of March 1, 2005, there were 50,387,148 shares of common stock outstanding.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$182,099	$128,346	$102,262	$98,813	$80,116
Costs and expenses:
Cost of revenues (1)	22,660	11,447	10,285	7,980	7,222
Research and development	28,652	17,217	11,880	9,285	7,822
Selling and marketing	42,226	27,007	20,720	18,138	15,037
General and administrative	25,501	19,385	15,035	13,245	12,717
Amortization of goodwill and other intangibles from acquisitions	—	—	273	8,738	3,081
Amortization of deferred stock-based compensation (2)	185	2,656	6,261	9,591	15,533
In-process research and development (3)(4)(5)	5,400	624	6,000	—	—
Restructuring expenses	—	—	—-	2,214	—
Total costs and expenses	124,624	78,366	70,454	69,191	61,412
Operating income	57,475	50,010	31,808	29,622	18,704
Impairment losses on strategic investments	(5,478)	(4,820)	(17,210)	(6,860)	—
Gains on strategic investments	1,220	452	—	—	—
Interest and other income, net	4,173	3,852	7,318	10,397	10,714
Income before income taxes	57,390	49,494	21,916	33,159	29,418
Income taxes	20,660	22,553	9,827	13,974	15,825
Net income	$36,730	$26,941	$12,089	$19,185	$13,593
Basic net earnings per share	$0.74	$0.55	$0.24	$0.38	$0.28
Shares used in computing basic net earnings per share	49,516	48,754	50,046	50,216	49,135
Diluted net earnings per share	$0.73	$0.54	$0.24	$0.37	$0.26
Shares used in computing diluted net earnings per share	50,619	49,518	50,602	51,746	51,386

(1)	See Note 1 of Notes to Consolidated Financial Statements. Cost of revenues includes $6.4 million, $3.3 million, $2.3 million, $2.1 million and $1.8 million of amortization of intangibles from acquisitions during 2004, 2003, 2002, 2001 and 2000, respectively.

(2)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth in the table below.

(3)	In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects.

(4)	In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects.

(5)	In connection with the acquisition of InstallShield in July 2004, we allocated and expensed $5.4 million of the purchase price to in-process research and development projects.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Amortization of Deferred Stock-Based Compensation Expense:
Cost of revenues	$27	$318	$395	$468	$428
Research and development	53	551	1,205	1,999	3,064
Selling and marketing	36	975	3,502	5,219	10,645
General and administrative	69	812	1,159	1,905	1,396
	$185	$2,656	$6,261	$9,591	$15,533

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$253,670	$269,632	$210,376	$231,048	$217,441
Working capital	208,076	125,248	191,862	144,676	123,895
Total assets	452,473	385,566	324,666	335,586	296,438
Long-term obligations, net of current portion	979	874	448	33	56
Total stockholders’ equity	398,344	341,211	296,859	318,200	275,975

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K. We specifically disclaim any obligation to update such forward-looking statements.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, provides digital product value management offerings to entertainment producers, software publishers, and their customers. Our customers include major Hollywood studios, independent video producers, hardware and software vendors, music labels, consumer electronic, PC and digital set-top box manufacturers; digital PPV and VOD network operators and enterprise IT organizations. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

Our content protection technologies are deployed on various media formats, distribution platforms, and hardware devices including: DVDs, videocassettes, music CDs, and games on CD-ROMs and DVDs, DVD players and recorders, digital set-top box and hard drive recorders, PVRs, media center PCs, cable/satellite/telco networks and Internet Protocol delivery platforms. Most of our software value management solutions are incorporated into other software vendors’ products, and other products are sold as software asset management tools for enterprise IT organizations.

We are organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group licenses digital content value management technology to video, music, and PC games content owners. Our Hawkeye peer-to-peer file sharing antipiracy service that was introduced in the second quarter of 2004 is also included in the Entertainment Technologies Group. The Software Technologies Group develops and markets our software value management solutions which include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products. Revenues have been reclassified for prior periods to conform to the current period presentation.

The following table provides revenue information by business unit for the periods indicated (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Entertainment Technologies Group	$110,711	$91,380	$72,897
Software Technologies Group	71,388	36,966	29,365
	$182,099	$128,346	$102,262

The following table provides percentage of revenue information by business unit for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Entertainment Technologies Group	60.8%	71.2%	71.3%
Software Technologies Group	39.2	28.8	28.7
	100.0%	100.0%	100.0%

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

Revenues from our Entertainment Technologies Group increased $19.3 million, or 21.2% from 2003 to 2004. Revenues from our video content protection technologies represented 55.2%, 63.3% and 63.1% of our net revenues during 2004, 2003 and 2002, respectively. The increases in our video content protection technologies revenues are primarily due to the increase in numbers of DVDs sold and continued strong demand for our DVD copy protection solution, despite declining unit royalties over the past two years and to a lesser extent, the increases in revenue are also due to an increase in PPV and VOD revenues. During 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. During 2003, DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer’s over reporting claim.

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have under reported to us the amount of royalties owed under license agreements with us. As a result, from time to time, we may not receive timely replicator reports, and therefore, we may recognize revenues that relate to activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

We believe that total revenues from our Entertainment Technologies Group in the future will increase in absolute terms and continue to be a significant part of our revenues, although our video copy protection per unit royalties may continue to decline.

Software Technologies Group

Our software products generate revenue from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies Group increased $34.4 million or 93.1% in 2004 as compared with 2003. The increase in our Software Technologies Group revenue is due to the inclusion of $17.7 million of revenues from our InstallShield operations since July 1, 2004 and increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs and the efforts of sales personnel added during the year. We believe that revenues from our Software Technologies Group will continue to increase in the future in absolute terms and as a percentage of our total revenues due to increased sales of our FLEXnet and InstallShield solutions.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in the first quarter of the following year, and at times in subsequent quarters. We believe that this trend in our Entertainment Technologies business has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and PC games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In our Software Technologies business, we have found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter. In addition, revenues generally have tended to be lower in the summer months, particularly in Europe.

Costs and Expenses

Our cost of revenues in our Entertainment Technologies Group consists primarily of service fees and patent related litigation expense. Service fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. In addition, our cost of revenues in our Software Technologies Group includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also includes patent defense costs, amortization of licensed technologies and amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of strategic investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

Our revenue consists of royalty fees on copy-protected products on a per unit basis, licenses for our content protection technologies, licenses for our software value management products, and related maintenance and services revenues.

Royalty Revenues

Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. We rely on royalty reports from our customers and/or third parties as our basis for revenue recognition. In our DVD, videocassette, and PC games product lines, we have established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from our PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for our music technology products. Advanced royalty fees attributable to minimum guaranteed quantities of licensed units or royalties based on a percentage of licensed product sales are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

Technology Licensing Revenues

Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators; digital set-top decoder manufacturers; and content owners who utilize our Hawkeye peer-to-peer antipiracy service is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

Software Licensing Revenues

We sell our software value management solutions through our direct sales force and through resellers. We recognize revenue on our software products in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2.” We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. We offer resellers the right of return on our packaged products under certain policies and programs. We estimate and record reserves for product returns as an offset to revenue. We consider arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until such time as VSOE of fair value for all undelivered elements is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin. For each of the years ended December 31, 2003 and 2004, we used the completed-contracts method for all such arrangements. For the year ended December 31, 2002, there were no such arrangements.

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

Maintenance Revenues

Maintenance agreements generally call for us to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying consolidated financial statements.

Valuation of Strategic Investments

As of December 31, 2004 and 2003, the adjusted cost of our strategic investments totaled $18.8 million and $27.0 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the balance sheet as “Long-term marketable investment securities” and “Other assets,” respectively.

We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded an other-than temporary impairment of $5.3 million on our investment in Digimarc during the twelve months ended December 31, 2004 and $5.6 million during the twelve months ended December 31, 2002 relating to Digimarc and TTR.

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

Based on these measurements, $180,000, $4.8 million and $11.6 million of other-than-temporary impairment losses from investments in non-public companies were recorded during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, our investments in non-public companies had no remaining carrying value.

In 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, we recorded a gain on strategic investments of $1.2 million in 2004. Also, in 2003, we recorded $395,000 of realized gains from the surrender of our stock in TTR.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In 2004, 2003 and 2002, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2004, 2003 and 2002, we completed our annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill during the years ended December 31, 2004, 2003 and 2002.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2004, 2003 and 2002, no impairment charges were recorded for long-lived assets.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgements and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the category and amount of future taxable income. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in the excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, the estimated level of annual pre-tax income, and any of the assumptions, judgments and estimates mentioned above.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Revenues:
Licenses	88.1%	89.4%	89.9%
Services	11.9	10.6	10.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Licenses	4.5	3.9	6.0
Services	4.4	2.4	1.9
Amortization of intangibles from acquisitions	3.5	2.6	2.2
Total cost of revenues	12.4	8.9	10.1
Gross profit	87.6	91.1	89.9
Operating expenses:
Research and development	15.7	13.4	11.6
Selling and marketing	23.2	21.0	20.3
General and administrative	14.0	15.1	14.7
Amortization of intangibles from acquisitions	—	—	0.2
Amortization of deferred stock-based compensation	0.1	2.1	6.1
In-process research and development	3.0	0.5	5.9
Total operating expenses	56.0	52.1	58.8
Operating income	31.6	39.0	31.1
Interest and other income, net	2.3	3.0	7.1
Impairment losses on strategic investments	(3.0)	(3.8)	(16.8)
Gains on strategic investments	0.6	0.4	—
Income before income taxes	31.5	38.6	21.4
Income taxes	11.3	17.6	9.6
Net income	20.2%	21.0%	11.8%

Comparison of Years Ended December 31, 2004 and 2003

The following table provides revenue information by business unit for the periods indicated (dollars in thousands):

	Year ended December 31,		$	%
	2004	2003	Change	Change
Entertainment Technologies Group	$110,711	$91,380	$19,331	21.2%
Software Technologies Group	71,388	36,966	34,422	93.1%
Total Net Revenue	$182,099	$128,346	$53,753	41.9%

License Revenues. Our license revenues for 2004 increased by $45.6 million or 39.7% compared to 2003 primarily due to higher revenue from our video content protection and software products. The increase in license revenues is also due to $12.8 million in revenue from the inclusion of InstallShield product revenue since July 1, 2004.

Video content protection revenues are higher due to the increase in numbers of DVDs sold and continued growth in demand of the DVD format, continued high penetration among Hollywood studio customers, a strong hit release schedule that more than offset modest declines in our average unit royalties and decreased usage by certain Hollywood studios. Video content protection revenues also increased due to higher PPV and VOD revenues primarily from royalties and license fees from digital set top boxes due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses. During 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. In 2003, DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer’s over reporting claim. During 2004, we recognized $3.1 million in PPV revenue that was previously deferred until North American system operators activated the VOD system.

Excluding the inclusion of InstallShield since July 1, 2004, the increases in license revenue from our Software Technologies Group are primarily due to increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs and additional sales personnel in our Software Technologies Group.

Service Revenues. Our service revenues for 2004 increased $8.1 million or 60.0% to $21.7 million compared to $13.5 million in 2003, primarily due to the growth of our professional services practice which has generated higher consulting revenue and our increased market penetration has resulted in higher maintenance revenue. The increase in service revenues is also due to $4.9 million from the inclusion of InstallShield since July 1, 2004.

Cost of Revenues — License Fees. Cost of revenues from license fees as a percentage of license revenues increased to 5.1% for 2004 from 4.3% for 2003. Cost of revenues from license fees increased $3.2 million to $8.2 million in 2004 from $5.0 million in 2003. The increases are primarily due to higher patent defense costs and higher patent amortization costs. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

Cost of Revenues — Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 37.3% for 2004 from 23.3% for 2003. Cost of revenues from service fees increased $4.9 million to $8.1 million in 2004 from $3.2 million in 2003. The increases are primarily due to the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. The increase is also due to $3.2 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

Cost of Revenues — Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $6.4 million in 2004 from $3.3 million in 2003. The increase is primarily due to amortization of intangibles from the acquisition of InstallShield in July 2004.

We acquired the net assets of InstallShield in July 2004 for approximately $77.1 million in cash, including related acquisition costs. In addition, we have agreed to an additional maximum payout of $20.0 million contingent on post-acquisition performance through June 30, 2005. The transaction was accounted for as a purchase and approximately $28.8 million of the purchase price was allocated to existing technology, existing contracts, patents and trademarks. In addition, we recorded $43.1 million of goodwill from this transaction and recorded a $5.4 million charge in 2004 for purchased in-process research and development. We amortize intangibles, with the exception of goodwill, relating to the acquisition of net assets of InstallShield on a straight-line basis over three to six years based on the expected useful lives of existing technology, existing contracts, patents and trademarks.

Research and Development. Research and development expenses increased by $11.4 million or 66.4% to $28.7 million in 2004 from $17.2 million in 2003. The increase is primarily due to increased research and development activities for our video technology, music technology, peer-to-peer antipiracy and software value management products resulting in higher costs. The increases are also due to $4.5 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. Research and development expenses increased as a percentage of net revenues to 15.7% in 2004 from 13.4% in 2003. We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year periods as a result of expected increases in research and development activity to support customer/market demand for new technologies from our Entertainment Technologies Group and Software Technologies Group.

Selling and Marketing. Selling and marketing expenses increased by $15.2 million, or 56.4%, to $42.2 million in 2004 from $27.0 million in 2003. The increases are due to higher costs from increased business development activities for our entertainment and software technologies products on an overall basis as well as increased commission costs associated with higher revenue levels. The increases are also due to $6.0 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. Selling and marketing expenses increased as a percentage of net revenues to 23.2% in 2004 from 21.0% in 2003. Selling and marketing expenses are expected to increase in absolute terms and as a percentage of revenues as we continue to invest in additional sales personnel and expand our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $6.1 million, or 31.6%, to $25.5 million in 2004 from $19.4 million in 2003. The increases are primarily due to increased headcount and related costs to support the overall growth of our business units and higher costs for compliance with the Sarbanes-Oxley Act of 2002. To a lesser extent, the increase is also due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. General and administrative expenses decreased as a percentage of net revenues to 14.0% in 2004 from 15.1% in 2003. We expect our general and administrative expenses to increase in absolute terms and remain flat as a percentage of revenues as we continue to support the expansion of our business, to integrate the administrative and systems infrastructure between InstallShield and Macrovision, and to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Amortization of Deferred Stock-Based Compensation. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. The amortization of the deferred stock-based compensation for 2004 and 2003 was $185,000 and $2.7 million, respectively. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

In-process research and development. In connection with the acquisition of InstallShield in July 2004, $5.4 million was charged to in-process research and development in the year ended December 31, 2004. In connection with the acquisition of intellectual property and other assets in the peer-to-peer file sharing space in August 2003, $624,000 was charged to in-process research and development in 2003.

Impairment losses on strategic investments. During 2004 and 2003, we recorded charges totaling $5.5 million and $4.8 million, respectively, relating to other-than-temporary impairment of certain strategic investments. During 2004, we recorded $5.3 million and $180,000 in charges relating to other-than-temporary impairments in our investments in Digimarc and iVast, respectively. During 2003, we recorded $4.8 million in charges relating to an other-than-temporary impairment in our investment in iVast.

Gains on strategic investments. For the year ended December 31, 2004, we received $1.2 million in cash for our interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the year ended December 31, 2004, we recorded a gain on strategic investments of $1.2 million. During 2003, we recorded a realized gain of $395,000 from the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR, a public company strategic investment, and a realized gain of $57,000 for distributions received in excess of its book value for our investment in NTRU Cryptosystems, a private company.

Interest and Other Income, Net. Interest and other income increased $321,000, or 8.3%, to $4.2 million in 2004 from $3.9 million in 2003. This increase is primarily due to foreign exchange gains. As the Euro grew strong against the US Dollar in 2004, we recorded a gain on our Euro bank balances where the functional currency was the US Dollar. This increase was partially offset by a decrease in interest income due to a decline in our investment balances. The decline in our investment balances was due to the acquisition of InstallShield.

Income Taxes. We recorded income tax expense of $20.7 million and $22.6 million for 2004 and 2003, respectively. Income tax expense represents combined federal and state taxes at effective rates of 36.0% and 45.6% for 2004 and 2003, respectively. The change in effective tax rate in 2004 compared to 2003 was primarily due to the increase in valuation allowance and the higher portion of profits generated by our foreign operations.

Comparison of Years Ended December 31, 2003 and 2002

The following table provides revenue information by business unit for the periods indicated (dollars in thousands):

	Year ended December 31,		$	%
	2003	2002	Change	Change
Entertainment Technologies Group	$91,380	$72,897	$18,483	25.4%
Software Technologies Group	36,966	29,365	7,601	25.9%
Total Net Revenue	$128,346	$102,262	$26,084	25.5%

License Revenues. Our license revenues for 2003 increased by 24.9% compared to 2002 primarily due to increases in our revenues derived by our video content protection technology products, primarily in the DVD copy protection area. This was offset by decreases in our copy protection revenues for videocassettes. During 2003, the increase in video content protection revenues included approximately $917,000 in revenue as a partial resolution of this customer reporting claim. Our video content protection revenues in 2002 were also reduced by a $2.3 million refund resulting from a customer’s self-reporting errors detected in 2002, which revenue was previously recognized upon cash receipt. We also had increases in license revenues from our

Software Technologies Group primarily due to an increase in licensing and maintenance volume and the increased market acceptance of our technology by major software vendors.

Service Revenues. Our service revenues for 2003 increased by 31.2% compared to 2002 primarily due to increases in maintenance revenues and, to a lesser extent, an increase in consulting revenues.

Cost of Revenues — License Fees. Cost of revenues from license fees as a percentage of license revenues decreased to 4.3% for 2003 from 6.6% for 2002. Cost of revenues from license fees decreased $1.1 million to $5.0 million in 2003 from $6.1 million in 2002. This decrease was primarily due to decreased patent defense costs relating to the Rainbow litigation. Cost of revenues includes items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs and licensing expenses.

Cost of Revenues — Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 23.3% for 2003 from 18.5% for 2002. Cost of revenues from service fees increased $1.2 million to $3.2 million in 2003 from $1.9 million in 2002. This increase was primarily due to increased activity in our enterprise software consulting practice.

Cost of Revenues — Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $3.3 million in 2003 from $2.3 million in 2002. The increase is primarily due to amortization of intangibles from the Midbar acquisition that was completed in November 2002.

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

Research and Development. Research and development expenses increased by $5.3 million or 44.9% to $17.2 million in 2003 from $11.9 million in 2002. The increase is primarily due to increased research and development activities for our video technology, music technology and software technology product lines. Research and development expenses increased as a percentage of net revenues to 13.4% in 2003 from 11.6% in 2002.

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

Impairment losses and gains on strategic investments. During 2003 and 2002, we recorded net charges totaling $4.4 million and $17.2 million, relating to other-than-temporary impairment of certain strategic investments. During 2003, we determined that the decline in value of our iVAST stock was other-than-temporary and took a charge to earnings of $4.8 million as a result. This was partially offset by a gain of $395,000 related to the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR.

Interest and Other Income, Net. Interest and other income decreased $3.5 million or 47.4% to $3.9 million in 2003 from $7.3 million in 2002, primarily from declining interest rates.

Income Taxes. We recorded income tax expense of $22.6 million and $9.8 million for 2003 and 2002, respectively. Income tax expense represents combined federal and state taxes at effective rates of 45.6% and 44.8% for 2003 and 2002, respectively. The increase in the effective tax rate was primarily due to changes in tax jurisdictions where our income was earned and the composition of our expenses, including the reduction in amortization of deferred stock-based compensation.

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

	Quarter Ended (in thousands) (Unaudited)
	2004				2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	$34,823	$32,008	$42,119	$51,472	$25,242	$26,223	$28,210	$35,124
Services	3,159	3,662	6,740	8,116	2,810	2,989	3,006	4,742
Total revenues	37,982	35,670	48,859	59,588	28,052	29,212	31,216	39,866
Costs of revenues:
License fees	1,584	1,445	2,737	2,429	939	1,183	1,273	1,581
Service fees	721	1,018	3,338	3,018	543	597	625	1,387
Amortization of intangibles from acquisitions	779	777	2,403	2,411	856	856	855	752
Total cost of revenues	3,084	3,240	8,478	7,858	2,338	2,636	2,753	3,720
Gross profit	34,898	32,430	40,381	51,730	25,714	26,576	28,463	36,146
Operating expenses:
Research and development	5,587	5,708	8,409	8,948	3,743	4,156	4,177	5,141
Selling and marketing	8,556	8,770	11,227	13,673	6,404	6,472	6,539	7,592
General and administrative	5,513	5,120	6,635	8,233	4,324	4,648	4,612	5,801
Amortization of deferred stock-based compensation (1)	185	—	—	—	768	752	609	527
In-process research and development	—	—	5,400	—	—	—	624	—
Total operating expenses	19,841	19,598	31,671	30,854	15,239	16,028	16,561	19,061
Operating income	15,057	12,832	8,710	20,876	10,475	10,548	11,902	17,085
Interest and other income, net	728	985	755	1,705	1,100	953	842	957
Impairment losses on investments	(180)	—	(5,298)	—	—	(4,286)	(310)	(224)
Gains on strategic investments	1,220	—	—	—	—	436	16	—
Income before income taxes	16,825	13,817	4,167	22,581	11,575	7,651	12,450	17,818
Income taxes	6,057	4,974	2,843	6,786	4,630	3,060	4,981	9,882
Net income	$10,768	$8,843	$1,324	$15,795	$6,945	$4,591	$7,469	$7,936
Basic net earnings per share	$0.22	$0.18	$0.03	$0.32	$0.14	$0.09	$0.15	$0.16
Diluted net earnings per share	$0.21	$0.18	$0.03	$0.31	$0.14	$0.09	$0.15	$0.16

(1)	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

Cost of revenues	$27	$—	$—	$—	$80	$80	$79	$79
Research and development	53	—	—	—	138	138	138	137
Selling and marketing	36	—	—	—	347	331	189	108
General and administrative	69	—	—	—	203	203	203	203
	$185	$—	$—	$—	$768	$752	$609	$527

	Quarterly Results of Operations as a % of Revenue (Unaudited)
	2004				2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	91.7	89.7	86.2	86.4	90.0	89.8	90.4	88.1
Services	8.3	10.3	13.8	13.6	10.0	10.2	9.6	11.9
Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
License fees	4.2	4.1	5.6	4.1	3.3	4.0	4.1	4.0
Service fees	1.9	2.9	6.8	5.1	1.9	2.0	2.0	3.5
Amortization of intangibles from acquisitions	2.0	2.2	4.9	4.0	3.1	3.0	2.7	1.8
Total cost of revenues	8.1	9.1	17.4	13.2	8.3	9.0	8.8	9.3
Gross profit	91.9	90.9	82.6	86.8	91.7	91.0	91.2	90.7
Operating expenses:
Research and development	14.7	16.0	17.2	15.0	13.4	14.2	13.4	12.9
Selling and marketing	22.5	24.6	23.0	22.9	22.8	22.2	20.9	19.0
General and administrative	14.5	14.4	13.6	13.8	15.4	15.9	14.8	14.6
Amortization of deferred stock-based compensation	0.5	—	—	—	2.8	2.6	2.0	1.3
In-process research and development	—	—	11.1	—	—	—	2.0	—
Total operating expenses	52.2	54.9	64.8	51.8	54.4	54.9	53.1	47.8
Operating income	39.6	36.0	17.8	35.0	37.3	36.1	38.1	42.9
Interest and other income, net	1.9	2.8	1.5	2.9	3.9	3.3	2.7	2.4
Impairment losses on investments, net	(0.5)	—	(10.8)	—	—	(14.7)	(1.0)	(0.6)
Gains on strategic investments	3.2	—	—	—	—	1.5	0.1	—
Income before income taxes	44.3	38.7	8.5	37.9	41.3	26.2	39.9	44.7
Income taxes	15.9	13.9	5.8	11.4	16.5	10.5	16.0	24.8
Net income	28.4%	24.8%	2.7%	26.5%	24.8%	15.7%	23.9%	19.9%

Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include the timing of release of popular titles on videocassettes or DVDs or by digital PPV transmission, the timing of release of popular computer games on CD-ROM, the timing of a small number of our electronic license management high-value perpetual licenses during any period, the degree of acceptance of our copy protection technologies by major motion picture studios and computer game publishers, the mix of products sold and technologies licensed, any change in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, the development of our direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities. Because a high percentage f our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $59.7 million, $58.9 million and $55.1 million in 2004, 2003 and 2002, respectively. Cash provided by operating activities increased $0.8 million from $58.9 million in 2003 to $59.7 million in 2004. This increase was primarily due to the increase in net income partially offset by the increase in accounts receivable. In addition, the availability of cash generated by our operations could be affected by other business risks discussed in the “Risk Factor” section of this annual report.

Investing activities provided (used) net cash of $1.3 million, $(137.2) million and $51.8 million in 2004, 2003 and 2002, respectively. Cash provided by (used in) investing activities increased $138.5 million from ($137.2) million in 2003 to $1.3 million in 2004. The increase is primarily due to a decline in amounts invested as we used approximately $77.1 to acquire the operations and assets of InstallShield in July 2004. We made capital expenditures of $4.8 million, $2.8 million and $3.9 million in 2004, 2003 and 2002, respectively. Capital expenditures are primarily for computer software and hardware. We also paid $1.1 million, $6.3 million and $761,000 in 2004, 2003 and 2002, respectively, related to patents during those periods.

In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation (“InstallShield”) for approximately $77.1 million in cash, including related acquisition costs. We also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by us based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005. InstallShield is a leading provider of software installation tools. The acquisition of InstallShield expands our product portfolio in the software value management category and enables us to reach InstallShield’s large software developer customer base. InstallShield’s personnel, operations, and products have been integrated into our Software Technologies Group.

Net cash provided by (used in) financing activities was $15.2 million, $6.8 million and $(34.6) million in 2004, 2003 and 2002, respectively. The increase in net cash provided by financing activities from $6.8 million in 2003 to $15.2 million in 2004 is primarily from proceeds of stock option exercises and employee stock purchase plan purchases. In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. We did not repurchase any shares of common stock in 2003 or 2004.

At December 31, 2004, we had $105.0 million in cash and cash equivalents, $101.3 million in short-term investments, and $47.4 million in long-term marketable investment securities, which includes $18.8 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next 12 months will aggregate approximately $9.9 million in order to support the expansion of our office space and our operations infrastructure.

We also have future minimum lease payments of approximately $50.9 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During 2004 and 2003, we paid $1.1 million and $480,000, respectively, of such contingent consideration in cash.

In August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space for $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for total consideration of $880,000. In addition, we agreed to a maximum payment of $140,000 if certain milestones were achieved by May 28, 2004.

Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this annual report.

Contractual Obligations

We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2004 were as follows (in thousands):

Operating Leases
2005	$5,326
2006	5,345
2007	5,508
2008	5,641
2009	4,912
2010 and thereafter	24,150
Total	$50,882

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. We had no investments in VIEs as of December 31, 2004.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC’s “Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers” document. The adoption of SAB No. 104 has had no material impact on our financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. We had no pension plans or other postretirement benefit plans covered by SFAS No.132 as of December 31, 2004.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have adopted the disclosure requirements under EITF 03-1 by the year ended December 31, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In July 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”) “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 includes new guidance for determining whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the scope provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, interact. The accounting guidance provided in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. We adopted the accounting guidance effective October 1, 2004. The adoption of EITF 02-14 has had no material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R will require us to measure the cost our employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, we are required to implement the standard no later than our third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See “Note 1 — The Company and Summary of Significant Accounting Policies” for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. We are in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. However, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on our preliminary analysis, the range of possible amounts that we are considering for repatriation under this provision is between zero and $30 million. The related potential range of income tax is between zero and approximately $2 million. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $195.3 million as of December 31, 2004. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $359,000 decrease (approximately 0.2%) in the fair value of our fixed income available-for-sale securities as of December 31, 2004. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the U.K., Japan and Israel operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected.

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $18.8 million, $27.0 million and $28.7 million, represented 4.1%, 7.0% and 8.9% of our total assets as of December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of December 31, 2004. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2004, 2003 and 2002, we wrote off $5.5 million, $4.8 million and $17.2 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. In 2004, the $5.5 million impairment loss was partially offset by a gain of $1.2 million related to the gain from the sale of InterActual Technologies. In 2003, the $4.8 million impairment loss was partially offset by a gain of $395,000 related to the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted in a separate section of this report beginning on F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2004. In making this assessment, we used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Macrovision maintained effective internal control over financial reporting as of December 31, 2004. Our assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management does not expect that our disclosure controls and procedures will prevent all error and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the company have been detected, even with respect to those systems of internal control that are determined to be effective. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Internal Control Over Financial Reporting Associated With the InstallShield Acquisition

We completed the acquisition of the assets of InstallShield Software Corporation on July 1, 2004. Our management has not completed an assessment of the internal control over financial reporting of our InstallShield operations as it was not possible to conduct a full assessment of InstallShield’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal control over financial reporting. Our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2004 does not include the internal control over financial reporting of InstallShield and its subsidiaries. The total revenues from the InstallShield operations since July 1, 2004 represented approximately 9.7% of the related consolidated financial statement amounts for the year ended December 31, 2004. Total assets from InstallShield represented approximately 2.8% of the related consolidated financial statement amounts as of December 31, 2004.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “accountants”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Personal and Business Conduct and Ethics), and the nature, extent, and results of internal and external audits. Our accountants have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In the course of auditing our 2004 financial statements, we identified that at the end of 2003, we did not maintain adequate controls over the review of our tax provision related to U.S. taxation on income earned outside of the United States, which impacted the income tax expense in the fourth quarter of 2003. Therefore, we decided to restate our financial statements for the year ended 2003. The financial statement impact of the adjustment was confined to the fourth quarter of 2003 and did not have any effect on subsequently reported quarterly financial results. We remediated this weakness in internal control over financial reporting in the fourth quarter of 2004, by improving our review of our intercompany tax records and tax accrual position, and changing our methods of recordkeeping of intercompany entries that relate to U.S. taxation on income earned outside the United States. We also hired a full-time tax director to lead this function and we have engaged new external tax advisors. We believe that these corrective actions taken as a whole, have mitigated the control weakness with respect to the review of our tax provision and that these measures have been effective to ensure that information required to be disclosed in this Annual Report on Form 10-K for 2004 has been recorded, processed, summarized and reported correctly.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Macrovision Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Macrovision Corporation (‘Macrovision’) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macrovision’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Macrovision’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Macrovision Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Macrovision Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Macrovision Corporation completed the acquisition of the assets of InstallShield Software Corporation on July 1, 2004, and management excluded from its assessment of the effectiveness of Macrovision Corporation’s internal control over financial reporting as of December 31, 2004, InstallShield’s internal control over financial reporting which represented approximately 2.8% of total consolidated assets and approximately 9.7% of total consolidated revenues as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Macrovision also excluded an evaluation of the internal control over financial reporting of InstallShield and its subsidiaries.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macrovision Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004; and our report dated March 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 31, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference from the information under the sections “Information About Directors,” “Information About our Executive Officers” and “Proposal 1: Election of Directors,” to be contained in our proxy statement, which will be filed with the SEC in connection with the solicitation of proxies for our 2005 Annual Meeting of Stockholders to be held on May 24, 2005 (the “2005 Annual Meeting of Stockholders”).

In February 2004, we adopted a code of conduct and ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such code of conduct and ethics was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. If we make any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at http:///www.macrovision.com or in a current report on Form 8-K that will be publicly filed.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the section “Executive Compensation” to be contained in the proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information” to be contained in the proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the section “Certain Relationships and Related Transactions” to be contained in the proxy statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Auditor Fees and Services” to be contained in the proxy statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Exhibits

(a)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B
2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01
2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000 *	10-K	4/2/01	2.03
2.04	Asset Purchase Agreement among TTR Technologies, Inc., TTR Technologies, Ltd., Macrovision Corporation and Macrovision Europe Ltd. dated November 4, 2002	13D/A	11/8/02	1
2.05	Noncompetition Agreement executed and delivered as of November 4, 2002 by TTR Technologies, Inc. and TTR Technologies, Ltd. in favor and for the benefit of Macrovision Corporation, Macrovision Europe Ltd. and the other Indemnities	13D/A	11/8/02	3
2.06	Asset Purchase Agreement by and between Midbar Tech (1998) Ltd. and Macrovision Europe Ltd. dated November 4, 2002 *	10-K	3/31/03	2.07
2.07	Asset Purchase Agreement by and among InstallShield Software Corporation, Macrovision, Macrovision Europe Ltd. and Macrovision International Holding LP dated June 16, 2004	8-K	7/1/04	2.01
3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02
3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of October 27, 2000	10-K	4/2/01	3.03
10.01	Macrovision Corporation 1996 Equity Incentive Plan**	SB-2/A	2/11/97	10.02

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.02	Macrovision Corporation 1996 Employee Stock Purchase Plan**	S-8	11/5/03	4.1
10.03	Macrovision Corporation 1996 Directors Stock Option Plan**	S-8	11/5/03	4.2
10.04	Macrovision Corporation 2000 Equity Incentive Plan**	S-8	11/5/03	4.3
10.05	Macrovision Corporation Form of Executive Incentive Plan**	10-K	3/12/04	10.05
10.06	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998 *	10-QSB	5/15/98	10.02
10.07	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998 *	10-QSB/A	6/23/98	10.01
10.08	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39
10.09	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004				X
10.10	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004				X
10.11	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004				X
10.12	Form of Indemnification Agreement to be entered into by Macrovision Corporation with each of its directors and executive officers	SB-2	1/7/97	10.8
10.13	Separation Date Agreement with Ian R. Halifax dated December 3, 2004 **	8-K	12/3/04	10.1
10.14	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick **	10-Q	11/13/01	10.34
10.15	Employment Agreement dated January 28, 2005 between Macrovision Corporation and William Krepick **	8-K	2/2/05	10.01
10.16	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and Carol Flaherty **	10-Q	11/13/01	10.36
10.17	Executive Severance and Arbitration Agreement dated April 24, 2002 between Macrovision Corporation and Brian McPhail **	10-K	3/12/04	10.14
10.18	Offer Letter to Dan Stickel dated August 9, 2002 **	10-Q	11/14/02	10.43
10.19	Executive Severance and Arbitration Agreement dated February 9, 2004 between Macrovision Corporation and Daniel E. Stickel**	10-Q	5/7/04	10.02
10.20	Offer Letter to Steve Weinstein dated October 9, 2002 **	10-Q	5/9/03	10.01
10.21	Executive Severance and Arbitration Agreement dated February 15, 2004 between Macrovision Corporation and Steven Weinstein**	10-Q	5/7/04	10.03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.22	Offer Letter to James Wickett dated January 29, 2004**	10-Q	5/7/04	10.01
10.23	Executive Severance and Arbitration Agreement dated February 3, 2005 between Macrovision Corporation and James Wickett**	8-K	3/14/05	10.01
10.24	Offer Letter to George Monk dated January 20, 2005**	8-K	1/21/05	10.01
10.25	Charter of the Audit Committee of the Board of Directors	10-K	3/12/04	10.17
10.26	Summary of Director Compensation**				X
14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01
21.01	List of subsidiaries				X
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Section 1350 Certification				X
32.02	Section 1350 Certification				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on his 31st day of March, 2005.

MACROVISION CORPORATION

BY: /s/ WILLIAM A. KREPICK William A. Krepick President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ WILLIAM A. KREPICK William A. Krepick	President, Chief Executive Officer and Director	March 31, 2005

Principal Financial and Accounting Officer:

/s/ GEORGE M. MONK George M. Monk	Acting Chief Financial Officer	March 31, 2005

Additional Directors:

/s/ JOHN O. RYAN John O. Ryan	Chairman of the Board of Directors	March 31, 2005

/s/ DONNA S. BIRKS Donna S. Birks	Director	March 31, 2005

/s/ WILLIAM N. STIRLEN William N. Stirlen	Director	March 31, 2005

/s/ THOMAS WERTHEIMER Thomas Wertheimer	Director	March 31, 2005

/s/ STEVEN G. BLANK Steven G. Blank	Director	March 31, 2005

MACROVISION CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macrovision Corporation:

We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Macrovision Corporation as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 31, 2005

MACROVISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$104,957	$27,918
Restricted cash	859	—
Short-term investments	101,299	95,563
Accounts receivable, net	41,468	30,169
Income taxes receivable	1,705	3,410
Deferred tax assets	6,368	6,599
Prepaid expenses and other current assets	4,570	5,070
Total current assets	261,226	168,729
Long-term marketable investment securities	47,414	146,151
Property and equipment, net	9,295	6,689
Goodwill	74,529	28,630
Other intangibles from acquisitions, net	31,185	8,512
Deferred tax assets	17,151	15,121
Patents and other assets	11,673	11,734
	$452,473	$385,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,907	$4,457
Accrued expenses	32,639	28,691
Deferred revenue	14,604	10,333
Total current liabilities	53,150	43,481
Long term liabilities	979	874
	54,129	44,355
Commitments and contingencies (Notes 11 and 13)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 53,194,326 shares issued and 50,194,326 outstanding as of December 31, 2004, and 52,098,729 shares issued and 49,098,729 outstanding as of December 31, 2003.	53	52
Treasury stock, 3,000,000 shares at cost	(38,450)	(38,450)
Additional paid-in capital	311,643	292,507
Deferred stock-based compensation	—	(185)
Accumulated other comprehensive income	9,109	8,028
Retained earnings	115,989	79,259
Total stockholders’ equity	398,344	341,211
	$452,473	$385,566

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Licenses	$160,422	$114,799	$91,935
Services	21,677	13,547	10,327
Total revenues	$182,099	$128,346	$102,262
Cost of revenues:
License fees	8,195	4,976	6,102
Service fees	8,095	3,152	1,912
Amortization of intangibles from acquisitions	6,370	3,319	2,271
Total cost of revenues	22,660	11,447	10,285
Gross profit	159,439	116,899	91,977
Operating expenses:
Research and development	28,652	17,217	11,880
Selling and marketing	42,226	27,007	20,720
General and administrative	25,501	19,385	15,035
Amortization of intangibles from acquisitions	—	—	273
Amortization of deferred stock-based compensation*	185	2,656	6,261
In-process research and development	5,400	624	6,000
Total operating expenses	101,964	66,889	60,169
Operating income	57,475	50,010	31,808
Impairment losses on strategic investments	(5,478)	(4,820)	(17,210)
Gains on strategic investments	1,220	452	—
Interest and other income, net	4,173	3,852	7,318
Income before income taxes	57,390	49,494	21,916
Income taxes	20,660	22,553	9,827
Net income	$36,730	$26,941	$12,089
Basic net earnings per share	$0.74	$0.55	$0.24
Shares used in computing basic net earnings per share	49,516	48,754	50,046
Diluted net earnings per share	$0.73	$0.54	$0.24
Shares used in computing diluted net earnings per share	50,619	49,518	50,602

*	The allocation of the amortization of deferred stock-based compensation relates to the expense categories as set forth below:

	Year ended December 31,
	2004	2003	2002
Cost of revenues	$27	$318	$395
Research and development	53	551	1,205
Selling and marketing	36	975	3,502
General and administrative	69	812	1,159
	$185	$2,656	$6,261

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional paid-in	Deferred stock-based	Accumulated other comprehensive	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	income	earnings	equity
Balances as of December 31, 2001	50,818,986	$51	—	—	$280,529	$(10,526)	$7,917	$40,229	$318,200
Comprehensive income:
Net income								12,089	12,089
Translation adjustment							2,021		2,021
Unrealized loss in investments, net							(8,005)		(8,005)
Total comprehensive income									6,105
Issuance of common stock upon exercise of options	516,260				2,621				2,621
Issuance of common stock under employee stock purchase plan	89,280				1,291				1,291
Stock repurchase			(3,000,000)	(38,450)					(38,450)
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures					(1,234)	1,234			—
Compensation expense related to accelerated vesting of severed employee stock options						7			7
Amortization of deferred stock-based compensation						6,261			6,261
Tax benefit associated with stock plans					824				824
Balances as of December 31, 2002	51,424,526	51	(3,000,000)	(38,450)	284,031	(3,024)	1,933	52,318	296,859
Comprehensive income:
Net income								26,941	26,941
Translation adjustment							4,054		4,054
Unrealized gain in investments, net							2,041		2,041
Total comprehensive income									33,036
Issuance of common stock upon exercise of options	458,346	1			4,733				4,734
Issuance of common stock under employee stock purchase plan	215,857				2,046				2,046
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures					(183)	183			—
Amortization of deferred stock-based compensation						2,656			2,656
Tax benefit associated with stock plans					1,880				1,880
Balances as of December 31, 2003	52,098,729	52	(3,000,000)	(38,450)	292,507	(185)	8,028	79,259	341,211
Comprehensive income:
Net income								36,730	36,730
Translation adjustment							3,145		3,145
Unrealized losses in investments, net							(2,064)		(2,064)
Total comprehensive income									37,811
Issuance of common stock upon exercise of options	805,101	1			12,032				12,033
Issuance of common stock under employee stock purchase plan	290,496				3,202				3,202
Amortization of deferred stock-based compensation						185			185
Tax benefit associated with stock plans					3,902				3,902
Balances as of December 31, 2004	53,194,326	$53	(3,000,000)	$(38,450)	$311,643	$—	$9,109	$115,989	$398,344

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$36,730	$26,941	$12,089
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,755	3,652	2,957
Amortization of intangibles from acquisitions	6,370	3,319	2,544
Amortization of deferred stock-based compensation	185	2,656	6,261
Impairment losses on strategic investments	5,478	4,820	17,210
Gains on strategic investments	(1,220)	(452)	—
Deferred tax expense	(1,981)	(4,415)	(7,325)
Tax benefit from stock options	3,902	1,880	824
In-process research and development	5,400	624	6,000
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(8,312)	(1,527)	(129)
Deferred revenue	2,075	1,665	(1,074)
Prepaid expenses, other current assets and other assets	5,333	604	4,061
Accounts payable, accrued expenses, and other long-term liabilities	1,009	19,088	11,724
Net cash provided by operating activities	59,724	58,855	55,142
Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(304,500)	(417,008)	(184,814)
Sales or maturities of long and short term marketable investments	388,344	290,169	258,971
Purchases of property and equipment	(4,837)	(2,804)	(3,874)
Payments for patents	(1,101)	(6,308)	(761)
Proceeds from sale of strategic investments	1,220	—	—
Acquisition of Midbar net assets including contingent consideration	(1,083)	(480)	(17,762)
Acquisition of InstallShield Corp., net of cash acquired	(75,930)	—	—
Acquisition of peer-to-peer assets and related acquisition costs	—	(800)	—
Increase in restricted cash	(859)	—	—
Other investing activities	—	(14)	—
Net cash (used in) provided by investing activities	1,254	(137,245)	51,760
Cash flows from financing activities:
Proceeds from exercise of options and other financing activities	12,033	4,734	2,593
Proceeds from stock issued under employee stock purchase plan	3,202	2,046	1,291
Stock repurchase	—	—	(38,450)
Net cash provided by (used in) financing activities	15,235	6,780	(34,566)
Effect of exchange rate changes on cash	826	837	243
Net (decrease) increase in cash and cash equivalents	77,039	(70,773)	72,579
Cash and cash equivalents at beginning of year	27,918	98,691	26,112
Cash and cash equivalents at end of year	$104,957	$27,918	$98,691
Cash paid during the year:
Income taxes	$20,561	$8,238	$9,761
TTR Common Stock surrendered in exchange for patents	$—	$602	$—

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

(1)	The Company and Summary of Significant Accounting Policies

The Company

Macrovision Corporation, a Delaware corporation founded in 1983, provides digital product value management offerings to entertainment producers, software publishers, and their customers. Value management solutions include anti-piracy technologies and services, embedded licensing technologies, usage monitoring for enterprises, and a host of related technologies and services from installation to update to back-office entitlement management. Our customers include: major Hollywood studios; independent video producers; hardware and software vendors; music labels; consumer electronic, PC and digital set-top box manufacturers; digital pay-per-view (“PPV”) and video-on-demand (“VOD”) network operators; and enterprise IT organizations.

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

The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks associated with these investments. As of December 31, 2004 and 2003, all investment securities were designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, as a separate component of stockholders’ equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in other income.

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2004:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$58,376	$—	$—	$58,376
Cash Equivalents — money markets	46,581	—	—	46,581
Total cash and cash equivalents	$104,957	$—	$—	$104,957
Investments:
US government and agencies	$12,999	$—	$(132)	$12,867
US municipalities	79,075	20	(157)	78,938
Corporate bonds	10,387	69	—	10,456
Auction rate securities	27,677	—	—	27,677
Equity securities	18,211	564	—	18,775
Total investments	$148,349	$653	$(289)	$148,713
Short term				101,299
Long term				47,414
Total investments				$148,713

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2003:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$10,190	$—	$—	$10,190
Cash Equivalents — money markets	17,728	—	—	17,728
Total cash and cash equivalents	$27,918	$—	$—	$27,918
Investments:
US government and agencies	$63,056	$186	$(10)	$63,232
US municipalities	104,021	115	(24)	104,112
Corporate bonds	15,895	258	—	16,153
Auction rate securities	31,439	—	(14)	31,425
Equity securities	23,509	3,283	—	26,792
Total investments	$237,920	$3,842	$(48)	$241,714
Short term				95,563
Long term				146,151
Total investments				$241,714

In 2004 and 2002, we recognized $5.3 million and $5.6 million, respectively, from other-than-temporary losses in the market value of our equity securities (See Note 5 — Strategic Investments). There were no recognized losses from other-than-temporary declines in the market value of marketable securities in 2003.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than temporarily impaired (in thousands), aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003 and 2004.

	December 31, 2004
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US government and agencies	$9,891	$108	$2,976	$24	$12,867	$132
US municipalities	$18,435	$99	$31,442	$58	$49,877	$157

	December 31, 2003
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US government and agencies	$2,989	$10	—	—	$2,989	$10
US municipalities	$23,966	$24	—	—	$23,966	$24
Auction rate securities	$4,500	$14	—	—	$4,500	$14

As of December 31, 2004 and 2003, the difference between the fair value and the amortized cost of available-for-sale securities were unrealized gains of $358,000 and $3.8 million, respectively. As of December 31, 2004 and 2003, the unrealized gain, net of taxes, was $212,000 and $2.3 million, respectively. These unrealized gains, net of deferred income taxes, related to short-term and long-term government bonds and investment securities have been recorded as a component of comprehensive income. As of December 31, 2004, the weighted average contractual maturity for debt securities was approximately 16 months.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets. Computer equipment and software are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the assets’ useful lives or lease terms.

Patents

Patent application costs of $2.7 million for each of the years ended December 31, 2004 and 2003 are included in patents and other intangibles and are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

	December 31, 2004	December 31, 2003
Patents at cost	$16,566	$14,952
Accumulated amortization	(5,696)	(4,126)
Patents, net	$10,870	$10,826

Deferred Revenue

Deferred revenue represents amounts received from customers under certain license, maintenance and service agreements for which the revenue earnings process has not been completed.

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and other unrealized gains and losses on marketable investment securities that have been excluded from the determination of net income. The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity.

Revenue Recognition

The Company’s revenue consists of royalty fees on copy-protected products on a per unit basis, licenses of the Company’s content protection technology, licenses for the Company’s software products, and related maintenance and services revenues.

Royalty Revenues

Royalty revenue from the replication of videocassettes, DVDs and CDs is recognized when realized or realizable and earned. The Company relies on royalty reports from third parties as its basis for revenue recognition. In the Company’s DVD, videocassette, and PC games product lines, it has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed or determinable fee is considered probable. Revenue from customers in pay-per-view (“PPV”) and music content protection technology is currently recognized only as reported, due to timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for the Company’s music technology products. Advanced royalty fees attributable to minimum guaranteed quantities of licensed units or royalties based on a percentage of licensed product sales are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

Technology Licensing Revenues

Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators; digital set-top decoder manufacturers; and content owners who utilize the Hawkeye peer-to-peer antipiracy service is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed or determinable license fee is considered probable.

Software Licensing Revenues

The Company sells its software value management solutions through our direct sales force and through resellers. The Company recognizes revenue on its software products in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2.” The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. The Company offers resellers the right of return on its packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company generally considers arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist, all revenue is deferred until such time that VSOE of fair value is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period (generally one year).

When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon performance of the consulting and implementation services and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements that allow the Company to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow the Company to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin. For each of the years ended December 31, 2003 and 2004, the Company used the completed-contracts method for all such arrangements. For the year ended December 31, 2002, there were no such arrangements.

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

Maintenance Revenues

Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying consolidated financial statements.

Cost of Revenues

License Fees

The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company’s video copy protection and software copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues — license fees also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software licensing fees and software product support. Cost of revenues — license fees also includes outside legal costs of $1.9 million, $692,000 and $1.8 million in 2004, 2003 and 2002, respectively, associated with litigation to enforce the Company’s patents. Amortization of patents is also included in cost of revenues — license fees.

Service Fees

Cost of revenues — service fees includes the cost of technical support for the Company’s products, which primarily consists of direct costs and related overhead for employees providing technical support and professional services to its customers, as well as any third party consultants who provide such services on the Company’s behalf.

Amortization of Intangibles from Acquisitions

Cost of revenues — amortization of intangibles from acquisitions includes amortization of certain intangibles from acquisitions. This includes amortization from purchased existing technology, existing contracts, and patents and trademarks.

Stock-Based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FASB”) No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net income, as reported	$36,730	$26,941	$12,089
Add stock-based employee compensation expense included in reported net income, net of tax	111	1,594	3,757
Deduct total stock-based employee compensation expenses determined under fair-value-based method for all rewards, net of related tax effects	(13,480)	(15,281)	(13,571)
Net income, pro forma	$23,361	$13,254	$2,275
Basic net income per share As reported	$0.74	$0.55	$0.24
Adjusted pro forma	$0.47	$0.27	$0.05
Diluted net income per share As reported	$0.73	$0.54	$0.24
Adjusted pro forma	$0.46	$0.27	$0.04

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

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Option Plans and the ESPP Plan:

	Year ended December 31,
	2004	2003	2002
Option Plans:
Dividends	None	None	None
Expected term	2.4 years	3.2 years	3.3 years
Risk free interest rate	2.3%	3.4%	4.8%
Volatility rate	70.6%	75.9%	73.5%
ESPP Plan:
Dividends	None	None	None
Expected term	1.4 years	1.3 years	1.3 years
Risk free interest rate	2.3%	2.8%	3.1%
Volatility rate	70.8%	75.6%	75.3%

The following table shows the weighted average fair value of options and ESPP purchase share rights using the fair value approach under SFAS 123:

	December 31,
	2004	2003	2002
Weighted average fair value of options granted during the period	$9.35	$8.17	$11.24
Weighted average fair value of an ESPP purchase share right granted during the period	$8.94	$7.76	$9.95

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

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2004, 2003 and 2002, 30.3%, 36.0% and 42.2%, respectively, of the Company’s business was attributed to the licensing of its video content protection technology through MPAA movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios’ continued success in the production and distribution of movies utilizing the Company’s technology. The Company also licenses its digital PPV video content protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of Globetrotter Software, Inc. the Company began its business in electronic software license management software. The Company licenses software technology solutions to software and hardware manufacturers and software asset management solutions to enterprise end-users. The Company also provides support, maintenance and consulting services. In addition, 42.2%, 42.2% and 34.2% of the Company’s sales in 2004, 2003 and 2002, respectively, are from export or foreign operations.

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

The Company performs ongoing credit evaluations of its customers as necessary. The Company did not have any customers that were equal to or greater than 10% of net revenues for the year ended December 31, 2004. One customer accounted for 10.2% of net revenues for the year ended December 31, 2003 and one customer accounted for 11.4% of net revenues for the year ended December 31, 2002. At December 31, 2004 and 2003, the Company did not have any customers that were equal to or greater than 10% of accounts receivable.

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

	December 31,
	2004	2003	2002
	(In thousands)
Basic EPS — weighted average number of common shares outstanding	49,516	48,754	50,046
Effect of dilutive common equivalent shares — stock options outstanding	1,103	764	556
Diluted EPS — weighted average number of common shares and common share equivalents outstanding	50,619	49,518	50,602
Weighted average number of stock options excluded from diluted earnings per share calculation	2,760	3,889	3,747
Weighted average exercise price of stock options excluded from diluted earnings per share calculation	$32.23	$39.73	$45.33

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized costs under this statement as of December 31, 2004.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expense.

(2)	Financial Statement Details

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$17,512	$10,927
Leasehold improvements	3,698	2,334
Furniture and fixtures	3,038	2,711
	24,248	15,972
Less accumulated depreciation and amortization	14,953	9,283
	$9,295	$6,689

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 are $3.2 million, $2.4 million and $2.1 million, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2004	2003
Accrued compensation	$15,032	$8,262
Income taxes payable	11,871	16,921
Other accrued liabilities	5,736	3,508
	$32,639	$28,691

Interest and Other Income, Net

Interest and other income, net, consisted of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Interest income	$3,133	$3,550	$7,081
Foreign currency gains	878	332	183
Other income (expense)	162	(30)	54
	$4,173	$3,852	$7,318

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2004	$2,147	$924	$366	$2,705
2003	$1,657	$907	$417	$2,147
2002	$1,747	$621	$711	$1,657

(3)	Business Combinations and Asset Purchases

InstallShield

In July 2004, the Company acquired the operations and certain assets of InstallShield Software Corporation (“InstallShield”) for approximately $77.1 million in cash, including related acquisition costs. The Company also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005. InstallShield is a leading provider of software installation tools. The acquisition of InstallShield expands the Company’s product portfolio in the Software value management category and enables the Company to reach InstallShield’s large software developer customer base. InstallShield has been integrated into the Company’s Software Technologies Group. The accompanying consolidated statements of income include the results of operations of InstallShield since July 1, 2004, the effective date of the acquisition.

As of December 31, 2004, $859,000 of cash and cash equivalents was restricted, primarily relating to certain liabilities assumed as part of the acquisition of InstallShield. This amount has been classified as “Restricted Cash” on the consolidated balance sheet.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

July 1, 2004
Cash and cash equivalents	$1,134
Accounts receivable, net	2,713
Property and equipment, net	738
Other assets	1,213
Total tangible assets acquired	5,798
Deferred revenue	(2,132)
Other liabilities	(3,937)
Total liabilities assumed	(6,069)
Net liabilities assumed	$(271)

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of InstallShield (in thousands):

Intangible Asset	$	Amortization Period in Years
Existing technology	$20,100	4
In-process technology	5,400	—
Maintenance agreements	200	3
Distribution agreements	2,000	6
Trade Name/Trademarks	6,500	6
Goodwill	43,135	Not Applicable
Total	77,335
Net liabilities assumed	(271)
Total purchase price	$77,064

The weighted average amortization period for amortizable InstallShield intangible assets is 4.6 years. The in-process technology of $5.4 million has been charged to operations during the year ended December 31, 2004.

The following table shows supplemental unaudited information as if the acquisition of InstallShield had been completed at the start of each fiscal year as presented:

	Year Ended December 31, 2004 (unaudited)	Year Ended December 31, 2003 (unaudited)
Revenues	$200,997	$163,833
Net income	$38,059	$29,883
Basic net earnings per share	$0.77	$0.61
Diluted net earnings per share	$0.75	$0.60

Acquisition of peer-to-peer assets

In August 2003, the Company acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. The Company paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for a total purchase price of $880,000. The purchase price was allocated to in-process technology, core technology and employment agreements. The in-process technology of $624,000 was charged to operations during the year ended December 31, 2003.

Acquisition of TTR patents and other assets

In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. (“TTR”) for approximately $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000, which the Company originally purchased in January 2000. The total purchase price of $5.7 million has been allocated to patents and is being amortized on a straight line basis over seven years. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in “Gains on strategic investments” in the accompanying consolidated financial statements.

Acquisition of Midbar net assets

In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) Ltd. for approximately $17.8 million in cash and additional related acquisition costs. In addition, the Company is subject to additional contingent consideration up to $8.0 million based on a percentage of the net revenues derived from the Company’s sales of music technology products until December 31, 2004. In connection with the purchase in November 2002, the Company recorded goodwill of $6.9 million and identifiable intangibles of $4.9 million. The purchase price was allocated to in-process technology ($6.0 million), existing technology ($0.5 million), existing contracts ($2.6 million), patents ($1.6 million), trademarks ($0.2 million) and goodwill ($6.9 million). The in-process technology of $6.0 million was charged to operations in 2002. The intangible assets for existing technology, existing contracts, patents and trademarks are being amortized on a straight-line basis over three to five years based on the expected useful lives of the intangible assets. For the years ended December 31, 2004 and 2003, the Company recorded additional goodwill of $857,000 and $1.2 million, respectively, representing contingent consideration as noted above.

(4)	Goodwill and Other Intangibles from Acquisitions

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company performed assessments of whether there was an indication that goodwill was impaired for the years ended December 31, 2004, 2003 and 2002. Based on the results of the annual impairment analysis, the Company determined that no indicators of impairment existed for its reporting units.

The following tables summarize the Company’s goodwill and other intangible assets from acquisitions as of December 31, 2004 and 2003 and the estimated amortization expense through the year 2009 and thereafter (in thousands):

	December 31, 2004
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$32,621	$(12,240)	$20,381
Existing contracts	6,909	(3,357)	3,552
Patents and trademarks	8,716	(1,464)	7,252
	$48,246	$(17,061)	$31,185

	December 31, 2003
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$12,474	$(7,792)	$4,682
Existing contracts	4,484	(2,270)	2,214
Patents and trademarks	2,063	(447)	1,616
	$20,809	$(12,297)	$8,512

Goodwill, net at December 31, 2002	$24,673
Midbar contingent consideration	1,227
Changes due to foreign currency exchange rates	2,730
Goodwill, net at December 31, 2003	28,630
Acquisition of InstallShield	43,135
Midbar contingent consideration	857
Changes due to foreign currency exchange rates	1,907
Goodwill, net at December 31, 2004	$74,529

Year ending	Amortization Expense
2005	$9,674
2006	8,500
2007	6,931
2008	3,967
2009 and thereafter	2,113
Total amortization expense	$31,185

(5)	Strategic Investments

As of December 31, 2004 and December 31, 2003, the adjusted cost of the Company’s strategic investments totaled $18.8 million and $27.0 million, respectively. The Company’s strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the balance sheet as “Long-term marketable investment securities” and “Other assets,” respectively.

As of December 31, 2004, the adjusted cost of the Company’s strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of December 31, 2004. The Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges are recorded when it has been determined that an other-than-temporary impairment has occurred.

For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the year ended December 31, 2004, the Company recorded an other-than temporary impairment loss of $5.3 million on its investment in Digimarc. During the year ended December 31, 2002, the Company recorded other-than temporary impairment losses of $5.6 million on its strategic investments in public companies.

For equity investments in non-public companies for which there is no market where their value is readily determinable, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 and $4.8 million of other-than-temporary impairment losses relating to its investment in iVast during the year ended December 31, 2004 and 2003, respectively. The Company originally invested $5.0 million in iVast in 2001. As of December 31, 2004, the Company’s investment in iVast had no remaining carrying value. During the year ended December 31, 2002, the Company recorded $11.6 million of other-than-temporary impairment losses relating to its strategic investments in non-public companies.

The Company received $1.2 million in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the year ended December 31, 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the year ended December 31, 2004, the Company recorded a gain on strategic investments of $1.2 million.

During the year ended December 31, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company’s stock in TTR, a public company strategic investment. In addition, during the year ended December 31, 2003, the Company recorded a realized gain of $57,000 representing distributions received in excess of its book value for its investment in NTRU Cryptosystems.

(6)	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company had no investments in VIEs as of December 31, 2004.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB No. 104 updates interpretive guidance in the codification of staff accounting bulletins to provide consistent accounting guidance on revenue recognition. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in generally accepted accounting principles in the United States of America, and the incorporation of certain sections of the SEC’s “Revenue Recognition in Financial Statements — Frequently

Asked Questions and Answers” document. The adoption of SAB No. 104 had no material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 123 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The Company had no pension plans or other postretirement benefit plans covered by SFAS No. 132 as of December 31, 2004.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”) “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company has adopted the disclosure requirements under EITF 03-1 and has included them in “Note 1-The Company and Summary of Significant Accounting Policies.” The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

In July 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”) “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 includes new guidance for determining whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the scope provisions of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, interact. The accounting guidance provided in EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The Company adopted the accounting guidance effective October 1, 2004. The adoption of EITF 02-14 has had no material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the Company to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock option, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123R is effective for fiscal periods beginning after June 15, 2005. Therefore, the Company is required to implement the standard no later than its third fiscal quarter which begins on July 1, 2005. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our result of operations, although it will have no negative impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See “Note 1 — The Company and Summary of Significant Accounting Policies” for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. However, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on the Company’s preliminary analysis, the range of possible amounts that is considered for repatriation under this provision is between zero and $30 million. The related potential range of income tax is between zero and approximately $2 million. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005.

(7)	Transactions with Related Parties

In December 1997, the Company made its initial investment in Digimarc (Nasdaq, symbol DMRC), the business of which is digital watermark technology and applications. The Company made two subsequent investments in June 1999 and October 2000 for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. The Company owned approximately 9.8% of the outstanding shares of Digimarc as of December 31, 2004. The Company has an agreement with Digimarc to jointly develop a digital video watermarking copy protection solution to address digital-to-digital copying associated with next-generation recordable DVD and digital videocassette recording devices. In addition, the Company had an exclusive marketing agreement with Digimarc through December 31, 2002, with minimum royalty payments of $2.0 million, which we paid in 2000 and 2001 and included in cost of revenues — license fees. There were no royalty payments in 2002.

In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR, a public company (Nasdaq, symbol TTRE). In addition, the Company entered into an agreement with TTR to jointly develop and market a copy protection product designed to inhibit casual copying of music CDs using dual-deck CD recorder systems and personal computer based CD-recordable drives. TTR is a provider of proprietary digital anti-piracy technologies and products. In May 2003, the Company acquired patents and other assets of TTR for approximately $5.1 million and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 (See “Note 3 — Business Combinations and Asset Purchases”).

The Company leased certain of its premises in San Jose, California from a related party. Rent paid to such related party amounted to $245,000 for the year ended December 31, 2002. As of December 31, 2002, this lease agreement was terminated.

(8)	Stock Option and Purchase Plans

In December 1996, the Company adopted the 1996 Equity Incentive Plan (the “1996 Equity Incentive Plan”), which serves as the successor to the Company’s 1988 Stock Option Plan (the “1988 Plan”). Pursuant to the 1996 Equity Incentive Plan, the Company’s Board of Directors reserved 5,088,888 shares of common stock for issuance. In May 1998, an additional 1,600,000 shares were reserved by approval of the Board of Directors and stockholders. The 1996 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 1996 Equity Incentive Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Options granted under the 1996 Equity Incentive Plan have a maximum term of ten years and generally vest over the first, second and third years at the rate of 1/6, 1/3 and 1/2, respectively.

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

In August 2000, the Company adopted the 2000 Equity Incentive Plan, which serves as the successor to the Company’s 1996 Equity Incentive Plan. The total number of shares of Macrovision common stock for which options and other stock awards may be granted under the 2000 Equity Incentive Plan was increased from 4,500,000 to 6,300,000 in June 2002, and the maximum number of stock options that the Company may grant to any individual in any calendar year is 500,000, in each case subject to adjustment as described below. The shares available for issuance under the 2000 Equity Incentive Plan may be authorized but unissued shares of common stock or shares of common stock that the Company reacquires. If any options expire or are forfeited or canceled, the shares are added back to the total number of shares available for issuance under the 2000 Equity Incentive Plan. All options granted under the 2000 Equity Incentive Plan since January 2003 have a maximum term of five years and vest over three years. In April 2003, an additional 4,000,000 shares of common stock were reserved for issuance under the 2000 Equity Incentive Plan.

In December 1996, the Company’s Board of Directors adopted the 1996 Directors Stock Option Plan (the “Directors Plan”) and reserved 240,000 shares of common stock for issuance thereunder. In June 2000, the Board of Directors increased the number of shares of common stock reserved for issuance under the Directors Plan by 126,000 shares. In June 2002, an additional 200,000 shares were reserved for issuance under the Directors Plan. The Company’s stockholders approved the Directors Plan in February 1997 and approved the share increases in August 2000 and June 2002. The Directors Plan provides each eligible director an initial grant of a nonqualified option to purchase 40,000 shares (increased from 20,000 shares prior to 1999) of common stock on the date the eligible director first becomes a director, with each initial option granted after 1999 vesting in monthly increments over a three-year period. The Directors Plan provides for additional annual grants of nonqualified options to each eligible director to purchase 15,000 shares of common stock on each anniversary of the date such person became a director, with monthly vesting over one year. All initial option grants have a maximum term of ten years and all annual option grants on and after April 1, 2003 have a maximum term of five years. In April 2003, an additional 275,000 shares of common stock were reserved for issuance under the Directors Plan.

The Company uses the intrinsic value-based method to account for all of its employee stock-based compensation plans. Accordingly, compensation cost has been recognized in the accompanying consolidated financial statements for its plans when the exercise price of each option was less than the fair value of the underlying common stock as of the grant date for each stock option. With respect to the options assumed in connection with an acquisition in 2000, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options. This amount is being amortized over the vesting period of the individual options, generally four years. Amortization expenses recognized in 2004, 2003 and 2002 relating to the Globetrotter acquisition totaled $185,000, $2.7 million and $6.3 million, respectively.

Activity under the Company’s option plans is as follows:

	Number of shares	Weighted-average exercise price
Outstanding as of December 31, 2001	4,674,405	$43.71
Granted	2,354,625	$21.31
Canceled	(377,467)	$38.98
Exercised	(516,260)	$5.24
Outstanding as of December 31, 2002	6,135,303	$32.24
Granted	2,028,917	$15.61
Canceled	(1,690,723)	$52.47
Exercised	(458,346)	$10.27
Outstanding as of December 31, 2003	6,015,151	$22.62
Granted	3,405,999	$21.97
Canceled	(809,186)	$31.29
Exercised	(811,146)	$15.00
Outstanding as of December 31, 2004	7,800,818	$22.23

	December 31,
	2004	2003	2002
Options exercisable at end of year	3,302,575	2,666,020	2,283,744

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.675–$12.910	1,342,717	3.79	$10.71	944,000	$10.17
$12.970–$17.700	1,621,990	5.40	$16.82	420,589	$15.58
$18.190–$22.330	1,537,306	4.31	$21.02	266,351	$19.77
$22.350–$25.020	1,432,992	4.59	$24.53	79,575	$23.67
$25.230–$28.990	1,361,421	6.86	$26.70	1,089,026	$26.91
$29.390–$102.313	504,392	5.97	$55.42	503,034	$55.48
	7,800,818	5.05	$22.23	3,302,575	$24.38

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

(9)	Stock Repurchase Program

In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company’s common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management and as monitored by the Audit Committee of the Company’s Board of Directors. The Company’s repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders’ equity. As of December 31, 2004 and 2003, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million.

(10)	Income Taxes

The components of income before income taxes are as follows (in thousands):

	December 31,
	2004	2003	2002
Domestic income	$14,729	$22,772	$9,696
Foreign income	42,661	26,722	12,220
Income before provision for income taxes	$57,390	$49,494	$21,916

Income tax expense for the years ended December 31, 2004, 2003 and 2002 consisted of the following (in thousands):

	December 31,
	2004	2003	2002
Current:
Federal	$13,271	$19,844	$13,607
State	1,620	2,570	1,432
Foreign	3,848	2,674	1,289
Total current	18,739	25,088	16,328
Deferred:
Federal	(1,017)	(3,056)	(6,295)
State	(964)	(1,359)	(1,030)
Total deferred tax benefit	(1,981)	(4,415)	(7,325)
Charges in lieu of income taxes associated with the exercise of stock options	3,902	1,880	824
Total tax expense	$20,660	$22,553	$9,827

Income tax expense for the years ended December 31, 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	December 31,
	2004	2003	2002
Federal tax statutory rate	$20,086	$17,323	$7,670
State taxes, net of federal benefit	635	1,017	160
Income tax credits	—	(78)	(286)
Foreign tax differential	(2,641)	4,465	2,305
Exempt interest	(824)	(888)	(849)
Deferred stock compensation	—	676	804
Change in valuation allowance	3,341	—	—
Others	63	38	23
Total tax expense	$20,660	$22,553	$9,827

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accruals, reserves and others	$1,815	$1,531
Allowance for doubtful accounts	932	819
Deferred revenue	3,962	3,346
Intangible assets	9,064	7,680
State taxes	567	919
Impairment losses on investments	11,663	9,987
Capital loss carryforward	1,293	1,355
Net operating loss carryforwards	1,540	1,542
Gross deferred tax assets	30,836	27,179
Valuation allowance	(4,781)	(1,440)
Total deferred tax assets	26,055	25,739
Deferred tax liabilities:
Patents	(1,950)	(1,900)
Property and equipment	(427)	(587)
Sec. 481 adjustment	(7)	(14)
Unrealized gains	(152)	(1,518)
Total deferred tax liabilities	(2,536)	(4,019)
Net deferred tax assets	$23,519	$21,720

During the year ended December 31, 2004, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards; therefore, the valuation allowance was increased by $3.3 million for such deferred tax assets.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2004.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. indefinitely. Undistributed earnings of foreign subsidiaries for which deferred taxes have not been provided aggregate approximately $30 million at December 31, 2004. The amount of income tax liability that would result had such earnings been repatriated is estimated to be approximately $7 million.

The Company believes that adequate amounts of tax accruals have been provided based on currently available information.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings, as defined in the AJCA, at an effective tax cost of 5.25 percent federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met.

The Company may elect to apply this provision to qualifying earnings repatriations in fiscal 2005. The Company will evaluate the effects of the repatriation provision. However, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and $30 million. The related potential range of income tax is between zero and $2 million.

(11)	Commitments

Leases

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. Future minimum lease payments pursuant to these leases as of December 31, 2004 were as follows (in thousands):

Operating Leases
2005	$5,326
2006	5,345
2007	5,508
2008	5,641
2009	4,912
2010 and thereafter	24,150
Total	$50,882

Rent expense was $5.4 million, $3.8 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their compensation, which contribution was limited to $13,000 in 2004. Employee contributions and earnings thereon vest immediately. The Company is not required to contribute to the 401(k) plan, but has made voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee’s contribution, up to a maximum annual matching contribution of $2,600, $2,400 and $2,200 in 2004, 2003, and 2002 respectively. For employees 50 years of age or older, the contribution limit was $16,000 in 2004 and the Company’s maximum annual matching contribution was $3,200. Matching contributions aggregated approximately $346,000, $266,000 and $157,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are fully vested after three years of service.

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

(12)	Segment and Geographic Information

The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group licenses content protection technology to video, music, and PC games content owners. The Entertainment Technologies Group’s business activities in DVD, VHS and VOD are similar products and have been grouped together as video content protection technologies. The Company’s Hawkeye peer-to-peer file antipiracy service that was introduced in 2004 is also included in the Entertainment Technologies Group. The Software Technologies Group develops and markets the Company’s software value management solutions which include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products.

Segment income is based on segment revenue less the respective segment’s cost of revenues, excluding amortization of intangibles from acquisitions, selling and marketing expenses and research and development expenses. The Company does not identify or allocate its assets, including capital expenditures, by segment. Accordingly, assets are not reported by segment because the information is not available and is not reviewed by the chief operating decision maker to make decisions about resources to be allocated among business units or to assess their performance. The following segment reporting information of the Company is provided (in thousands):

Revenue by Significant Product Group:

	Year ended December 31,
	2004	2003	2002
Entertainment Technologies Group:
Video	$100,592	$81,268	$64,569
Other	10,119	10,112	8,328
Total Entertainment Technologies Group	110,711	91,380	72,897
Software Technologies Group	71,388	36,966	29,365
Total	$182,099	$128,346	$102,262

Income before income taxes:

	Year ended December 31,
	2004	2003	2002
Entertainment Technologies Group	$74,984	$64,077	$54,130
Software Technologies Group	23,270	12,939	8,282
Other	(3,323)	(1,022)	(764)
Segment income	94,931	75,994	61,648
General and administrative	(25,501)	(19,385)	(15,035)
Amortization of intangibles from acquisitions	(6,370)	(3,319)	(2,544)
Amortization of deferred stock-based compensation	(185)	(2,656)	(6,261)
In-process research and development	(5,400)	(624)	(6,000)
Impairment gains (losses) on strategic investments	(5,478)	(4,820)	(17,210)
Gains on strategic investments	1,220	452	—
Interest and other income, net	4,173	3,852	7,318
Income before income taxes	$57,390	$49,494	$21,916

	ETG	STG	TOTAL
Goodwill, net at December 31, 2002	$10,074	$14,599	$24,673
Midbar contingent consideration	1,227	—	1,227
Changes due to foreign currency exchange rates	897	1,833	2,730
Goodwill, net at December 31, 2003	12,198	16,432	28,630
Acquisition of InstallShield	—	43,135	43,135
Midbar contingent consideration	857	—	857
Changes due to foreign currency exchange rates	685	1,222	1,907
Goodwill, net at December 31, 2004	$13,740	$60,789	$74,529

Through its acquisitions, the Company acquired goodwill of $6.9 million in 2002 and $4.8 million in 1999 in the Entertainment Technologies Group. During 2004 and 2003, the Company recorded additional goodwill of $857,000 and $1.2 million, respectively in the Entertainment Technologies Group, representing contingent consideration payments as discussed in “Note 3 — Business Combinations and Asset Purchases.” The Company acquired goodwill of $43.1 million in 2004 and $22.2 million in 2000 in the Software Technologies Group. There have been no write-offs or write-downs of goodwill in any of these segments.

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2004	2003	2002
United States	$105,211	$74,143	$67,326
International	76,888	54,203	34,936
Total Revenue	$182,099	$128,346	$102,262

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

Information on Long Lived Assets by Geographic Areas:

	December 31, 2004	December 31, 2003
United States
Property and Equipment, net	$5,921	$4,842
Patents, net	5,002	4,928
Goodwill, net	33,174	2,979
Intangibles from Acquisitions, net	21,190	4,098
Total United States	65,287	16,847
International
Property and Equipment, net	3,374	1,847
Patents, net	5,868	5,898
Goodwill, net	41,355	25,651
Intangibles from Acquisitions, net	9,995	4,414
Total International	60,592	37,810
Total Long Lived Assets	$125,879	$54,657

(13)	Contingencies

The Company is involved in legal proceedings related to some of its intellectual property rights.

Macrovision Corporation v. ViTec Audio and Video GmbH

The Company initiated a patent infringement lawsuit in the District Court of Dusseldorf in March 1999 against ViTec Audio und Video GmbH, a German company that manufactures what the Company believes to be a video copy protection circumvention device. ViTec filed a reply brief arguing that its product does not infringe the Company’s patents. The case was heard in the District Court of Dusseldorf, Germany and the Court ruled adversely against the Company. The Company appealed the District Court’s ruling in July 2000 to the Court of Appeal in Dusseldorf. Following a series of hearings, the submission of a technical opinion from a Court appointed expert witness and briefs by both parties, the Court of Appeals rendered a decision on January 20, 2005 rejecting the Company’s appeal and dismissing the case. The Court further ordered the Company to pay the costs of the appeal, which are estimated to be 35,000 Euros. In view of the adverse ruling, the Company may incur a corresponding decline in demand for its video content protection technology, which could harm the Company’s business in Germany.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

The Company received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between its U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents of InterTrust. The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with the Company’s existing copy protection business.

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. An interference proceeding has commenced to determine the rightful inventorship of the involved U.S. patents and patent applications. The ‘281 patent and its U.S. continuation applications have a priority filing date of February 1, 1995. The InterTrust patents and patent application have a priority filing date of February 13, 1995. The Administrative Patent Judge (“APJ”) has decided to proceed with the second interference first. Because the Company’s filing date is prior to InterTrust’s filing date, the Company has been designated the senior party in the interference. InterTrust submitted its proof of inventorship in a brief filed on June 24, 2004. The Company responded with its brief filed on July 14, 2004. Interference procedural rules allow each party to file rebuttals to the other party’s brief, cross-examine witnesses offered up by the other party and file various motions and objections during this pre-hearing phase of the interference. This pre-hearing phase continued for several months. Following the close of this pre-hearing phase, both parties had an opportunity for an oral hearing, which occurred on January 6, 2005. Following the oral hearing, the Company anticipates that the APJ will issue a decision in the second interference case in the second quarter of 2005.

In the first patent interference case, InterTrust had also brought an inequitable conduct motion against the Company alleging misconduct during the original prosecution of the ‘281 patent. The APJ initially dismissed the motion, but then gave InterTrust an opportunity to re-file the motion. In the fourth quarter of 2004, InterTrust re-filed its inequitable conduct motion and the Company filed a rebuttal brief. On December 9, 2004, the parties presented their arguments on the inequitable conduct motion before the APJ. The Company anticipates the APJ will render a decision on the inequitable conduct motion in the second quarter of 2005. The Company believes it has meritorious defenses to the motion asserted against the Company and intends to vigorously defend against the inequitable conduct motion.

The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently allowed and is expected to be granted in the second quarter of 2005. These international cases have the benefit of the early February 1, 1995 priority date and the broad patent claim coverage ultimately expected to issue in the U.S. following resolution of the interference action.

Macrovision vs. 321 Studios LLC

On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes the Company’s patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which the Company opposed. The Company has notified various large retailers and other resellers of 321 Studios’ products of the issuance of the preliminary injunction and requested removal of 321 Studios’ products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products. The Company is awaiting the issuance of findings of fact and conclusions of law by the court, which is expected by the second quarter of 2005. The Company intends to vigorously pursue this action to protect its patented copy protection technology.

BIS Advanced Software Systems, Ltd. vs. InstallShield Software Corporation et. al.

On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. The Company acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly relates to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent does not appear to implicate any current core InstallShield products. Further, Red Bend Software has agreed to indemnify InstallShield and defend the suit for Macrovision. The Company is monitoring the progress of the suit and the actions taken by Red Bend on the Company’s behalf.

As of December 31, 2004, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In the Company’s opinion, none of these other disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operation or cash flow.

(14)	Subsequent Event

As of March 25, 2004, the market value of the Company’s investment in Digimarc decreased by $3.3 million from its value as of December 31, 2004 to $12.8 million due to a decline in the share price of Digimarc stock subsequent to December 31, 2004. The Company is evaluating whether the decline should be considered other-than-temporary. If the Company determines the decline to be other-than-temporary, it will recognize a loss in the consolidated statement of income for the three months ending March 31, 2005.