Form 10-Q
period 2005-03-31
MACROVISION CORP
filed 2005-05-10
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

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

                                 (408) 562-8400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding as of May 1, 2005
     Common stock, $0.001 par value                       50,449,193

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2005
              and December 31, 2004                                            1

          Condensed Consolidated Statements of Income
              for the Three Months Ended March 31, 2005                        2

          Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2005                        3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.   Controls and Procedures                                             29

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 3.   Defaults Upon Senior Securities                                     32

Item 4.   Submission of Matters to a Vote of Security Holders                 32

Item 5.   Other Information                                                   33

Item 6.   Exhibits                                                            33

Signatures                                                                    34


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          MARCH 31,              DECEMBER 31,
                                                                            2005                     2004
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    113,740             $   104,957
   Restricted cash                                                                  --                     859
   Short-term investments                                                      122,449                 101,299
   Accounts receivable, net of allowance for doubtful accounts of
     $2,701 and $2,147, respectively                                            39,047                  41,468
   Income taxes receivable                                                       1,705                   1,705
   Deferred tax assets                                                           6,414                   6,368
   Prepaid expenses and other current assets                                     5,857                   4,570
                                                                     --------------------     -------------------
          Total current assets                                                 289,212                 261,226
Long-term marketable investment securities                                      29,024                  47,414
Property and equipment, net                                                      9,381                   9,295
Goodwill                                                                        74,188                  74,529
Other intangibles from acquisitions, net                                        28,724                  31,185
Deferred tax assets                                                             17,033                  17,151
Patents and other assets                                                        11,537                  11,673
                                                                     --------------------     -------------------
                                                                          $    459,099             $   452,473
                                                                     ====================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      5,127             $     5,907
   Accrued expenses                                                             27,558                  32,639
   Deferred revenue                                                             18,032                  14,604
                                                                     --------------------     -------------------
          Total current liabilities                                             50,717                  53,150
Other non current liabilities                                                    1,553                     979
                                                                     --------------------     -------------------
          Total liabilities                                                     52,270                  54,129
Stockholders' equity:
   Common stock                                                                     53                      53
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  316,133                 311,643
   Accumulated other comprehensive income                                        7,637                   9,109
   Retained earnings                                                           121,456                 115,989
                                                                     --------------------     -------------------
          Total stockholders' equity                                           406,829                 398,344
                                                                     --------------------     -------------------
                                                                          $    459,099             $   452,473
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


                               MACROVISION CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                             ---------------------------------------
                                                                    2005                2004
                                                             -------------------  ------------------
Revenues:
   Licenses                                                        $  44,228            $  34,823
   Services                                                            7,029                3,159
                                                             -------------------  ------------------
        Total revenues                                                51,257               37,982
Cost of revenues:
   License fees                                                        2,234                1,584
   Service fees                                                        3,144                  721
   Amortization of intangibles from acquisitions                       2,416                  779
                                                             -------------------  ------------------
        Total cost of revenues                                         7,794                3,084
                                                             -------------------  ------------------
Gross profit                                                          43,463               34,898
Operating expenses:
   Research and development                                            8,697                5,587
   Selling and marketing                                              12,922                8,556
   General and administrative                                          8,426                5,513
   Amortization of deferred stock-based compensation                      --                  185
                                                             -------------------  ------------------
        Total operating expenses                                      30,045               19,841
                                                             -------------------  ------------------
        Operating income                                              13,418               15,057
   Impairment losses on strategic investments                         (5,822)                (180)
   Gains on strategic investments                                         96                1,220
   Interest and other income, net                                        937                  728
                                                             -------------------  ------------------
        Income before income taxes                                     8,629               16,825
   Income taxes                                                        3,162                6,057
                                                             -------------------  ------------------
        Net income                                                 $   5,467            $ 10,768
                                                             ===================  ==================


Basic net earnings per share                                       $    0.11            $    0.22
                                                             ===================  ==================
Shares used in computing basic net earnings per share                 50,349               49,244
                                                             ===================  ==================

Diluted net earnings per share                                     $    0.11            $    0.21
                                                             ===================  ==================
Shares used in computing diluted net earnings per share               51,341               50,210
                                                             ===================  ==================


           See the accompanying notes to these condensed consolidated financial statements.


                                      MACROVISION CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                       --------------------------------------------
                                                                               2005                    2004
                                                                       --------------------    --------------------
Cash flows from operating activities:
Net income                                                                   $     5,467             $    10,768
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                 1,366                   1,066
     Amortization of intangibles from acquisitions                                 2,416                     779
     Amortization of deferred stock-based compensation                                --                     185
     Tax benefit from stock options exercises                                        663                     618
     Impairment losses on strategic investments                                    5,822                     180
     Gains on strategic investments                                                  (96)                 (1,220)
     Deferred tax expense                                                            358                      --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                    2,354                  (2,665)
       Deferred revenue                                                            3,531                   1,795
       Other assets                                                               (1,958)                 (1,134)
       Other liabilities                                                          (4,817)                   (192)
                                                                       --------------------    --------------------
          Net cash provided by operating activities                               15,106                  10,180
Cash flows from investing activities:
     Purchases of long and short-term investments                                (68,965)               (132,401)
     Sales or maturities of long and short-term investments                       59,668                 155,431
     Acquisition of property and equipment                                        (1,066)                   (806)
     Payments for patents                                                           (297)                   (318)
     Proceeds from sale of strategic investments                                      96                   1,220
     Contingent consideration for Midbar acquisition                                (497)                   (723)
     Decrease in restricted cash                                                     859                      --
                                                                       --------------------    --------------------
       Net cash (used in) provided by investing activities                       (10,202)                 22,403
Cash flows from financing activities:
     Proceeds from issuance of common stock from options and stock
       purchase plans                                                              3,827                   2,357
                                                                       --------------------    --------------------
     Net cash provided by financing activities                                     3,827                   2,357
Effect of exchange rate changes on cash and cash equivalents                          52                     129
                                                                       --------------------    --------------------
Net increase in cash and cash equivalents                                          8,783                  35,069
Cash and cash equivalents at beginning of period                                 104,957                  27,918
                                                                       --------------------    --------------------
Cash and cash equivalents at end of period                                   $   113,740             $    62,987
                                                                       ====================    ====================


                  See the accompanying notes to these condensed consolidated financial statements.

                    MACROVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption "Risk Factors," contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2005, for any future year, or for any other future interim period.


NOTE 2 - EQUITY BASED COMPENSATION

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

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2005             2004
                                                                           --------------   -------------
        Net income, as reported                                            $     5,467      $   10,768
        Add: stock-based employee compensation
           expense included in reported net income,
           net of related tax effects                                               --             111
        Deduct: total stock-based employee
           compensation expenses determined under
           fair-value-based method for all rewards,
           net of related tax effects                                           (2,852)         (1,964)
                                                                           --------------   -------------
        Net income, pro forma                                              $     2,615      $    8,915
                                                                           ==============   =============


        Basic net earnings per share                 As reported           $      0.11      $     0.22
                                                     Adjusted pro forma    $      0.05      $     0.18

        Diluted net earnings per share               As reported           $      0.11      $     0.21
                                                     Adjusted pro forma    $      0.05      $     0.18

        In most cases, options vest over three years and new options are generally granted each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 for the year ending December 31, 2005, in future years or in any future interim period.

        The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              --------------------------------
                                                   2005             2004
                                              ---------------   --------------
        OPTION PLANS:
        Dividends                                   None             None
        Expected term                            2.3 years         2.6 years
        Risk free interest rate                     3.3%              1.7%
        Volatility rate                            61.7%             73.5%

        ESPP PLAN:
        Dividends                                   None             None
        Expected term                            1.3 years         1.6 years
        Risk free interest rate                     2.4%              2.2%
        Volatility rate                            68.5%             74.1%

        The weighted average fair values of options granted during the three months ended March 31, 2005 and 2004 were $8.92 and $8.51, respectively. The weighted average fair values of an ESPP purchase share right granted during the three months ended March 31, 2005 and 2004 were $9.79 and $7.86, respectively.

NOTE 3 - BUSINESS COMBINATION AND ASSET PURCHASES

        As of December 31, 2004, $859,000 of cash was restricted, primarily relating to certain liabilities assumed as part of the acquisition of InstallShield. During the quarter ended March 31, 2005, this amount was released and is no longer restricted as of March 31, 2005.

The following table summarizes the Company's goodwill from acquisitions as of March 31, 2005 (in thousands):


Goodwill, net at January 1, 2005                               $ 74,529
Changes due to foreign currency exchange rates                     (341)
                                                        --------------------
Goodwill, net at March 31, 2005                                $ 74,188
                                                        ====================


NOTE 4 - STRATEGIC INVESTMENTS

        As of March 31, 2005 and December 31, 2004, the adjusted cost of the Company's strategic investments totaled $12.4 million and $18.8 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as "Long-term marketable investment securities" and "Other assets," respectively.

        As of March 31, 2005, the adjusted cost of the Company's strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of March 31, 2005. The

Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges are recorded when it has been determined that an other-than-temporary impairment has occurred.

        For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the quarter ended March 31, 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. During the quarter ended March 31, 2004, there were no other-than temporary impairment losses on strategic investments in public companies.

        For equity investments in non-public companies for which there is no market where their value is readily determinable, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occured with respect to an investment in a portfolio company, an impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 of other-than-temporary impairment losses relating to the balance of its investment in iVast during the quarter ended March 31, 2004. As of March 31, 2005 and December 31, 2004, the Company's strategic investments in non-public companies had no remaining carrying value.

        The Company received $1.2 million in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the quarter ended March 31, 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the quarter ended March 31, 2004, the Company recorded a gain on strategic investments of $1.2 million. During the quarter ended March 31, 2005, the Company received a final distribution for its interest in InterActual Technologies, and has recorded a gain on strategic investments of $96,000.


NOTE 5 - EARNINGS PER SHARE

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

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           ---------------------------------
                                                                               2005               2004
                                                                           --------------     --------------
Basic net EPS - weighted average number of common shares outstanding              50,349             49,244
Effect of dilutive potential common shares - stock options outstanding               992                966
                                                                           --------------     --------------
Diluted net EPS - weighted average number of common shares and potential
   common shares outstanding                                                      51,341             50,210
                                                                           ==============     ==============

Anti-dilutive shares excluded                                                      2,943              2,501
                                                                           ==============     ==============

Weighted average exercise price of anti-dilutive shares                          $ 30.98            $ 34.76
                                                                           ==============     ==============

        The anti-dilutive shares excluded from the diluted net EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company adopted the disclosure requirements under EITF 03-1 in 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R requires the Company to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC changed the effective date of FAS 123R from the first interim period or fiscal year beginning after June 15, 2005 to the first annual fiscal period beginning after June 15, 2005. Therefore, the Company is required to implement the standard no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See "Note 2 - Equity Based Compensation" for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

        In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. However, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on the Company's preliminary analysis as of December 31, 2004, the range of possible amounts that is considered for repatriation under this provision is between zero and $30 million. The related potential range of income tax is between zero and approximately $2 million. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005.

NOTE 7 - COMPREHENSIVE INCOME

        The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ---------------------------------
                                                            2005               2004
                                                       --------------     --------------
        Net income                                       $    5,467         $   10,768
        Other comprehensive income (loss):
           Unrealized losses on investments                    (429)            (1,081)
           Foreign currency translation adjustments          (1,043)             1,344
                                                       --------------     --------------
        Comprehensive income                             $    3,995         $   11,031
                                                       ==============     ==============

NOTE 8 - INCOME TAXES

        The Company accounts for income taxes using the asset and liability method. The Company recorded income tax expense of $3.2 million for the quarter ended March 31, 2005. During the quarter ended March 31 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards; therefore, the valuation allowance was increased by $358,000 for such deferred tax assets. As of March 31, 2005, deferred tax assets net of valuation allowances, totaled $23.4 million.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance as of March 31, 2005.

On October 22, 2204, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings, as defined in the AJCA, at an effective tax cost of 5.25 percent federal tax rate on the repatriated earnings. State, local and foreign taxes could apply as well. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's chief executive officer and approved by the Company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met. Based on preliminary analysis as of December 31, 2004, the range of possible amounts that the Company is considering for repatriation under this provision is between zero and $30 million.

NOTE 9 - LEASE COMMITMENTS

        The Company signed agreements that extended the lease for its corporate headquarters for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. The Company has recorded rent expense on a straight-line basis based on contractual lease payments from January 2005 through January 2017. The Company occupied the new office space in April 2005. The Company's aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of March 31, 2005 were as follows (in thousands):

                                                       Operating
                                                         Leases
                                                      ------------
                Remainder of 2005                      $   3,999
                2006                                       5,306
                2007                                       5,478
                2008                                       5,610
                2009                                       4,895
                2010 and thereafter                       24,035
                                                     ------------

                Total                                  $  49,323
                                                     ============


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; VHS cassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products.

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


REVENUES:
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                                  2005               2004
                                                             ---------------    ---------------
Entertainment Technologies Group:
   Video                                                       $    23,112        $    22,574
   Other                                                             1,694              2,085
                                                             ---------------    ---------------
   Total Entertainment Technologies Group                           24,806             24,659
Software Technologies Group                                         26,451             13,323
                                                             ---------------    ---------------
                                                               $    51,257        $    37,982
                                                             ===============    ===============


INCOME BEFORE INCOME TAXES:
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ----------------------------------
                                                                  2005               2004
                                                             ---------------    ---------------

Entertainment Technologies Group                              $     15,313        $    16,119
Software Technologies Group                                          9,896              5,913
Other                                                                 (949)              (498)
                                                             ---------------    ---------------
  Segment income                                                    24,260             21,534
General and administrative                                          (8,426)            (5,513)
Amortization of intangibles from acquisitions                       (2,416)              (779)
Amortization of deferred stock-based compensation                       --               (185)
Impairment losses on strategic investments                          (5,822)              (180)
Gains on strategic investments                                          96              1,220
Interest and other income, net                                         937                728
                                                             ---------------    ---------------
                                                              $      8,629        $    16,825
                                                             ===============    ===============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                           ----------------------------------
                                                2005               2004
                                           ---------------    ---------------

United States                                $      29,504      $     21,268
International                                       21,753            16,714
                                           ---------------    ---------------
                                             $      51,257      $     37,982
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

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge ("APJ") decided to proceed with the second interference first. During 2004, the parties each filed their briefs, filed rebuttals to the other party's brief, cross-examined witnesses offered up by the other party and filed various motions and objections during this pre-hearing phase of the interference. On January 6, 2005, following the close of this pre-hearing phase, an oral hearing was conducted. On April 11, 2005, the APJ issued a decision in the second interference that was adverse to the Company. As a result of this decision, the Company may have to forfeit a portion of its United States patent claims. At this time, the Company is considering various options to appeal this decision.

        The first patent interference action is yet to be heard. In the first patent interference case, InterTrust had also brought an inequitable conduct motion against the Company alleging errors during the original prosecution of the `281 patent. The APJ initially dismissed the motion, but then gave InterTrust an opportunity to re-file the motion. In the fourth quarter of 2004, InterTrust re-filed its inequitable conduct motion and the Company filed a rebuttal brief. On December 9, 2004, the parties presented their arguments on the inequitable conduct motion before the APJ. The Company anticipates the APJ will render a decision on the inequitable conduct motion in the second quarter of 2005. The Company believes it has meritorious defenses to the motion asserted against it and intends to vigorously defend against the inequitable conduct motion.

        The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S.

pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the third quarter of 2005. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringed the Company's patented copy protection technology and also violated the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which the Company opposed. On March 23, 2005, 321 Studios was granted leave to withdraw its answer to the complaint, placing it in default and terminating its appeal. The Company has notified various large retailers and other resellers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products. The Company anticipates that the court will enter final judgment against 321 Studios, including a permanent injunction, in the third quarter of 2005. The Company intends to vigorously pursue this action to protect its patented copy protection technology.

BIS ADVANCED SOFTWARE SYSTEMS, LTD. VS. INSTALLSHIELD SOFTWARE CORPORATION ET.
AL.

        On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. The Company acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly relates to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent does not appear to implicate any current core InstallShield products. Further, Red Bend Software has agreed to indemnify InstallShield and defend the suit for Macrovision. The Company is monitoring the progress of the suit and the actions taken by Red Bend on its behalf.

MACROVISION CORPORATION. VS. SSA GLOBAL TECHNOLOGIES, INC., AND BAAN U.S.A.,
INC.

        On February 11, 2005, the Company filed a patent infringement lawsuit against SSA Global et al. The patent involved is United States Patent No. 5,390,297 (the "'297 Patent"), entitled "System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses." The Company disputes the unauthorized use of the patented technology by SSA Global and its affiliate, BAAN U.S.A. and intends to vigorously pursue this action to protect its patent rights.

        As of March 31, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AS FILED WITH THE SEC. THE DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

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

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; VHS cassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet(TM) suite of electronic license management, electronic license delivery, and software asset management products, as well as the recently acquired InstallShield Installer, Update Service, and Admin Studio products.

        The following table provides revenue information by business unit (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                              -----------------------------------
                                                   2005               2004             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------
Entertainment Technologies Group                $    24,806        $    24,659           $ 147                 1%
Software Technologies Group                          26,451             13,323           13,128               99%
                                              ---------------    ----------------    --------------
                                                $    51,257        $    37,982         $ 13,275               35%
                                              ===============    ================    ==============

        The following table provides percentage of revenue information by business unit:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              ------------------------------
                                                  2005             2004
                                              -------------    -------------

 Entertainment Technologies Group                    48%              65%
Software Technologies Group                          52               35
                                              -------------    -------------
                                                    100%             100%
                                              =============    =============

ENTERTAINMENT TECHNOLOGIES GROUP

        Our Entertainment Technologies Group generates revenue from the home video divisions of member companies of the Motion Picture Association of America ("MPAA"), videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies Group also generates revenues from licensing digital pay-per-view ("PPV") and video-on-demand (VOD) content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. We will also receive transaction fees from PPV and VOD systems when they are activated. In addition, our Entertainment Technologies Group generates revenues from customers implementing our CD-ROM copy protection technology on PC games, as well as customers in the music industry who implement our copy technology on compact discs. During the first quarter of 2005, we generated a small amount of revenue from our Hawkeye(TM) P2P anti-piracy service.

        Revenues from our Entertainment Technologies Group were comparable to the prior year's quarter. Revenues from our video content protection technologies represented 45% and 59% of our net revenues during the quarters ended March 31, 2005 and 2004, respectively. The flat revenues in our Entertainment Technologies Group are primarily due to an increase in PPV and VOD revenues, a small decrease in our DVD copy protection revenues, and a decrease in our music copy protection revenues. During the first quarter of 2004, we recognized approximately $2.2 million of revenue from studio DVD volume replicated and copy protected during the fourth quarter of 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. For the first quarter of 2005 we did not recognize any revenue replicated in prior periods.

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

        We believe that total revenues from our Entertainment Technologies Group in the future will not show material growth, until we sign new contracts and generate more business for our new products: CDS-300(TM); Hawkeye and RipGuard DVD(TM).

SOFTWARE TECHNOLOGIES GROUP

        Our software products generate revenue from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies Group increased $13.1 million or 99% in the quarter ended March 31, 2005 as compared with quarter ended March 31, 2004. The increase in our Software Technologies Group revenue is due to the inclusion of $9.4 million of revenues from our InstallShield operations, acquired on July 1, 2004, and increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs. We believe that revenues from our Software Technologies Group will continue to increase in the future in absolute terms.

SEASONALITY OF BUSINESS

        We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in subsequent quarters of the following year. We believe that this trend in our Entertainment Technologies business has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and PC games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In our Software Technologies business, we have found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter. In addition, revenues generally have tended to be lower in the summer months, particularly in Europe.

COSTS AND EXPENSES

        Our cost of revenues in our Entertainment Technologies Group consists primarily of replicator fees and patent related litigation expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy-protected volumes and costs of equipment used to apply our technology. In addition, our cost of revenues in our Software Technologies Group includes software product support costs, direct labor and benefit costs of employees' time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also includes patent defense costs, amortization of licensed technologies and amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

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

        TECHNOLOGY LICENSING REVENUES

        Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators; digital set-top decoder manufacturers; and content owners who utilize our Hawkeye peer-to-peer anti-piracy service is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

        SOFTWARE LICENSING REVENUES

        We sell our software value management solutions through our direct sales force and through resellers. We recognize revenue on our software products in accordance with Statements of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2." We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. We offer resellers the right of return on our packaged products under certain policies and programs. We estimate and record reserves for product returns as an offset to revenue. We consider arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. We assess collectibility based on a number of factors, including the customer's past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

        For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until such time as VSOE of fair value for all undelivered elements is evidenced or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period as our term license agreements are generally one year.

        When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin. For each of the periods ended March 31, 2004 and 2005, we used the completed-contracts method for all such arrangements.

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

VALUATION OF STRATEGIC INVESTMENTS

        As of March 31, 2005 and December 31, 2004, the adjusted cost of our strategic investments totaled $12.4 million and $18.8 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the condensed consolidated balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

        We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded an other-than temporary impairment of $5.8 million on our investment in Digimarc during the three months ended March 31, 2005.

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

        Based on these measurements, $180,000 of other-than-temporary impairment losses from investments in non-public companies were recorded during the quarter ended March 31, 2004. As of

March 31, 2005 and December 31, 2004, our investments in non-public companies had no remaining carrying value.

        During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, we recorded a gain on strategic investments of $1.2 million in the first quarter of 2004. During the quarter ended March 31, 2005, we received additional distributions for our interest in InterActual Technologies, and have recorded a gain on strategic investments of $96,000.

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

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the first quarters of 2005 and 2004, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

        In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2004, we completed our most recent annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the quarters ended March 31, 2005 and 2004, no impairment charges were recorded for long-lived assets.

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

INCOME TAXES

        We account for income taxes using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our condensed consolidated financial statements.

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

        During the quarter ended March 31, 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards. Therefore, the valuation allowance was increased by $358,000 for such deferred tax assets.

RESULTS OF OPERATIONS

        The following table provides information on our results of operations (dollars in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      --------------------------------
                                                           2005              2004           $ CHANGE          % CHANGE
                                                      ---------------    -------------    --------------    -------------
Revenues:
   Licenses                                                  $44,228          $34,823           $ 9,405              27%
   Services                                                    7,029            3,159             3,870             123%
                                                      ---------------    -------------    --------------
                                                              51,257           37,982            13,275              35%
Cost of revenues:
   License fees                                                2,234            1,584               650              41%
   Service fees                                                3,144              721             2,423             336%
   Amortization of intangibles from acquisitions               2,416              779             1,637             210%
                                                      ---------------    -------------    --------------
                                                               7,794            3,084             4,710             153%
                                                      ---------------    -------------    --------------
Gross profit                                                  43,463           34,898             8,565              25%
Operating expenses:
 Research and development                                      8,697            5,587             3,110              56%
 Selling and marketing                                        12,922            8,556             4,366              51%
 General and administrative                                    8,426            5,513             2,913              53%
 Amortization of deferred stock-based compensation                 --              185             (185)           (100)%
                                                      ---------------    -------------    --------------
   Total operating expenses                                   30,045           19,841            10,204              51%
                                                      ---------------    -------------    --------------
      Operating income                                        13,418           15,057           (1,639)            (11)%
Impairment losses on strategic investments                   (5,822)            (180)           (5,642)            3134%
Gains on strategic investments                                    96            1,220           (1,124)            (92)%
Interest and other income, net                                   937              728               209              29%
                                                      ---------------    -------------    --------------
      Income before income taxes                               8,629           16,825           (8,196)            (49)%
Income taxes                                                   3,162            6,057           (2,895)            (48)%
                                                      ---------------    -------------    --------------
      Net income                                             $ 5,467         $ 10,768         $ (5,301)            (49)%
                                                      ===============    =============    ==============

        LICENSE REVENUES. Our license revenues increased $9.4 million or 27% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase is primarily due to the inclusion of InstallShield product revenue, which was acquired on July 1, 2004. Our Entertainment Technologies Group revenues for the first quarter of 2005 were essentially flat compared with the first quarter of 2004. During the quarter ended March 31, 2004, we recognized approximately $2.2 million of revenue from studio DVD volume that was copy protected and replicated during the fourth quarter of 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. During the quarter ended March 31, 2005, we did not recognize any revenue replicated in prior periods.

        SERVICE REVENUES. Our service revenues for the quarter ended March 31, 2005 increased $3.9 million or 123% from the quarter ended March 31, 2004. The increase is primarily due to the inclusion of InstallShield maintenance and consulting services. To a lesser extent, the increase is also due to higher maintenance revenue from FLEXnet Publisher products as the customer base continues to grow.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues were 5% for the quarter ended March 31, 2005. This was consistent with the quarter ended March 31, 2004. Cost of revenue increased $650,000 from the quarter ended March 31, 2004 to the quarter ended March 31, 2005. The increase is primarily due to higher patent defense costs, partially offset by a decrease in replicator fees. Cost of revenues includes items such as product costs and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 23% for the three months ended March 31, 2004 to 45% for the three months ended March 31, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increases are also due to higher costs associated with the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles increased $1.6 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase is primarily due to the amortization of intangibles from the acquisition of InstallShield in July 2004.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $3.1 million or 56% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. The increases are also due to increased research and development activities for our video content technology, music technology, peer-to-peer anti-piracy and software value management products resulting in higher costs. Research and development expenses increased as a percentage of net revenues from 15% in the three months ended March 31, 2004 to 17% in the three months ended March 31, 2005. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity to support customer/market demand for new technologies from our Entertainment Technologies Group and Software Technologies Group.

        SELLING AND MARKETING. Selling and marketing expenses increased by $4.4 million or 51% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increase is due to increased business development activities for our entertainment and software technologies products. Selling and marketing expenses increased as a percentage of revenues from 23% in the three months ended March 31, 2004 to 25% for the three months ended March 31, 2005. Selling and marketing expenses are expected to increase in absolute terms as we continue to expand our efforts to increase our market share and grow our business.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.9 million or 53% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increases are primarily due to costs incurred for compliance with the Sarbanes-Oxley Act of 2002. To a lesser extent, the increase is also due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. General and administrative expenses increased as a percentage of revenues from 15% in the three months ended March 31, 2004 to 16% in the three months ended March 31, 2005. We expect our general and administrative expenses to increase in absolute terms as we continue to support the expansion of our business, to integrate the administrative and systems infrastructure between InstallShield and Macrovision, and to comply with the requirements of the Sarbanes-Oxley Act of 2002. We intend to reduce this expense as a percentage of revenue over time.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $185,000 from the three months ended March 31, 2004 to the three months ended March 31, 2005. The decreases are due to the completion of the vesting schedule for such stock options. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

        IMPAIRMENT LOSSES ON STRATEGIC INVESTMENTS. For the three months ended March 31, 2005, we recorded $5.8 million in charges relating to an other-than-temporary impairment in our investment in Digimarc. For the three months ended March 31, 2004, we recorded $180,000 in charges relating to other-than-temporary impairments in our investment in iVast.

        GAINS ON STRATEGIC INVESTMENTS. For the three months ended March 31, 2004, we received $1.2 million in cash for our interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the three months ended March 31, 2004, we recorded a gain on strategic investments of $1.2 million. During the three months ended March 31, 2005, we recorded an additional gain of $96,000 for our investment in InterActual Technologies.

        INTEREST AND OTHER INCOME, NET. Interest and other income increased $209,000 or 29% from the three months ended March 31, 2004 to the three months ended March 31, 2005. This increase is primarily due to higher interest rates.

        INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes at effective rates of 37% and 36% for the three months ended March 31, 2005 and 2004, respectively. The change in effective tax rates from 2004 to 2005 is primarily due to the change in tax jurisdictions where our income was earned and the increase in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $15.1 million and $10.2 million for the three months ended March 31, 2005 and 2004, respectively. This reflects an increase of $4.9 million from the three months ended March 31, 2004 to the three months ended March 31, 2005, primarily due to stronger cash collections during the first quarter of 2005.

        Investing activities (used) provided net cash of $(10.2) million and $22.4 million for the three months ended March 31, 2005 and 2004, respectively. Cash flow from investing activities decreased $32.6 million from the three months March 31, 2004 to the three months ended March 31, 2005, primarily due to an increase in net purchases of long and short-term investments. The increase in net purchases of long and short-term investments is due to the investment of excess cash on hand. We made capital expenditures of $1.1 million and $806,000 during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures are primarily for computer equipment, leasehold improvements and furniture and fixtures for additional office space.

        Net cash provided by financing activities was $3.8 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases. In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any treasury stock during the three months ended March 31, 2005 and 2004.

        At March 31, 2005, we had $113.7 million in cash and cash equivalents, $122.4 million in short-term investments and $29.0 million in long-term marketable investment securities, which includes $12.4 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next three quarters will not exceed $9.0 million. We also have future minimum lease payments of approximately $49.3 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

        We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

        In November 2002, we acquired the assets and operations of Midbar Tech
(1998) for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During the three months ended March 31, 2005 and 2004, we paid $497,000 and $723,000, respectively, of such contingent consideration in cash relating to revenues generated in 2003. The final contingent consideration payment was made during the quarter ended March 31, 2005.

        In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. We also assumed certain liabilities as part of the acquisition. An additional contingent payment of up to $20.0 million may be required to be made based on post-acquisition revenue performance through June 30, 2005. Any additional contingent consideration would be required to be paid in the third quarter of 2005.

        Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

        We signed agreements that extended the lease for our corporate headquarters for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. We have recorded rent expense on a straight-line basis based on contractual minimum lease payments from January 2005 through January 2017. We occupied the new office space in April 2005. Our aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of March 31, 2005 were as follows (in thousands):

                                                    Operating
                                                      Leases
                                                   ------------
                Remainder of 2005                       $3,999
                2006                                     5,306
                2007                                     5,478
                2008                                     5,610
                2009                                     4,895
                2010 and thereafter                     24,035
                                                   ------------
                Total                                $  49,323
                                                   ============


RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We adopted the disclosure requirements under EITF 03-1 in 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees." SFAS 123R requires us to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, we will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC changed the effective date of FAS 123R from the first interim period or fiscal year beginning after June 15, 2005 to the first annual fiscal period beginning after June 15, 2005. Therefore, we are required to implement the standard no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods: (1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        We are currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

        In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. We are in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. However, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. Based on our preliminary analysis as of December 31, 2004, the range of possible amounts that is considered for repatriation under this provision is between zero and $30 million. The related potential range of income tax is between zero and approximately $2 million. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

        FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities $265.2 million as of March 31, 2005. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $316,000 decrease (approximately 0.2%) in the fair value of our fixed income available-for-sale securities as of March 31, 2005. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

        FOREIGN EXCHANGE RATES. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Our subsidiaries in the United Kingdom, Japan operate in their local currency, which mitigates a portion of the exposure related to the respective currency royalties collected.

        STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $12.4 million and $18.8 million, represented 3% and 4% of our total assets as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of March 31, 2005. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the three months ended March 31, 2005 and 2004, we charged $5.8 million and $180,000, respectively, of impairments that were other-than-temporary to operations.

ITEM 4.  CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods and guidelines specified in the SEC's rules and forms.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge ("APJ") decided to proceed with the second interference first. During 2004, the parties each filed their briefs, filed rebuttals to the other party's brief, cross-examined witnesses offered up by the other party and filed various motions and objections during this pre-hearing phase of the interference. On January 6, 2005, following the close of this pre-hearing phase, an oral hearing was conducted. On April 11, 2005, the APJ issued a decision in the second interference that was adverse to Macrovision. As a result of this decision, Macrovision may have to forfeit a portion of its United States patent claims. At this time, we are considering various options to appeal this decision.

        The first patent interference action is yet to be heard. In the first patent interference case, InterTrust had also brought an inequitable conduct motion against us alleging errors during the original prosecution of the `281 patent. The APJ initially dismissed the motion, but then gave InterTrust an opportunity to re-file the motion. In the fourth quarter of 2004, InterTrust re-filed its inequitable conduct motion and we filed a rebuttal brief. On December 9, 2004, the parties presented their arguments on the inequitable conduct motion before the APJ. We anticipate the APJ will render a decision on the inequitable conduct motion in the second quarter of 2005. We believe we have meritorious defenses to the motion asserted against us and intend to vigorously defend against the inequitable conduct motion.

        We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the third quarter of 2005. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

MACROVISION VS. 321 STUDIOS LLC

         On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, we were granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which we opposed. On March 23, 2005, 321 Studios was granted leave to withdraw its answer to the complaint, placing it in default and terminating its appeal. We have notified various large retailers and other resellers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products. We anticipate that the court will enter final judgment against 321 Studios, including a permanent injunction, in the third quarter of 2005. We intend to vigorously pursue this action to protect our patented copy protection technology.

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

MACROVISION CORPORATION. VS. SSA GLOBAL TECHNOLOGIES, INC., AND BAAN U.S.A.,
INC.

        On February 11, 2005, Macrovision filed a patent infringement lawsuit against SSA Global et al. The patent involved is United States Patent No. 5,390,297 (the "'297 Patent"), entitled "System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses." Macrovision disputes the unauthorized use of the patented technology by SSA Global and its affiliate, BAAN U.S.A. Inc. and intends to vigorously pursue this action to protect our patent rights.

        As of March 31, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

        From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Securities

        The table below sets forth the information with respect to purchases of our common stock made by or on behalf of us during the quarter ended March 31, 2005.


                                                                                                         Total Number of
                                                                                                    Shares Purchased as Part
                                             Total Number of                                          of Publicly Announced
                  Period                    Shares Purchased          Price Paid Per Share            Plans or Programs (3)
     ----------------------------------    --------------------    ----------------------------    ----------------------------
     January 1-31, 2005
         Repurchase Program (1)                     --                           --                               --
         Employee transactions (2)                2,074                      $ 23.71                             N/A
     February 1-28, 2005
         Repurchase Program (1)                     --                           --                               --
         Employee transactions (2)                  --                           --                              N/A
     March 1-31, 2005
         Repurchase Program (1)                     --                           --                               --
         Employee transactions (2)                  --                           --                              N/A
                                           --------------------                                    ----------------------------
     Total
         Repurchase Program (1)                     --                           --                               --
         Employee transactions (2)                2,074                      $ 23.71                             N/A

(1) Our board of directors authorized the repurchase of 5 million shares of common stock in May 2002. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. In 2002, we repurchased 3 million shares of common stock under this program. No other repurchases have been done under this program to date.

(2) Includes shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company's equity incentive plan) in satisfaction of the exercise price of such options. The Company's equity incentive plan provides that the value of the shares delivered or attested to, or withheld, shall be fair market closing value of the Company's common stock on the date the relevant transaction occurs. The shares repurchased are retired and recorded as reductions against common stock and additional paid in capital.

(3) Share purchases under publicly announced programs are made pursuant to open market purchases at prevailing market prices, through block trades or otherwise, or in privately negotiated transactions as market conditions warrant and at prices the Company deems appropriate in the discretion of our management.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                             Exhibit
-------------   ----------------------------------------------------------------
31.01           Certification of the Chief Executive Officer pursuant to
                Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:



Date:      May 10, 2005              By: /s/ William A. Krepick
       --------------------              ---------------------------------------
                                         William A. Krepick
                                         President and Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:      May 10, 2005              By: /s/ George M. Monk
       --------------------              ---------------------------------------
                                         George M. Monk
                                         Acting Chief Financial Officer