Form 10-Q
period 2005-06-30
MACROVISION CORP
filed 2005-08-09
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding as of August 1, 2005
    Common stock, $0.001 par value                     50,599,519

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2005
              and December 31, 2004                                            1

          Condensed Consolidated Statements of Income
              for the Three and Six Months Ended June 30, 2005 and 2004        2

          Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2005 and 2004                  3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          34

Item 4.   Controls and Procedures                                             35

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   36

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         37

Item 3.   Defaults Upon Senior Securities                                     37

Item 4.   Submission of Matters to a Vote of Security Holders                 38

Item 5.   Other Information                                                   38

Item 6.   Exhibits                                                            39

Signatures                                                                    40


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                          JUNE 30,               DECEMBER 31,
                                                                            2005                     2004
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    132,427             $   104,957
   Restricted cash                                                                  --                     859
   Short-term investments                                                      114,487                 101,299
   Accounts receivable, net of allowance for doubtful accounts of
     $3,027 and $2,705, respectively                                            34,848                  41,468
   Income taxes receivable                                                       1,705                   1,705
   Deferred tax assets                                                           6,400                   6,368
   Prepaid expenses and other current assets                                     6,265                   4,570
                                                                     --------------------     -------------------
          Total current assets                                                 296,132                 261,226
Long-term marketable investment securities                                      21,377                  47,414
Property and equipment, net                                                     11,507                   9,295
Goodwill                                                                        81,519                  74,529
Other intangibles from acquisitions, net                                        29,629                  31,185
Deferred tax assets                                                             18,682                  17,151
Patents and other assets                                                        11,190                  11,673
                                                                     --------------------     -------------------
                                                                          $    470,036             $   452,473
                                                                     ====================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      3,702             $     5,907
   Accrued expenses                                                             33,454                  32,639
   Deferred revenue                                                             19,516                  14,604
                                                                     --------------------     -------------------
          Total current liabilities                                             56,672                  53,150
Other non current liabilities                                                    1,354                     979
                                                                     --------------------     -------------------
          Total liabilities                                                     58,026                  54,129
Stockholders' equity:
   Common stock                                                                     53                      53
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  318,519                 311,643
   Accumulated other comprehensive income                                        4,363                   9,109
   Retained earnings                                                           127,525                 115,989
                                                                     --------------------     -------------------
          Total stockholders' equity                                           412,010                 398,344
                                                                     --------------------     -------------------
                                                                          $    470,036             $   452,473
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


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                         ------------------------------------  ------------------------------------

                                                               2005               2004               2005               2004
                                                         -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                    $  36,104          $  32,008          $  80,221          $  66,831
   Services                                                        8,310              3,662             15,450              6,821
                                                         -----------------  -----------------  -----------------  -----------------
        Total revenues                                            44,414             35,670             95,671             73,652
Cost of revenues:
   License fees                                                    1,333              1,445              2,994              3,029
   Service fees                                                    3,666              1,018              7,383              1,739
   Amortization of intangibles from acquisitions                   2,466                777              4,882              1,556
                                                         -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                     7,465              3,240             15,259              6,324
                                                         -----------------  -----------------  -----------------  -----------------
Gross profit                                                      36,949             32,430             80,412             67,328
Operating expenses:
   Research and development                                        7,925              5,708             16,622             11,295
   Selling and marketing                                          13,027              8,770             25,948             17,326
   General and administrative                                      7,461              5,120             15,888             10,633
   Amortization of deferred stock-based compensation                  --                 --                 --                185
                                                         -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                  28,413             19,598             58,458             39,439
                                                         -----------------  -----------------  -----------------  -----------------
        Operating income                                           8,536             12,832             21,954             27,889
   Impairment losses on investments                                   --                 --             (5,822)              (180)
   Gains on strategic investments                                     --                 --                 96              1,220
   Interest and other income, net                                    974                985              1,911              1,713
                                                         -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                 9,510             13,817             18,139             30,642
   Income taxes                                                    3,440              4,974              6,603             11,031
                                                         -----------------  -----------------  -----------------  -----------------
        Net income                                             $   6,070          $   8,843          $  11,536          $  19,611
                                                         =================  =================  =================  =================

Basic net earnings per share                                   $    0.12          $    0.18          $    0.23          $    0.40
                                                         =================  =================  =================  =================
Shares used in computing basic net earnings per share             50,502             49,357             50,426             49,301
                                                         =================  =================  =================  =================

Diluted net earnings per share                                 $    0.12          $    0.18          $    0.22          $    0.39
                                                         =================  =================  =================  =================
Shares used in computing diluted net earnings per share           51,263             50,411             51,298             50,311
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


                                      MACROVISION CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30
                                                                       --------------------------------------------
                                                                               2005                    2004
                                                                       --------------------    --------------------
Cash flows from operating activities:
Net income                                                                   $    11,536             $    19,611
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                 3,034                   1,932
     Amortization of intangibles from acquisitions                                 4,882                   1,556
     Amortization of deferred stock-based compensation                                --                     185
     Tax benefit from stock options exercises                                      1,147                   1,002
     Impairment losses on strategic investments                                    5,822                     180
     Gains on strategic investments                                                  (96)                 (1,220)
     Deferred tax expense                                                            358                      --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                    6,941                   7,969
       Deferred revenue                                                            4,365                   1,980
       Other assets                                                               (2,121)                 (2,957)
       Other liabilities                                                          (3,942)                  1,865
                                                                       --------------------    --------------------
          Net cash provided by operating activities                               31,926                  32,103
Cash flows from investing activities:
     Purchases of long and short-term investments                               (117,534)               (193,477)
     Sales or maturities of long and short-term investments                      122,563                 272,490
     Acquisition of property and equipment                                        (4,543)                 (2,181)
     Payments for patents                                                           (862)                   (624)
     Proceeds from sale of strategic investments                                      96                   1,220
     Contingent consideration for Midbar acquisition                                (497)                   (723)
     Decrease in restricted cash                                                     859                      --
     Acquisition of Zero G, net of cash acquired                                  (9,558)                     --
                                                                       --------------------    --------------------
       Net cash (used in) provided by investing activities                        (9,476)                 76,705
Cash flows from financing activities:
     Proceeds from issuance of common stock from options and stock
       purchase plans                                                              5,729                   3,595
                                                                       --------------------    --------------------
     Net cash provided by financing activities                                     5,729                   3,595
Effect of exchange rate changes on cash and cash equivalents                        (709)                     29
                                                                       --------------------    --------------------
Net increase in cash and cash equivalents                                         27,470                 112,432
Cash and cash equivalents at beginning of period                                 104,957                  27,918
                                                                       ====================    ====================
Cash and cash equivalents at end of period                                   $   132,427           $     140,350
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

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                   ------------------------------   ------------------------------
                                                                        2005             2004            2005            2004
                                                                   --------------   -------------   --------------  --------------
Net income, as reported                                            $    6,070       $    8,843      $   11,536      $   19,611
Add: stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                              --               --              --             111
Deduct: total stock-based employee
   compensation expenses determined under
   fair-value-based method for all rewards,
   net of related tax effects                                          (3,644)          (2,972)         (6,496)         (4,935)
                                                                   --------------   -------------   --------------  --------------
Net income, pro forma                                              $    2,426       $    5,871      $    5,040      $   14,787
                                                                   ==============   =============   ==============  ==============


Basic net earnings per share                 As reported           $     0.12       $     0.18      $     0.23      $     0.40
                                             Adjusted pro forma    $     0.05       $     0.12      $     0.10      $     0.30

Diluted net earnings per share               As reported           $     0.12       $     0.18      $     0.22      $     0.39
                                             Adjusted pro forma    $     0.05       $     0.12      $     0.10      $     0.29

        In most cases, options vest over three years and new options are generally granted two times each year. Because of these factors, the pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 for the year ending December 31, 2005, in future years or in any future interim period.

        The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                  --------------------------------  ---------------------------------
                                                       2005             2004             2005              2004
                                                  ---------------   --------------  ---------------   ---------------
OPTION PLANS:
Dividends                                               None             None             None              None
Expected term                                        2.35 years       2.09 years        2.35 years       2.54 years
Risk free interest rate                                 3.64%            2.32%            3.59%             1.82%
Volatility rate                                         58.8%            72.7%            59.3%             73.4%

ESPP PLAN:
Dividends                                               None             None             None              None
Expected term                                        1.48 years       1.69 years       1.30 years       1.59 years
Risk free interest rate                                 2.46%            2.10%            2.37%             2.23%
Volatility rate                                         67.8%            74.2%            68.4%             74.2%

        The calculated weighted average fair value, based upon the above assumptions, of options granted during the three months ended June 30, 2005 and 2004 were $8.43 and $8.25, respectively. The calculated weighted average fair value, based upon the above assumptions, of an ESPP purchase share right granted during the three months ended June 30, 2005 and 2004 were $10.43 and $8.16, respectively.

        The calculated weighted average fair value, based upon the above assumptions, of options granted during the six months ended June 30, 2005 and 2004 were $8.51 and $8.47, respectively. The calculated weighted average fair value, based upon the above assumptions, of an ESPP purchase share right granted during the six months ended June 30, 2005 and 2004 were $9.70 and $7.86, respectively.

NOTE 3 - BUSINESS COMBINATION AND ASSET PURCHASES

        ZERO G SOFTWARE, INC.

        During June 2005, the Company acquired Zero G Software, Inc. ("Zero G"), a privately-held company based in San Francisco, for approximately $10.6 million of which $9.9 million was paid in cash. The remaining $0.7 million will be paid in cash as Zero G shareholders surrender the balance of their stock. Zero G is a provider of software deployment and delivery solutions for multi-platform operating system environments. The acquisition increases the Company's market for software value management solutions, adds innovative technology and enhances multi-platform products. Zero G is being integrated into the Company's Software Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of Zero G since June 9, 2005, the effective date of the acquisition.

        The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                               AS OF JUNE 9, 2005
                                           ----------------------------

Cash and cash equivalents                         $         351
Accounts receivable                                         491
Deferred tax assets                                       1,125
Other assets                                                 80
                                           ----------------------------
  Total tangible assets acquired                          2,047
                                           ----------------------------

Accounts payable                                           (721)
Deferred revenue                                           (590)
Accrued liabilities                                      (1,874)
Payable to stockholders                                    (661)
Notes payable                                              (696)
                                           ----------------------------
  Total liabilities assumed                              (4,542)
                                           ----------------------------
Net liabilities assumed                           $      (2,495)
                                           ============================

        The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Zero G (in thousands):

                                                         AS OF JUNE 9, 2005
                                                     ---------------------------

Cash paid                                                      $    9,909
Net liabilities assumed                                             2,495
                                                     ---------------------------
  Total goodwill and intangible assets acquired                 $  12,404
                                                     ===========================



                                                       AMORTIZATION PERIOD
   INTANGIBLE ASSET                   $                      IN YEARS
--------------------------    ----------------       -----------------------

Existing technology              $  2,000                     4 - 5
Core technology                       600                       5
Trade Name/Trademarks                 200                       5
Customer Relationships                700                       5
Goodwill                            8,904                 Not Applicable
                              ----------------
Total                            $ 12,404
                              ================

        The weighted average amortization period for amortizable Zero G intangible assets is 4.7 years.

        INSTALLSHIELD SOFTWARE CORPORATION

        In July 2004, the Company acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. The Company also assumed certain liabilities as part of the acquisition. Under the acquisition agreement, an additional contingent payment of up to $20.0 million may have been required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company has concluded that no additional payment is required under the terms of the acquisition agreement.InstallShield is a leading provider of software installation tools. The acquisition of InstallShield expands the Company's product portfolio in the Software value management category and enables the Company to reach InstallShield's large software developer customer base. InstallShield has been integrated into the Company's Software Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of InstallShield since July 1, 2004, the effective date of the acquisition.

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
                                           ============================

        As of December 31, 2004, $859,000 of cash was restricted, primarily relating to certain liabilities assumed as part of the acquisition of InstallShield. This amount was released and paid during the first quarter of 2005.

        The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of InstallShield (in thousands):

                                                       AS OF JULY 1, 2004
                                                    -------------------------

Cash paid                                                 $    77,089
Net liabilities assumed                                           992
                                                    -------------------------
  Total goodwill and intangible assets acquired           $    78,081
                                                    =========================


                                                       AMORTIZATION PERIOD
   INTANGIBLE ASSET                   $                      IN YEARS
--------------------------    ----------------       -----------------------

Existing technology               $  20,100                      4
In-process technology                 5,400                     --
Maintenance agreements                  200                      3
Distribution agreements               2,000                      6
Trade Name/Trademarks                 6,500                      6
Goodwill                             43,881                Not Applicable
                              ----------------
Total                             $  78,081
                              ================

        The weighted average amortization period for amortizable InstallShield intangible assets is 4.6 years. The in-process technology of $5.4 million has been charged to operations during the three and nine months ended September 30, 2004.

        MIDBAR TECH (1998)

        In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) for approximately $17.8 million in cash and related acquisition costs. In addition, the Company was subject to additional consideration due based on a percentage of revenues derived from sales of music technology products through December 31, 2004. During the six months ended June 30, 2004, the Company paid $723,000 of such contingent consideration in cash relating to revenues generated in the second half of 2003. The final contingent consideration payment of $497,000 was made during the first quarter of 2005.

        The following table summarizes the Company's goodwill from acquisitions as of June 30, 2005 (in thousands):


Goodwill, net at January 1, 2005                               $ 74,529
   Acquisition of Zero G                                          8,904
   Midbar escrow release                                           (125)
   Changes due to foreign currency exchange rates                (1,789)
                                                        ----------------------
Goodwill, net at June 30, 2005                                 $ 81,519
                                                        ======================


NOTE 4 - STRATEGIC INVESTMENTS

        As of June 30, 2005 and December 31, 2004, the adjusted cost of the Company's strategic investments totaled $11.0 million and $18.8 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as "Long-term marketable investment securities" and "Other assets," respectively.

        As of June 30, 2005, the adjusted cost of the Company's strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of June 30, 2005. The Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges are recorded when it has been determined that an other-than-temporary impairment has occurred.

        For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the first quarter of 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. During the quarter ended June 30, 2005, there were no other-than temporary impairment losses on strategic investments in public companies.

        For equity investments in non-public companies for which there is no market where their value is readily determinable, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, an impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 of other-than-temporary impairment losses relating to the balance of its investment in iVast during the first quarter of 2004. As of June 30, 2005 and December 31, 2004, the Company's strategic investments in non public companies had no remaining carrying value.

        The Company received $1.2 million in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, the Company recorded a gain on strategic investments of $1.2 million. During the first quarter of 2005, the Company received a final distribution for its interest in InterActual Technologies, and has recorded a gain on strategic investments of $96,000.


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

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                --------------------------------    --------------------------------
                                                    2005              2004              2005               2004
                                                --------------    --------------    --------------    --------------
Basic net EPS - weighted average number of
   common shares outstanding                           50,502            49,357            50,426            49,301
Effect of dilutive potential common shares -
   stock options outstanding                              761             1,054               872             1,010
                                                --------------    --------------    --------------    --------------
Diluted net EPS - weighted average number of
   common shares and potential common shares
   outstanding                                         51,263            50,411            51,298            50,311
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           4,800             2,394             3,553             2,448
                                                ==============    ==============    ==============    ==============

Weighted average exercise price of
   anti-dilutive shares                              $  27.22          $  33.26          $  29.25          $  34.02
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

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107"). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123(R). In particular, the statement includes guidance related to SBP awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123(R).

        In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. Based on the Company's preliminary analysis as of December 31, 2004, the range of possible amounts that is considered for repatriation under this provision is between zero and $30 million, and the related potential range of income tax is between zero and approximately $2 million. The Company expects to determine the amounts and sources of foreign earnings to be repatriated by December 2005.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of Accounting Principles Board Opinion ("APB") No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


NOTE 7 - COMPREHENSIVE INCOME

        The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                               ---------------------------------    --------------------------------
                                                   2005               2004              2005               2004
                                               --------------     --------------    --------------    --------------
Net income                                       $    6,070         $    8,843        $   11,536        $   19,611
Other comprehensive income:
   Unrealized gains on investments                     (772)               826            (1,202)              766
   Foreign currency translation adjustments          (2,502)              (577)           (3,544)             (254)
                                               --------------     --------------    --------------    --------------
Comprehensive income                             $    2,796         $    9,092        $    6,790        $   20,123
                                               ==============     ==============    ==============    ==============

NOTE 8 - INCOME TAXES

         The Company accounts for income taxes using the asset and liability method. The Company recorded income tax expense of $3.4 million and $6.6 million for the three and six months ended June 30, 2005. During the first quarter of 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards; therefore, the valuation allowance was increased by $358,000 for such deferred tax assets. There were no adjustments to the valuation allowance during the second quarter of 2005. As of June 30, 2005, deferred tax assets net of valuation allowances, totaled $25.1 million.

        In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance as of June 30, 2005.

        On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings, as defined in the AJCA, at an effective tax cost of 5.25 percent federal tax rate on the repatriated earnings. State, local and foreign taxes could apply as well. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's chief executive officer and approved by the Company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must also be met. Based on preliminary analysis as of December 31, 2004, the range of possible amounts that the Company is considering for repatriation under this provision is between zero and $30 million, and the related potential range of income tax is between zero and approximately $2 million. The Company expects to be in a position to finalize the analysis by December 2005.

NOTE 9 - LEASE COMMITMENTS

        In December 2004, the Company signed agreements that extended the lease for its corporate headquarters for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. The Company has recorded rent expense on a straight-line basis based on contractual lease payments from January 2005 through January 2017. The Company occupied the new office space in April 2005. The Company's aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of June 30, 2005 were as follows (in thousands):

                                                        Operating
                                                         Leases
                                                       ------------
        Remainder of 2005                                $   2,677
        2006                                                 5,455
        2007                                                 5,818
        2008                                                 5,975
        2009                                                 4,957
        2010 and thereafter                                 23,650
                                                       ------------

        Total                                            $  48,532
                                                       ============

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; VHS cassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, and Admin Studio products, as well as the recently acquired InstallAnywhere and SolutionArchitect Products.

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

REVENUES:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                   2005              2004               2005               2004
                                              ---------------   ---------------    ---------------    --------------
Entertainment Technologies Group                $    22,142       $    23,663        $    46,948        $   48,322
Software Technologies Group                          22,272            12,007             48,723            25,330
                                              ---------------   ---------------    ---------------    --------------
                                                $    44,414       $    35,670        $    95,671        $   73,652
                                              ===============   ===============    ===============    ==============

INCOME BEFORE INCOME TAXES:
                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                   2005              2004               2005               2004
                                              ---------------   ---------------    ---------------    --------------

Entertainment Technologies Group                $    13,091       $    15,670        $    28,404        $   31,791
Software Technologies Group                           6,207             3,707             16,103             9,619
Other                                                  (835)             (648)            (1,783)           (1,147)
                                              ---------------   ---------------    ---------------    --------------
  Segment income                                     18,463            18,729             42,724            40,263
General and administrative                           (7,461)           (5,120)           (15,888)          (10,633)
Amortization of intangibles from acquisitions        (2,466)             (777)            (4,882)           (1,556)
Amortization of deferred stock-based
   compensation                                          --                --                 --              (185)
Impairment losses on investments                         --                --             (5,822)             (180)
Gains on strategic investments                           --                --                 96             1,220
Interest and other income, net                          974               985              1,911             1,713
                                              ---------------   ---------------    ---------------    --------------
                                                $     9,510       $    13,817        $    18,139        $   30,642
                                              ===============   ===============    ===============    ==============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                              ---------------------------------    ---------------------------------
                                                   2005              2004               2005               2004
                                              ---------------   ---------------    ---------------    --------------
United States                                   $    24,234       $    20,171        $    53,739        $   41,439
International                                        20,180            15,499             41,932            32,213
                                              ---------------   ---------------    ---------------    --------------
                                                $    44,414       $    35,670        $    95,671        $   73,652
                                              ===============   ===============    ===============    ==============

        Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.


NOTE 11 - CONTINGENCIES

        The Company is involved in legal proceedings related to some of its intellectual property rights.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

        The Company received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between its U.S. Patent No. 5,845,281 (the "`281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents of InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with any of the Company's existing businesses.

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

        In the first patent interference, a hearing on the priority phase of the interference is scheduled for September 1, 2005. In the first patent interference case, InterTrust also brought an inequitable conduct motion against the Company alleging errors were committed during the original prosecution of the `281 patent. The APJ is anticipated to render a decision on the inequitable conduct motion in the fourth quarter of 2005. The Company believes it has meritorious defenses to the motion asserted against it and intends to vigorously defend against the inequitable conduct motion.

        The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the fourth quarter of 2005. These international cases have the benefit of a February 1, 1995 priority date and broad patent claim coverage.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes its patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software. On June 4, 2004, 321 Studios filed a notice of interlocutory appeal, which the Company opposed. On March 23, 2005, 321 Studios was granted leave to withdraw its answer to the complaint, placing it in default and terminating its appeal. The Company has notified various large retailers and other resellers of 321 Studios' products of the issuance of the preliminary injunction and requested removal of 321 Studios' products enjoined by the preliminary injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products. The Company anticipates that the court will enter final judgment against 321 Studios, including a permanent injunction, in the third quarter of 2005.

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

MACROVISION CORPORATION. VS. SIMA PRODUCTS CORPORATION, AND INTERBURN ENTERPRISES, INC.

        On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company's patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are United States Patent No. 4,631,603 entitled "Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof," and U.S. Patent No. 4,819,098 entitled "Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings." Macrovision alleges the unauthorized use of the patented technology by Sima and Interburn and intends to vigorously pursue this action to protect its patent rights.

        As of June 30, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

        From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

NOTE 12 - SUBSEQUENT EVENT

        In July 2005, the Company acquired Trymedia Systems, Inc., a privately-held company based in San Francisco and Spain, for approximately $34.0 million in cash. Trymedia is a provider of in secure digital distribution services and is the operator of the world's largest distribution network for downloadable games. The Company intends to integrate Trymedia into the Company's Entertainment Technologies Group. This acquisition will expand the Company's games solution set by providing an online game distribution and promotion offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AS FILED WITH THE SEC. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "INTEND," OR "CONTINUE," AND SIMILAR EXPRESSIONS. THESE STATEMENTS ARE ONLY PREDICTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004. WE SPECIFICALLY DISCLAIM ANY OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

        Macrovision Corporation, a Delaware corporation founded in 1983, provides digital product value management offerings to entertainment content owners, software publishers, and their customers. Our customers include major Hollywood studios, independent video producers, hardware and software vendors, music labels, consumer electronic, PC and digital set-top box manufacturers; digital PPV and VOD network operators and enterprise IT organizations. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

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

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; VHS cassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet(TM) suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, and Admin Studio products, as well as the recently acquired InstallAnywhere and SolutionArchitect products.

        The following table provides revenue information by business unit (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                              -----------------------------------
                                                   2005               2004             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------
Entertainment Technologies Group                 $   22,142         $   23,663         $   (1,521)            (6.4)%
Software Technologies Group                          22,272             12,007             10,265             85.5
                                              ---------------    ----------------    --------------
                                                 $   44,414         $   35,670         $    8,744             24.5
                                              ===============    ================    ==============


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                              -----------------------------------
                                                   2005               2004             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------

Entertainment Technologies Group                $    46,948        $    48,322         $   (1,374)            (2.8)%
Software Technologies Group                          48,723             25,330             23,393             92.4
                                              ---------------    ----------------    --------------
                                                $    95,671        $    73,652         $   22,019             29.9
                                              ===============    ================    ==============

        The following table provides percentage of revenue information by business unit:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                              ------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                              -------------    -------------    -------------    -------------
Entertainment Technologies Group                    49.9%            66.3%            49.1%            65.6%
Software Technologies Group                         50.1             33.7             50.9             34.4
                                              -------------    -------------    -------------    -------------
                                                   100.0%           100.0%           100.0%           100.0%
                                              =============    =============    =============    =============

ENTERTAINMENT TECHNOLOGIES GROUP

        Our Entertainment Technologies Group generates revenue from licensing content value management solutions to the home video divisions of member companies of the Motion Picture Association of America ("MPAA"), videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies Group also generates revenues from licensing digital pay-per-view ("PPV") and video-on-demand ("VOD") content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We receive one-time and annual license fees from set-top box, DVD, and personal video recorder manufacturers. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies Group generates revenues from customers implementing our CD-ROM copy protection technology on PC games, as well as customers in the music industry who implement our copy protection technology on compact discs. During the first half of 2005, we generated a small amount of revenue from our Hawkeye(TM) P2P anti-piracy service. In July 2005, we acquired the operations and certain assets of Trymedia Systems, a provider of in secure digital distribution services and the operator of the world's largest distribution network for downloadable games. We will integrate Trymedia into our Entertainment Technologies Group. This acquisition will expand our games solution set by providing an online game distribution and promotion offering.

        Revenues from our Entertainment Technologies Group were comparable to the prior year's quarter. Revenues from our video content protection technologies represented 46% and 61% of our net revenues during the quarters ended June 30, 2005 and 2004, respectively and 45% and 60% of our net revenues for the six months ended June 30, 2005 and 2004. DVD revenue decreased due to continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. The decrease in DVD revenue was partially offset by the increase in PPV and VOD royalty revenue.

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

        We believe that, as a result of our acquisition of Trymedia in July 2005, and as we sign new contracts and generate more business for our new products: CDS-300(TM); Hawkeye and RipGuard DVD(TM), future revenues from our Entertainment Technologies Group will increase in absolute terms, but may vary as a percentage of our total revenues.

SOFTWARE TECHNOLOGIES GROUP

        Our software products generate revenue from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies Group increased $10.3 million or 86% in the quarter ended June 30, 2005 as compared with quarter ended June 30, 2004 and $23.4 million or 92% for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. The increase from the prior year periods in our Software Technologies Group revenue is due primarily to the inclusion of revenues from our InstallShield operations, acquired on July 1, 2004. For the six month period, the increase was also due to increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs. Software technologies revenue includes revenues from Zero G since our acquisition of it on June 9, 2005. We believe that revenues from our Software Technologies Group will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

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

COSTS AND EXPENSES

        Our cost of revenues in our Entertainment Technologies Group consists primarily of replicator fees, patent related litigation expense, and Hawkeye service costs. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy-protected volumes and costs of equipment used to apply our technology. In addition, our cost of revenues in our Software Technologies Group includes software product support costs, direct labor and benefit costs of employees' time spent on billable consulting or training, the cost of producing and shipping CDs containing our software, and certain license fees paid to third parties. Cost of revenues also includes patent defense costs, amortization of licensed technologies and amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

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

        TECHNOLOGY LICENSING REVENUES

        Technology licensing revenue, which applies principally to DVD and PC sub-assembly manufacturers; digital PPV, cable and satellite system operators and digital set-top decoder manufacturers, is recognized upon establishment of persuasive evidence of an arrangement, performance of all significant obligations and determination that collection of a fixed and determinable license fee is considered probable.

        ETG SERVICE REVENUES

        We provide peer to peer anti-piracy services to our entertainment industry customers. Revenue from such services is recognized as the services are performed. Our ETG service revenues are included in services revenue in the accompanying condensed consolidated financial statements.

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

        For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence ("VSOE") of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method." Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until such time as VSOE of fair value for all undelivered elements is established or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. We also enter into term license agreements in which the license fee is recognized ratably over the term of the license period as our term license agreements are generally one year.

        When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin. For each of the periods ended June 30, 2004 and 2005, we used the completed-contracts method for all such arrangements.

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

VALUATION OF STRATEGIC INVESTMENTS

        As of June 30, 2005 and December 31, 2004, the adjusted cost of our strategic investments totaled $11.0 million and $18.8 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the condensed consolidated balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

        We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded an other-than temporary impairment of $5.8 million on our investment in Digimarc during the first quarter of 2005 and the six months ended June 30, 2005.

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

        Based on these measurements, $180,000 of other-than-temporary impairment losses from investments in non-public companies were recorded during the first quarter of 2004. As of June 30, 2005 and December 31, 2004, our investments in non-public companies had no remaining carrying value.

        During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, we recorded a gain on strategic investments of $1.2 million in the first quarter of 2004. During the first quarter of 2005, we received additional distributions for our interest in InterActual Technologies, and have recorded a gain on strategic investments of $96,000.

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

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the first half of 2005 and 2004, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the three and six month periods ended June 30, 2005 and 2004, no impairment charges were recorded for long-lived assets.

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

        During the first quarter of 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards. Therefore, the valuation allowance was increased by $358,000 for such deferred tax assets. There were no adjustments to the valuation allowance during the second quarter of 2005.

RESULTS OF OPERATIONS

        The following tables provide information on our results of operations (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                      JUNE 30,
                                        -------------------------------------
                                              2005                2004              $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $  36,104            $  32,008           $   4,096            12.8%
   Services                                       8,310                3,662               4,648           126.9
                                        -----------------    ----------------    ----------------
        Total revenues                           44,414               35,670               8,744            24.5
Cost of revenues:
   License fees                                   1,333                1,445                (112)           (7.8)
   Service fees                                   3,666                1,018               2,648           260.1
   Amortization of intangibles from
      acquisitions                                2,466                  777               1,689           217.4
                                        -----------------    ----------------    ----------------
        Total cost of revenues                    7,465                3,240               4,225           130.4
                                        -----------------    ----------------    ----------------
Gross profit                                     36,949               32,430               4,519            13.9
Operating expenses:
   Research and development                       7,925                5,708               2,217            38.8
   Selling and marketing                         13,027                8,770               4,257            48.5
   General and administrative                     7,461                5,120               2,341            45.7
                                        -----------------    ----------------    ----------------
        Total operating expenses                 28,413               19,598               8,815            45.0
                                        -----------------    ----------------    ----------------
              Operating income                    8,536               12,832              (4,296)          (33.5)
   Interest and other income, net                   974                  985                 (11)           (1.1)
                                        -----------------    ----------------    ----------------
        Income before income taxes                9,510               13,817              (4,307)          (31.2)
   Income taxes                                   3,440                4,974              (1,534)          (30.8)
                                        -----------------    ----------------    ----------------
        Net income                            $   6,070            $   8,843           $  (2,773)          (31.4)
                                        =================    ================    ================


                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                        -------------------------------------
                                              2005                2004              $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $  80,221            $  66,831           $  13,390            20.0%
   Services                                      15,450                6,821               8,629           126.5
                                        -----------------    ----------------    ----------------
        Total revenues                           95,671               73,652              22,019            29.9
Cost of revenues:
   License fees                                   2,994                3,029                 (35)           (1.2)
   Service fees                                   7,383                1,739               5,644           324.6
   Amortization of intangibles from
      acquisitions                                4,882                1,556               3,326           213.8
                                        -----------------    ----------------    ----------------
        Total cost of revenues                   15,259                6,324               8,935           141.3
                                        -----------------    ----------------    ----------------
Gross profit                                     80,412               67,328              13,084            19.4
Operating expenses:
   Research and development                      16,622               11,295               5,327            47.2
   Selling and marketing                         25,949               17,326               8,623            49.8
   General and administrative                    15,887               10,633               5,254            49.4
   Amortization of deferred stock
      based compensation                             --                  185                (185)         (100.0)
                                        -----------------    ----------------    ----------------
        Total operating expenses                 58,458               39,439              19,019            48.2
                                        -----------------    ----------------    ----------------
              Operating income                   21,954               27,889              (5,935)          (21.3)
   Impairment losses on investments              (5,822)                (180)             (5,642)        3,134.4
   Gains on strategic investments                    96                1,220              (1,124)          (92.1)
   Interest and other income, net                 1,911                1,713                 198            11.6
                                        -----------------    ----------------    ----------------
        Income before income taxes               18,139               30,642             (12,503)          (40.8)
   Income taxes                                   6,603               11,031              (4,428)          (40.2)
                                        -----------------    ----------------    ----------------
        Net income                            $  11,536            $  19,611           $  (8,075)          (41.2)
                                        =================    ================    ================

        LICENSE REVENUES. Our license revenues increased $4.1 million or 12.8% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $13.4 million or 20.0% from the six months ended June 30, 2004 to the six months ended June 30, 2005. Q2 2005 includes revenue from our InstallShield acquisition on July 1, 2004, and also includes an immaterial amount of revenues from our Zero G acquisition on June 9, 2005. The increase in license revenue from the 2004 periods to the 2005 periods is primarily due to the inclusion of InstallShield revenue. The increase in license revenue from the six months ended June 30, 2004 to the six months ended June 30, 2005 is also due to increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs. We believe that revenues from our Software Technologies Group will continue to increase in the future in absolute terms. Our Entertainment Technologies Group revenues decreased slightly from the 2004 periods to the 2005 periods mainly due to lower per unit prices in our DVD copy protection business not being offset by volume increases, as the full impact of lower pricing in our re-negotiated contracts with MPAA studios takes effect.

        SERVICE REVENUES. Our service revenues increased $4.6 million or 126.9% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $8.6 million or 126.5% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increase is primarily due to the inclusion of InstallShield maintenance and consulting services. To a lesser extent, the increase is also due to higher maintenance revenue from FLEXnet Publisher products as the customer base continues to grow.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues decreased from 4.5% for the three months ended June 30, 2004 to 3.7% for the three months ended June 30, 2005, respectively, and decreased from 4.5% for the six months ended June 30, 2004 to

3.7% for the six months ended June 30, 2005. Cost of revenues from license fees decreased $112,000 or 7.8% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and decreased $35,000 or 1.2% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decrease from Q2 2004 to Q2 2005 is primarily due to a decrease in replicator fees and patent defense costs. Cost of revenues includes items such as replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues increased from 27.8% for the three months ended June 30, 2004 to 44.1% for the three months ended June 30, 2005, and increased from 25.5% for the six months ended June 30, 2004 to 47.8% for the six months ended June 30, 2005. Cost of revenues from service fees increased $2.6 million or 260.1% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $5.6 million or 324.6% for the six months ended June 30, 2004 to the six months ended June 30, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increases are also due to higher costs associated with the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and seek to expand our customer base.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles increased $1.7 million from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $3.3 million from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increase is primarily due to the amortization of intangibles from the acquisition of InstallShield in July 2004.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $2.2 million or 38.8% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $5.3 million or 47.2% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. The increases are also due to increased research and development activities for our video anti-ripper technology, music copy protection technology, peer-to-peer anti-piracy and software value management products resulting in higher costs. Research and development expenses increased as a percentage of revenues from 16.0% in the three months ended June 30, 2004 to 17.7% in the three months ended June 30, 2005, and increased from 15.3% in the six months ended June 30, 2004 to 17.3% in the six months ended June 30, 2005. We expect research and development expenses to increase in absolute terms over the prior year periods as a result of expected increases in research and development activity to support customer/market demand for new technologies from our Entertainment Technologies Group and Software Technologies Group.

        SELLING AND MARKETING. Selling and marketing expenses increased by $4.2 million or 48.5% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $8.6 million or 49.8% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increase is due to increased business development activities for our entertainment and software technologies products. Selling and marketing expenses increased as a percentage of revenues from 24.6% in the three months ended June 30, 2004 to 29.3% for the three months ended June 30, 2005, and increased from 23.5% from the six months ended June 30, 2004 to 27.1% for the six months ended June 30, 2005. Selling and marketing expenses are expected to increase in absolute terms as we continue to expand our efforts to increase our market share and grow our business.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.3 million or 45.7% from the three months ended June 30, 2004 to the three months ended June 30, 2005, and increased $5.3 million or 49.4% from the six months ended June 30, 2004 to the six months ended June 30, 2005. The increase is primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. For the six month period from 2004 to 2005, the increases are also due to costs incurred for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased as a percentage of revenues from 14.4% in the three months ended June 30, 2004 to 16.8% in the three months ended June 30, 2005 and increased from 14.4% in the six months ended June 30, 2004 to 16.6% in the six months ended June 30, 2005. We expect our general and administrative expenses to increase in absolute terms as we continue to support the expansion of our business and to comply with the requirements of the Sarbanes-Oxley Act of 2002. We intend to reduce this expense as a percentage of revenue over time.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $185,000 from the six months ended June 30, 2004 to the six months ended June 30, 2005. The decreases are due to the completion of the vesting schedule for such stock options. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

        IMPAIRMENT LOSSES ON STRATEGIC INVESTMENTS. During the first quarter of 2005, we recorded $5.8 million in charges relating to an other-than-temporary impairment in our investment in Digimarc. During the first quarter of 2004, we recorded $180,000 in charges relating to other-than-temporary impairments in our investment in iVast. No such impairments were recorded in the second quarter of 2005 or 2004, respectively.

        GAINS ON STRATEGIC INVESTMENTS. During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the six months ended June 30, 2004, we recorded a gain on strategic investments of $1.2 million. During the six months ended June 30, 2005, we recorded an additional gain of $96,000 for our investment in InterActual Technologies.

        INTEREST AND OTHER INCOME, NET. Interest and other income decreased $11,000 or 1.1% from the three months ended June 30, 2004 to the three months ended June 30, 2005. This decrease is due to a slight decrease in the balance invested and higher foreign exchange losses from our international operations. Interest and other income increased $198,000 or 11.6% from the six months ended June 30, 2004 to the six months ended June 30, 2005. This increase is primarily due to higher interest rates.

        INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 36.0% for the three months and six months ended June 30, 2004 compared to 36.2% for the three months ended June 30, 2005 and 36.4% for the six months ended June 30, 2005. The change in effective tax rates from 2004 to 2005 is primarily due to the change in tax jurisdictions where our income was earned and the increase in valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $31.9 million and $32.1 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities decreased $177,000 from the six months ended June 30, 2004 to the six months ended June 30, 2005.

        Investing activities (used) provided net cash of ($9.5) million and $76.7 million for the six months ended June 30, 2005 and 2004, respectively. Cash flow from investing activities decreased $86.2 million from the six months ended June 30, 2004 to the six months ended June 30, 2005, primarily due to lower sales and maturities of investments during the six months ended June 30, 2005. During the six months ended June 30, 2004, we sold $77.1 million of investments to acquire InstallShield on July 1, 2004. In addition, we used $9.6 million, net of cash acquired, for the acquisition of Zero G on June 9, 2005. We made capital expenditures of $4.5 million and $2.2 million during the six months ended June 30, 2005 and 2004, respectively. Capital expenditures are primarily for computer equipment, leasehold improvements and furniture and fixtures for additional office space.

        Net cash provided by financing activities was $5.7 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases.

        In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any stock during the six months ended June 30, 2005 and 2004 and no other repurchases have been made under this program to date.

        At June 30, 2005, we had $132.4 million in cash and cash equivalents, $114.5 million in short-term investments and $21.4 million in long-term marketable investment securities, which includes $11.0 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next two quarters will not exceed $5.5 million. We also have future minimum lease payments of approximately $48.4 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

        We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

        In November 2002, we acquired the assets and operations of Midbar Tech
(1998) for approximately $17.8 million in cash and related acquisition costs. In addition, we were subject to additional consideration due based on a percentage of revenues derived from sales of music technology products through December 31, 2004. During the six months ended June 30, 2004, we paid $723,000 of such contingent consideration in cash relating to revenues generated in the second half of 2003. The final contingent consideration payment of $497,000 was made during the first quarter of 2005.

        In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. We also assumed certain liabilities as part of the acquisition. Under the terms of the acquisition agreement, an additional contingent payment of up to $20.0 million may have been required to be made based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we have concluded that no additional payment is required under the terms of the acquisition agreement.

        In June 2005, we acquired Zero G Software, Inc. ("Zero G") for approximately $10.6 million of which $9.9 million was paid in cash. The remaining $0.7 million will be paid in cash as Zero G shareholders surrender the balance of their stock.

        In July 2005, we acquired the operations and certain assets of Trymedia Systems, a privately-held company based in San Francisco and Spain, for approximately $34.0 million in cash.

        Because a significant portion of our cash inflows historically have been generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

        We signed agreements that extended the lease for our corporate headquarters for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. We have recorded rent expense on a straight-line basis based on contractual minimum lease payments from January 2005 through January 2017. We occupied the new office space in April 2005. Our aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of June 30, 2005 were as follows (in thousands):

                                                      Operating
                                                       Leases
                                                     ------------
        Remainder of 2005                                 $2,677
        2006                                               5,455
        2007                                               5,818
        2008                                               5,975
        2009                                               4,957
        2010 and thereafter                               23,650
                                                     ------------

        Total                                          $  48,532
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

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107"). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123(R). In particular, the statement includes guidance related to SBP awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123(R).

        In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. We are in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. Based on our preliminary analysis as of December 31, 2004, the range of possible amounts that is considered for repatriation under this provision is between zero and $30 million, and the related potential range of income tax is between zero and approximately $2 million. We expect to determine the amounts and sources of foreign earnings to be repatriated by December 2005..

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of Accounting Principles Board Opinion ("APB") No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

        FIXED INCOME INVESTMENTS. We have an investment portfolio of fixed income securities, including those classified as cash, cash equivalents, short-term investments and long-term marketable investment securities of $268.3 million as of June 30, 2005. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $230,000 decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of June 30, 2005. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

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

        STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $11.0 million and $18.8 million, represented 2% and 4% of our total assets as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of June 30, 2005. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the six months ended June 30, 2005 and 2004, we charged $5.8 million and $180,000, respectively, of impairments that were other-than-temporary to operations.

ITEM 4.  CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        We are involved in legal proceedings related to some of our intellectual property rights.

USPTO INTERFERENCE PROCEEDINGS BETWEEN MACROVISION CORPORATION AND INTERTRUST TECHNOLOGIES

        We received notice on September 4, 2003 from the United States Patent and Trademark Office ("USPTO") declaring an interference between our U.S. Patent No. 5,845,281 (the "`281 patent") together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the `281 patent and four issued U.S. patents of InterTrust. The `281 patent and its continuation applications are in the field of digital rights management, and are not associated with any of our existing copy protection businesses.

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

        In the first patent interference, a hearing on the priority phase of the interference is scheduled for September 1, 2005. In the first patent interference case, InterTrust also brought an inequitable conduct motion against us alleging errors were committed during the original prosecution of the `281 patent. We anticipate the APJ will render a decision on the inequitable conduct motion in the fourth quarter of 2005. We believe we have meritorious defenses to the motion asserted against us and intend to vigorously defend against the inequitable conduct motion.

        We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the fourth quarter of 2005. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

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

MACROVISION CORPORATION. VS. SIMA PRODUCTS CORPORATION, AND INTERBURN ENTERPRISES, INC.

        On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled "Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof," and U.S. Patent No. 4,819,098 entitled "Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings." We dispute the unauthorized use of our patented technology by Sima and Interburn and intend to vigorously pursue this action to protect our patent rights.

        As of June 30, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting of stockholders held on May 25, 2005, each of the following matters were voted on: (1) election of directors; (2) amendment of the 2000 Equity Incentive Plan; (3) amendment of the 1996 Directors Stock Option Plan; (4) amendment of the 1996 Employee Stock Purchase Plan; and (5) ratification and appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

        Each of the following individuals was elected to the board of directors to hold office until the 2006 annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal:

                                              VOTES FOR                    VOTES WITHHELD
                                          --------------------     -------------------------------
     John O. Ryan                             43,605,314                     3,725,650
     William A. Krepick                       43,724,023                     3,606,941
     Donna S. Birks                           38,227,815                     9,103,149
     William N. Stirlen                       39,032,807                     8,298,157
     Thomas Wertheimer                        39,034,302                     8,296,662
     Steven G. Blank                          37,359,962                     9,971,002

        The proposal to amend the 2000 Equity Incentive Plan was not approved by the following vote:

                VOTES FOR                      VOTES AGAINST                     ABSENTIONS                 BROKER NON-VOTES
         ------------------------     --------------------------------    -------------------------     -------------------------
               18,233,099                       24,918,896                         27,362                      4,151,607

        The proposal to amend the 1996 Directors Stock Option Plan was approved by the following vote:

                VOTES FOR                      VOTES AGAINST                     ABSENTIONS                 BROKER NON-VOTES
         ------------------------     --------------------------------    -------------------------     -------------------------
               27,719,231                       15,431,417                         28,709                      4,151,607

         The proposal to amend the 1996 Employee Stock Purchase Plan was approved by the following vote:

                VOTES FOR                      VOTES AGAINST                     ABSENTIONS                 BROKER NON-VOTES
         ------------------------     --------------------------------    -------------------------     -------------------------
               38,649,456                        4,501,770                         28,132                      4,151,606

        The proposal to ratify the appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2005 was approved by the following vote:

                VOTES FOR                      VOTES AGAINST                     ABSENTIONS
         ------------------------     --------------------------------    -------------------------
               46,456,623                         856,738                          17,604

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.               Exhibit

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


Macrovision Corporation
AUTHORIZED OFFICER:



Date:    August 9, 2005              By:    /s/ Alfred J. Amoroso
       -----------------------           ------------------------------------
                                         Alfred J. Amoroso
                                         Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:    August 9, 2005              By:    /s/ George M. Monk
       ----------------------            ------------------------------------
                                         George M. Monk
                                         Acting Chief Financial Officer