Form 10-Q
period 2005-09-30
MACROVISION CORP
filed 2005-11-04
CIK 1027443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of November 1, 2005
      Common stock, $0.001 par value               50,910,482

                             MACROVISION CORPORATION
                                    FORM 10-Q
                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2005
              and December 31, 2004                                           1

          Condensed Consolidated Statements of Income for the Three and
              Nine Months Ended September 30, 2005 and 2004                   2

          Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2005 and 2004                        3

          Notes to Condensed Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         36

Item 4.   Controls and Procedures                                            37

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  37

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        39

Item 3.   Defaults Upon Senior Securities                                    39

Item 4.   Submission of Matters to a Vote of Security Holders                39

Item 5.   Other Information                                                  39

Item 6.   Exhibits                                                           40

Signatures                                                                   41

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     MACROVISION CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            2005                     2004
                                                                     --------------------     -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                              $    127,737             $   104,957
   Restricted cash                                                                  --                     859
   Short-term investments                                                       97,544                 101,299
   Accounts receivable, net of allowance for doubtful accounts of
     $3,579 and $2,705, respectively                                            34,311                  41,468
   Income taxes receivable                                                       1,705                   1,705
   Deferred tax assets                                                           6,400                   6,368
   Prepaid expenses and other current assets                                     6,395                   4,570
                                                                     --------------------     -------------------
          Total current assets                                                 274,092                 261,226
Long-term marketable investment securities                                      21,065                  47,414
Property and equipment, net                                                     13,109                   9,295
Goodwill                                                                       108,745                  74,529
Other intangibles from acquisitions, net                                        35,930                  31,185
Deferred tax assets                                                             12,071                  17,151
Patents and other assets                                                        11,031                  11,673
                                                                     --------------------     -------------------
                                                                          $    476,043             $   452,473
                                                                     ====================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      5,198             $     5,907
   Accrued expenses                                                             26,811                  32,639
   Deferred revenue                                                             18,602                  14,604
                                                                     --------------------     -------------------
          Total current liabilities                                             50,611                  53,150
Other non current liabilities                                                    1,156                     979
                                                                     --------------------     -------------------
          Total liabilities                                                     51,767                  54,129
Stockholders' equity:
   Common stock                                                                     54                      53
   Treasury stock, at cost                                                     (38,450)                (38,450)
   Additional paid-in-capital                                                  324,062                 311,643
   Accumulated other comprehensive income                                        4,996                   9,109
   Retained earnings                                                           133,614                 115,989
                                                                     --------------------     -------------------
          Total stockholders' equity                                           424,276                 398,344
                                                                     --------------------     -------------------
                                                                          $    476,043             $   452,473
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


                                              MACROVISION CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------------------------------  ------------------------------------
                                                                2005               2004               2005               2004
                                                          -----------------  -----------------  -----------------  -----------------
Revenues:
   Licenses                                                     $  36,240          $  42,119          $ 116,461          $ 108,950
   Services                                                        10,350              6,740             25,800             13,561
                                                          -----------------  -----------------  -----------------  -----------------
        Total revenues                                             46,590             48,859            142,261            122,511
Cost of revenues:
   License fees                                                     1,303              2,737              4,297              5,766
   Service fees                                                     4,843              3,338             12,226              5,077
   Amortization of intangibles from acquisitions                    2,967              2,403              7,849              3,959
                                                          -----------------  -----------------  -----------------  -----------------
        Total cost of revenues                                      9,113              8,478             24,372             14,802
                                                          -----------------  -----------------  -----------------  -----------------
Gross profit                                                       37,477             40,381            117,889            107,709
Operating expenses:
   Research and development                                         8,583              8,409             25,205             19,704
   Selling and marketing                                           13,749             11,227             39,698             28,553
   General and administrative                                       8,804              6,635             24,691             17,268
   In-process research and development                                500              5,400                500              5,400
   Amortization of deferred stock-based compensation                   --                 --                 --                185
                                                          -----------------  -----------------  -----------------  -----------------
        Total operating expenses                                   31,636             31,671             90,094             71,110
                                                          -----------------  -----------------  -----------------  -----------------
        Operating income                                            5,841              8,710             27,795             36,599
   Impairment losses on investments                                    --             (5,298)            (5,822)            (5,478)
   Gains on strategic investments                                      78                 --                174              1,220
   Interest and other income, net                                   1,317                755              3,228              2,468
                                                          -----------------  -----------------  -----------------  -----------------
        Income before income taxes                                  7,236              4,167             25,375             34,809
   Income taxes                                                     1,148              2,843              7,750             13,874
                                                          -----------------  -----------------  -----------------  -----------------
        Net income                                              $   6,088          $   1,324          $  17,625          $  20,935
                                                          =================  =================  =================  =================


Basic net earnings per share                                    $    0.12          $    0.03          $    0.35          $    0.42
                                                          =================  =================  =================  =================
Shares used in computing basic net earnings per share              50,789             49,577             50,548             49,394
                                                          =================  =================  =================  =================

Diluted net earnings per share                                  $    0.12          $    0.03          $    0.34          $    0.42
                                                          =================  =================  =================  =================
Shares used in computing diluted net earnings per share            51,340             50,671             51,305             50,430
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


                                      MACROVISION CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                       --------------------------------------------
                                                                               2005                    2004
                                                                       --------------------    --------------------
Cash flows from operating activities:
Net income                                                                   $    17,625             $    20,935
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                 4,614                   3,401
     Amortization of intangibles from acquisitions                                 7,849                   3,959
     Amortization of deferred stock-based compensation                                --                     185
     Tax benefit from stock options exercises                                      1,561                   1,882
     Impairment losses on strategic investments                                    5,822                   5,478
     Gains on strategic investments                                                 (174)                 (1,220)
     Deferred tax expense                                                            358                   3,341
     In-process research and development                                             500                   5,400
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                    7,695                   1,837
       Deferred revenue                                                            3,364                   2,925
       Other assets                                                               (2,134)                 (5,070)
       Other liabilities                                                         (11,185)                 (6,757)
                                                                       --------------------    --------------------
          Net cash provided by operating activities                               35,895                  36,296
Cash flows from investing activities:
     Purchases of long and short-term investments                               (182,753)               (244,823)
     Sales or maturities of long and short-term investments                      207,717                 324,860
     Acquisition of property and equipment                                        (6,954)                 (3,318)
     Payments for patents                                                         (1,018)                   (898)
     Proceeds from sale of strategic investments                                     174                   1,220
     Contingent consideration for Midbar acquisition                                (497)                   (783)
     Decrease (increase) in restricted cash                                          859                    (851)
     Acquisition of InstallShield Corporation and related                             --                 (75,952)
       acquisition costs, net of cash acquired
     Acquisition of Zero G, net of cash acquired                                 (10,216)                     --
     Acquisition of Trymedia, net of cash acquired                               (30,279)                     --
                                                                       --------------------    --------------------
       Net cash used in investing activities                                     (22,967)                   (545)
Cash flows from financing activities:
     Proceeds from issuance of common stock from options and stock
       purchase plans                                                             10,858                   6,974
                                                                       --------------------    --------------------
     Net cash provided by financing activities                                    10,858                   6,974
Effect of exchange rate changes on cash and cash equivalents                      (1,006)                     30
                                                                       --------------------    --------------------
Net increase in cash and cash equivalents                                         22,780                  42,755
Cash and cash equivalents at beginning of period                                 104,957                  27,918
                                                                       ====================    ====================
Cash and cash equivalents at end of period                                   $   127,737            $     70,673
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

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   ------------------------------   ------------------------------
                                                                        2005            2004             2005            2004
                                                                   --------------  --------------   --------------  --------------
Net income, as reported                                             $    6,088      $    1,324       $   17,625      $   20,935
Add: stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                               --              --               --             111
Deduct: total stock-based employee
   compensation expenses determined under
   fair-value-based method for all rewards,
   net of related tax effects                                           (3,217)         (3,866)          (9,714)         (8,801)
                                                                   --------------  --------------   --------------  --------------
Net income (loss), pro forma                                        $    2,871      $   (2,542)      $    7,911      $   12,245
                                                                   ==============  ==============   ==============  ==============


Basic net earnings (loss) per share          As reported            $     0.12      $     0.03       $     0.35      $     0.42
                                             Adjusted pro forma     $     0.06      $    (0.05)      $     0.16      $     0.25

Diluted net earnings (loss) per share        As reported            $     0.12      $     0.03       $     0.34      $     0.42
                                             Adjusted pro forma     $     0.06      $    (0.05)      $     0.15      $     0.24

        In most cases, options vest over three years. The pro forma effect shown above may not be representative of the pro forma effect of SFAS No. 123 for the year ending December 31, 2005, or in any future interim period or the effect of FAS 123R in any future year or future interim period.

        The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions for the Company's option plans and employee stock purchase plan ("ESPP"):

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ------------------------------
                                                       2005            2004             2005            2004
                                                  --------------  --------------   --------------  --------------
Option Plans:
Dividends                                              None            None             None            None
Expected term                                       2.4 years       2.3 years        2.4 years       2.4 years
Risk free interest rate                                3.9%            2.7%             3.7%            2.3%
Volatility rate                                       56.3%           69.2%            57.9%           71.0%

ESPP:
Dividends                                              None            None             None            None
Expected term                                        1.4 years      1.4 years        1.3 years       1.4 years
Risk free interest rate                                2.9%            2.2%             2.8%            2.3%
Volatility rate                                       64.2%           70.3%            65.4%           70.8%

        The calculated weighted average fair value, based on the above assumptions, of options granted during the three months ended September 30, 2005 and 2004 were $7.30 and $9.89, respectively. The calculated weighted average fair value, based on the above assumptions, of an ESPP purchase share right granted during the three months ended September 30, 2005 and 2004 were $9.93 and $9.19, respectively.

        The calculated weighted average fair value, based upon the above assumptions, of options granted during the nine months ended September 30, 2005 and 2004 were $7.96 and $9.29, respectively. The calculated weighted average fair value, based upon the above assumptions, of an ESPP purchase share right granted during the nine months ended September 30, 2005 and 2004 were $9.47 and $8.94, respectively.


NOTE 3 - BUSINESS COMBINATION AND ASSET PURCHASES

        TRYMEDIA SYSTEMS, INC.

        In July 2005, the Company acquired Trymedia Systems, Inc. ("Trymedia"), a privately-held company based in San Francisco, California and in Spain, for an aggregate purchase price of $37.4 million. The Company paid $31.2 million in cash and expects to pay an additional $0.5 million to Trymedia shareholders as they surrender the balance of their stock. Trymedia is a provider of secure digital distribution services and is the operator of the largest distribution network for downloadable games. This acquisition will expand the Company's games solution set by providing an online game distribution and promotion offering. Trymedia is being integrated into the Company's Entertainment Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition.

        The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                               AS OF JULY 29, 2005
                                           ----------------------------

Cash and cash equivalents                            $      927
Accounts receivable                                         204
Other assets                                                779
                                           ----------------------------
  Total tangible assets acquired                          1,910
                                           ----------------------------

Accounts payable                                         (3,795)
Deferred revenue                                            (96)
Accrued liabilities                                      (2,225)
Deferred tax liabilities, net                            (1,231)
Payable to shareholders                                    (538)
Notes payable                                              (257)
                                           ----------------------------
  Total liabilities assumed                              (8,142)
                                           ----------------------------
Net liabilities assumed                              $   (6,232)
                                           ============================

        The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Trymedia (in thousands):

                                                       AS OF JULY 29, 2005
                                                     -----------------------

Cash paid                                                  $    31,206
Net liabilities assumed                                          6,232
                                                     -----------------------
  Total goodwill and intangible assets acquired            $    37,438
                                                     =======================

                                                            AMORTIZATION PERIOD
      INTANGIBLE ASSETS                                          IN YEARS
------------------------------    -------------------     ----------------------

Existing technology                    $   3,500                    4
In-process technology                        500                   --
Core technology                            1,500                    4
Trade Name/Trademarks                        600                    5
Customer Relationships                     3,700                    4
Goodwill                                  27,638              Not Applicable
                                  -------------------
Total                                  $  37,438
                                  ===================

        The weighted average amortization period for amortizable Trymedia intangible assets is 4.1 years. The in-process technology of $500,000 was charged to operations during the three and nine months ended September 30, 2005.

        ZERO G SOFTWARE, INC.

        In June 2005, the Company acquired Zero G Software, Inc. ("Zero G"), a privately-held company based in San Francisco, California, for an aggregate purchase price of $12.4 million. The Company paid cash of $9.9 million in June 2005 upon closing and $0.7 million in the third quarter of 2005 as Zero G shareholders surrendered the balance of their stock. Zero G was a provider of software deployment and delivery solutions for multi-platform operating system environments. The acquisition increases the Company's market for software value management solutions, adds innovative technology and enhances multi-platform products. Zero G has been integrated into the Company's Software Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of Zero G since June 9, 2005, the effective date of the acquisition.

        The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

                                               AS OF JUNE 9, 2005
                                           ----------------------------

Cash and cash equivalents                           $       351
Accounts receivable                                         491
Deferred tax assets                                       1,125
Other assets                                                 80
                                           ----------------------------
  Total tangible assets acquired                          2,047
                                           ----------------------------

Accounts payable                                           (721)
Deferred revenue                                           (590)
Accrued liabilities                                      (1,874)
Payable to shareholders                                    (661)
Notes payable                                              (696)
                                           ----------------------------
  Total liabilities assumed                              (4,542)
                                           ----------------------------
Net liabilities assumed                             $    (2,495)
                                           ============================

        The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Zero G (in thousands):

                                                        AS OF JUNE 9, 2005
                                                    ----------------------------

Cash paid                                                     $    9,909
Net liabilities assumed                                            2,495
                                                    ----------------------------
  Total goodwill and intangible assets acquired               $   12,404
                                                    ============================

                                                            AMORTIZATION PERIOD
      INTANGIBLE ASSETS                   $                      IN YEARS
------------------------------    -------------------     ----------------------

Existing technology                    $   2,000                  4 - 5
Core technology                              600                    5
Trade Name/Trademarks                        200                    5
Customer Relationships                       700                    5
Goodwill                                   8,904              Not Applicable
                                  ----------------------
Total                                  $  12,404
                                  ======================

        The weighted average amortization period for amortizable Zero G intangible assets is 4.7 years.

         INSTALLSHIELD SOFTWARE CORPORATION

        In July 2004, the Company acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for an aggregate purchase price of $78.1 million. The Company paid approximately $77.1 million in cash, including related acquisition costs. Under the acquisition agreement, an additional contingent payment of up to $20.0 million may have been required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company determined that no additional payment was required under the terms of the acquisition agreement. InstallShield shareholders have notified the Company that they are disputing the Company's determination and are seeking the contingent payment in an amount exceeding $15 million (see Note 11). InstallShield was a leading provider of software installation tools. The acquisition of InstallShield expanded the Company's product portfolio in the software value management category and enabled the Company to reach InstallShield's large software developer customer base. InstallShield has been integrated into the Company's Software Technologies Group. The accompanying condensed consolidated statements of income include the results of operations of InstallShield since July 1, 2004, the effective date of the acquisition.

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

        The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of InstallShield (in thousands):

                                                         As of July 1, 2004
                                                    ----------------------------

Cash paid                                                      $  77,089
Net liabilities assumed                                              992
                                                    ----------------------------
  Total goodwill and intangible assets acquired                $  78,081
                                                    ============================

                                                            AMORTIZATION PERIOD
      INTANGIBLE ASSETS                   $                      IN YEARS
------------------------------    -------------------     ----------------------

Existing technology                   $  20,100                      4
In-process technology                     5,400                     --
Maintenance agreements                      200                      3
Distribution agreements                   2,000                      6
Trade Name/Trademarks                     6,500                      6
Goodwill                                 43,881                Not Applicable
                                  -------------------
Total                                 $  78,081
                                  ===================

        The weighted average amortization period for amortizable InstallShield intangible assets is 4.6 years. The in-process technology of $5.4 million was charged to operations during the three and nine months ended September 30, 2004.

        MIDBAR TECH (1998)

        In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) for approximately $17.8 million in cash and related acquisition costs. In addition, the Company was subject to additional consideration due based on a percentage of revenues derived from sales of music technology products through December 31, 2004. During the nine months ended September 30, 2004, the Company paid $783,000 of such contingent consideration in cash relating to revenues generated in the second half of 2003. The final contingent consideration payment of $497,000 was made during the first quarter of 2005.

        The following table summarizes the Company's goodwill from acquisitions as of September 30, 2005 (in thousands):


Goodwill, net at January 1, 2005                              $  74,529
   Acquisition of Zero G                                          8,904
   Acquisition of Trymedia                                       27,638
   Midbar escrow release                                           (125)
   Changes due to foreign currency exchange rates                (2,201)
                                                       ---------------------
Goodwill, net at September 30, 2005                           $ 108,745
                                                       =====================


NOTE 4 - STRATEGIC INVESTMENTS

        As of September 30, 2005 and December 31, 2004, the adjusted cost of the Company's strategic investments totaled $13.7 million and $18.8 million, respectively. The Company's strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as "Long-term marketable investment securities" and "Other assets," respectively.

        As of September 30, 2005, the adjusted cost of the Company's strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of September 30, 2005. The Company performs regular reviews of its strategic investments for indicators of impairment. Impairment charges are recorded when it has been determined that an other-than-temporary impairment has occurred.

        For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the first quarter of 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. During the quarter ended September 30, 2004, the Company recorded an other-than-temporary impairment loss of $5.3 million on its investment in Digimarc. During the quarter ended September 30, 2005, there were no other-than temporary impairment losses on strategic investments in public companies.

        For equity investments in non-public companies for which there is no readily determinable market value, the Company reviews each investment for indicators of impairment on a regular basis based primarily on achievement of business plan objectives and current market conditions, among other factors. The primary business plan objectives the Company considers include, among others, those related to financial performance such as liquidity, achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees. If it is determined that an other-than-temporary impairment has occurred with respect to an investment in a portfolio company, an impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the current carrying value of the investments thereby requiring further impairment charges in the future. In the absence of quantitative valuation metrics, such as a recent financing round, management estimates the impairment and/or the net realizable value of the portfolio investment based on a hypothetical liquidation at book value approach as of the reporting date. Based on these measurements, the Company recorded $180,000 of other-than-temporary impairment losses relating to the balance of its investment in iVast during the first quarter of 2004. As of September 30, 2005 and December 31, 2004, the Company's strategic investments in non public companies had no remaining carrying value.

        The Company received $1.2 million in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the first quarter of 2004, the Company recorded a gain on strategic investments of $1.2 million. During the three and nine months ended September 30, 2005, the Company received additional distributions for its interest in InterActual Technologies, and has recorded gains on strategic investments of $78,000 and $174,000, respectively.


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

                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                --------------------------------    --------------------------------
                                                     2005              2004              2005              2004
                                                --------------    --------------    --------------    --------------
Basic net EPS - weighted average number of
   common shares outstanding                           50,789            49,577            50,548            49,394
Effect of dilutive potential common shares -
   stock options outstanding                              551             1,094               757             1,036
                                                --------------    --------------    --------------    --------------
Diluted net EPS - weighted average number of
   common shares and potential common shares
   outstanding                                         51,340            50,671            51,305            50,430
                                                ==============    ==============    ==============    ==============

Anti-dilutive shares excluded                           5,971             3,322             4,665             2,770
                                                ==============    ==============    ==============    ==============

Weighted average exercise price of
   anti-dilutive shares                                $25.96            $30.24            $27.46            $32.38
                                                ==============    ==============    ==============    ==============

        The anti-dilutive shares excluded from the diluted net EPS calculation noted in the above table represent stock options where the exercise price was greater than the average market price for the periods presented.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company adopted the disclosure requirements under EITF 03-1 in 2004. The Company does not expect the adoption of EITF 03-1 to have a material impact on its results of operations or financial condition.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, "Share-Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires the Company to measure the cost its employee stock-based compensation awards granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). SFAS 123R addresses all forms of share-based payments awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In addition, the Company will be required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In April 2005, the SEC changed the effective date of FAS 123R from the first interim period or fiscal year beginning after June 15, 2005 to the first annual fiscal period beginning after June 15, 2005. Therefore, the Company is required to implement the standard no later than January 1, 2006. SFAS 123R permits public companies to adopt its requirements using the following methods:
(1) a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statement based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company is currently evaluating the alternative methods of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on cash flow. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the Company's method of adoption. See "Note 2 - Equity Based Compensation" for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB No. 107"). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123R. In particular, the statement includes guidance related to SBP awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123R.

        In December 2004, the FASB issued Financial Staff Position ("FSP") No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). On October 22, 2004, the American Jobs Creation Act of 2004 (the "AJCA") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. Based on the Company's analysis of the Jobs Creation Act, although not yet finalized, it is reasonably possible that under the repatriation provisions of the Jobs Creation Act the Company may repatriate some amount of earnings between $0 and $82 million, with the respective tax liability between $0 and $6.5 million. The Company expects to be in a position to finalize its assessment by December 2005.

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

        In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-06"). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not expect the adoption of EITF 05-06 to have a material impact on its results of operations or financial condition.

NOTE 7 - COMPREHENSIVE INCOME

        The components of comprehensive income, net of taxes, are as follows (in thousands):

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                               ---------------------------------    --------------------------------
                                                    2005               2004              2005              2004
                                               --------------     --------------    --------------    --------------
Net income                                       $    6,088         $    1,324        $   17,625        $   20,935
Other comprehensive income (loss):
   Unrealized gains on investments                    1,613             (2,051)              411            (2,306)
   Foreign currency translation adjustments            (980)              (143)           (4,524)              624
                                               --------------     --------------    --------------    --------------
Comprehensive income (loss)                      $    6,721         $     (870)       $   13,512        $   19,253
                                               ==============     ==============    ==============    ==============

NOTE 8 - INCOME TAXES

        The Company recorded income tax expense of $1.1 million and $7.8 million for the three and nine months ended September 30, 2005. The Company calculates current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during subsequent year. Adjustments based on filed returns are recorded when identified. During the third quarter of 2005, the Company recognized an income tax benefit of $1.6 million as a result of lapse of the statute of limitations with respect to certain tax years and finalizing prior year tax returns, net of purchase accounting impact. During the first quarter of 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards; therefore, the valuation allowance was increased by $358,000 for such deferred tax assets. The Company recorded income tax expense of $3.3 million during the three and nine months ended September 30, 2004 as a result of an increase in the valuation allowance.

        As of September 30, 2005, deferred tax assets net of valuation allowances, totaled $18.5 million. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies. Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company's profitability, management believes that it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance as of September 30, 2005.

        On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings, as defined in the AJCA, at an effective tax cost of 5.25 percent U.S. federal income tax rate on the repatriated earnings. State, local and foreign taxes could apply to such repatriation as well. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company's chief executive officer and approved by the Company's board of directors. Additionally, certain other criteria, as outlined in the AJCA, must be met. Based on the Company's analysis of the AJCA, although not yet finalized, it is reasonably possible that under the repatriation provisions of the AJCA, the Company may repatriate some amount of earnings between $0 and $82 million, with the respective tax liability between $0 and $6.5 million. The Company expects to be in a position to finalize its assessment by December 2005.

NOTE 9 - LEASE COMMITMENTS

        In December 2004, the Company signed agreements that extended the lease of its corporate headquarters for an additional five years and committed to lease additional office space in an adjacent building. The term of the lease for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. The Company has recorded rent expense on a straight-line basis based on contractual lease payments from January 2005 through January 2017. The Company occupied the new office space in April 2005. The Company's aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of September 30, 2005 were as follows (in thousands):

                                                     Operating
                                                      Leases
                                                   ------------
                Remainder of 2005                       $1,462
                2006                                     5,620
                2007                                     5,900
                2008                                     6,051
                2009                                     5,009
                2010 and thereafter                     23,555
                                                   ------------

                Total                                $  47,597
                                                   ============


NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere, and SolutionArchitect Products.

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


REVENUES:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2005               2004              2005               2004
                                              --------------     --------------    --------------     --------------
Entertainment Technologies Group               $     24,088       $     27,375      $     71,036       $     75,697
Software Technologies Group                          22,502             21,484            71,225             46,814
                                              --------------     --------------    --------------     --------------
                                               $     46,590       $     48,859      $    142,261       $    122,511
                                              ==============     ==============    ==============     ==============

INCOME BEFORE INCOME TAXES:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2005               2004              2005               2004
                                              --------------     --------------    --------------     --------------

Entertainment Technologies Group               $     13,589       $     17,900      $     41,991       $     49,690
Software Technologies Group                           5,388              6,419            21,492             16,021
Other                                                  (865)            (1,171)           (2,648)            (2,300)
                                              --------------     --------------    --------------     --------------
  Segment income                                     18,112             23,148            60,835             63,411
General and administrative                           (8,804)            (6,635)          (24,691)           (17,268)
In-process research and development                    (500)            (5,400)             (500)            (5,400)
Amortization of intangibles from acquisitions        (2,967)            (2,403)           (7,849)            (3,959)
Amortization of deferred stock-based
   compensation                                          --                 --                --               (185)
Impairment losses on investments                         --             (5,298)           (5,822)            (5,478)
Gains on strategic investments                           78                 --               174              1,220
Interest and other income, net                        1,317                755             3,228              2,468
                                              --------------     --------------    --------------     --------------
                                               $      7,236       $      4,167      $     25,375       $     34,809
                                              ==============     ==============    ==============     ==============

INFORMATION ON REVENUES BY GEOGRAPHIC AREA:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2005               2004              2005               2004
                                              --------------     --------------    --------------     --------------

United States                                  $     26,953       $     27,915      $     80,692       $     69,354
International                                        19,637             20,944            61,569             53,157
                                              --------------     --------------    --------------     --------------
                                               $     46,590       $     48,859      $    142,261       $    122,511
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

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge ("APJ") decided to proceed with the second noticed interference first. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to the Company. As a result of this decision, the Company may have to forfeit a portion of its United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust's motion regarding a claim that errors were committed by the Company during the original prosecution of the `281 patent. As a result of this decision, the Company's patent claims in the interferences are rendered unenforceable. At this time, the Company is considering various options to appeal these decisions. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. The Company anticipates the APJ will render a decision in the fourth quarter of 2005.

        The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the fourth quarter of 2005. These international cases have the benefit of a February 1, 1995 priority date based upon the filing of the patent applications and broad patent claim coverage.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, the Company initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes its patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, the Company was granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software, and on September 15, 2005, the Company was granted a permanent injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products.

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

MACROVISION CORPORATION. VS. SIMA PRODUCTS CORPORATION, AND INTERBURN ENTERPRISES, INC.

         On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company's patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are United States Patent No. 4,631,603 entitled "Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof," and U.S. Patent No. 4,819,098 entitled "Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings." Macrovision alleges unauthorized use of the patented technology by Sima and Interburn and intends to vigorously pursue this action to protect its patent rights.

INSTALLSHIELD SOFTWARE CORPORATION LIQUIDATING TRUST VS. MACROVISION

        On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidity Trust (the "Trust".). The Trust is demanding arbitration of certain disputes between the Trust and the Company pursuant to Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, the Company, Macrovision Europe Limited, and Macrovision International Holding L.P. (the "Agreement"). Under the Agreement, an additional contingent payment of up to $20 million may have been required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the Company's conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. The Company denies these allegations and intends to vigorously defend itself in the arbitration proceeding.

        As of September 30, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

        From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

NOTE 12 - SUBSEQUENT EVENT

        On October 27, 2005, the Company's Board of Directors approved a program to consolidate its divisional operations which will result in a reduction in worldwide headcount by approximately 10%. These collective actions are designed to allow the Company to improve its cost structure and improve operating efficiencies. The Company expects to incur approximately $2 to $3 million in restructuring charges during the fourth quarter of 2005.

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

OVERVIEW

        Macrovision Corporation, a Delaware corporation founded in 1983, provides digital product value management offerings to entertainment content owners, software publishers, and their customers. Our customers include major Hollywood studios, independent video producers, hardware and software vendors, PC games publishers, music labels, consumer electronic, PC and digital set-top box manufacturers; digital pay-per-view ("PPV") and video on demand ("VOD") network operators and enterprise IT organizations. We provide content owners with the means to market, distribute, manage and protect video, software and audio content.

        Our content protection technologies are deployed on various media formats, distribution platforms, and hardware devices including: DVDs, videocassettes, music CDs, and games on CD-ROMs and DVDs, DVD players and recorders, digital set-top box and hard drive recorders, PVRs, media center PCs, cable/satellite/telco networks and Internet Protocol delivery platforms. Most of our software value management solutions are incorporated into other software vendors' products, and other products are sold as software installation and asset management tools for software developers and enterprise IT organizations.

        The Company is organized in two business units, the Entertainment Technologies Group and the Software Technologies Group. The Entertainment Technologies Group develops and markets the ActiveReach(TM) suite of content value management solutions to video, music, and PC games content owners. The Entertainment Technologies Group's products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. The Software Technologies Group develops and markets the Company's software value management solutions to independent software vendors and enterprise IT departments. The Company's software technologies include the FLEXnet(TM) suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionArchitect products.

        The following table provides revenue information by business unit (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              -----------------------------------
                                                   2005                2004             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------
Entertainment Technologies Group               $      24,088      $       27,375      $     (3,287)          (12)%
Software Technologies Group                           22,502              21,484             1,018             5
                                              ---------------    ----------------    --------------
                                               $      46,590      $       48,859      $     (2,269)           (5)
                                              ===============    ================    ==============


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              -----------------------------------
                                                   2005               2004             $ CHANGE          % CHANGE
                                              ---------------    ----------------    --------------    --------------

Entertainment Technologies Group               $      71,036      $       75,697      $     (4,661)          (6)%
Software Technologies Group                           71,225              46,814            24,411           52
                                              ---------------    ----------------    --------------
                                               $     142,261      $      122,511      $     19,750           16
                                              ===============    ================    ==============

        The following table provides percentage of revenue information by business unit:

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ---------------------------------    ---------------------------------
                                                   2005               2004              2005               2004
                                              --------------     --------------    --------------     --------------
Entertainment Technologies Group                   51.7%              56.0%             50.0%              61.8%
Software Technologies Group                        48.3               44.0              50.0               38.2
                                              --------------     --------------    --------------     --------------
                                                  100.0%             100.0%            100.0%             100.0%
                                              ==============     ==============    ==============     ==============

ENTERTAINMENT TECHNOLOGIES GROUP

        Our Entertainment Technologies Group generates revenue from licensing content value management solutions to the home video divisions of member companies of the Motion Picture Association of America ("MPAA"), videocassette duplication and DVD replication companies and a number of "special interest" content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies Group also generates revenues from licensing digital pay-per-view ("PPV") and video-on-demand ("VOD") content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We receive one-time and annual license fees from set-top box, DVD, and personal video recorder manufacturers. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies Group generates revenues from customers implementing our CD-ROM copy protection technology on PC games, peer to peer anti-piracy services, as well as customers in the music industry who implement our copy protection technology on compact discs. In July 2005, we acquired Trymedia Systems, a provider of secure digital distribution services and the operator of the largest distribution network for downloadable games. This acquisition will expand our games solution set by providing an online game distribution and promotion offering. We are integrating Trymedia into our Entertainment Technologies Group.

        Revenues from our Entertainment Technologies Group decreased $3.3 million or 12% from the prior year's quarter, and decreased $4.7 million or 6% from the prior year to date period. DVD revenue decreased primarily due to continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. The decrease in DVD revenue was partially offset by the increase in PPV and VOD royalty revenue. Revenues from our video content protection technologies represented 45% and 49% of our net revenues during the quarters ended September 30, 2005 and 2004, respectively and 45% and 56% of our net revenues for the nine months ended September 30, 2005 and 2004.

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

        We believe that as we sign new contracts and generate more business for our new products: Total Play; Hawkeye, RipGuard DVD(TM), and ActiveMARK, future revenues from our Entertainment Technologies Group will increase in absolute terms, but may vary as a percentage of our total revenues.

SOFTWARE TECHNOLOGIES GROUP

        Our software products generate revenue from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies Group increased $1 million or 5% from the prior year's quarter and increased $24.4 million or 52% from the prior year to date period. The increase in the nine month period from the prior year in our Software Technologies Group revenue is due primarily to the inclusion of revenues from our InstallShield operations, acquired on July 1, 2004. Software technologies revenue includes Zero G since its acquisition on June 9, 2005. We believe that revenues from our Software Technologies Group will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

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

COSTS AND EXPENSES

        Our cost of revenues in our Entertainment Technologies Group consists of replicator fees, Hawkeye service costs and ActiveMARK service costs. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy-protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues in our Software Technologies Group includes software product support costs, direct labor and benefit costs of employees' time spent on billable consulting or training, the cost of producing and shipping CDs containing our software, and certain license fees paid to third parties. Cost of revenues also includes patent defense costs, amortization of licensed technologies and amortization of certain intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, professional fees and an allocation of overhead and facilities costs.

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

        ETG SERVICE REVENUES

        We provide peer to peer anti-piracy services and digital distribution services to our entertainment industry customers. Revenue from such services is recognized as the services are performed. Our ETG service revenues are included in services revenue in the accompanying condensed consolidated financial statements.

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

        When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue and gross margin. For each of the periods ended September 30, 2004 and 2005, we used the completed-contracts method for all such arrangements.

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

VALUATION OF STRATEGIC INVESTMENTS

        As of September 30, 2005 and December 31, 2004, the adjusted cost of our strategic investments totaled $13.7 million and $18.8 million, respectively. This included our investments in public and non-public companies. Our investments in public and non-public companies are classified on the condensed consolidated balance sheet as "Long-term marketable investment securities" and "Other assets," respectively.

        We review our investments in non-public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, we record a charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded an other-than temporary impairment charge of $5.8 million on our investment in Digimarc during the first quarter of 2005 and the nine months ended September 30, 2005, and an other-than-temporary impairment charge of $5.3 million on our investment in Digimarc during the third quarter of 2004 and the nine months ended September 30, 2004.

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

        Based on these measurements, $180,000 of other-than-temporary impairment losses from investments in non-public companies were recorded during the first quarter of 2004. As of September 30, 2005 and December 31, 2004, our investments in non-public companies had no remaining carrying value.

        During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, which was acquired by a third party during the period. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, we recorded a gain on strategic investments of $1.2 million in the first quarter of 2004. During the three and nine months ended September 30, 2005, we received additional distributions for our interest in InterActual Technologies, and have recorded gains on strategic investments of $78,000 and $174,000, respectively.

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

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the nine months ended September 30, 2005 and 2004, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

        In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141,

"Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. In October 2004, we completed our most recent annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill. We will perform our next annual impairment analysis during the fourth quarter of 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the three and nine month periods ended September 30, 2005 and 2004, no impairment charges were recorded for long-lived assets.

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

        During the third quarter of 2005, The Company recognized a one-time income tax benefit of $1.6 million as a result of lapse of the statute of limitations with respect to certain tax years and finalizing prior year tax returns, net of purchase accounting impact.

        During the first quarter of 2005, the Company determined that sufficient uncertainty existed regarding its ability to realize its deferred tax assets related to capital loss carryforwards. Therefore, the valuation allowance was increased by $358,000 for such deferred tax assets. There were no adjustments to the valuation allowance during the second and third quarters of 2005.

RESULTS OF OPERATIONS

        The following tables provide information on our results of operations (dollars in thousands):

                                                 THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                        -------------------------------------
                                              2005                2004              $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $  36,240           $  42,119            $  (5,879)          (14)%
   Services                                      10,350               6,740                3,610            54
                                        -----------------    ----------------    ----------------
        Total revenues                           46,590              48,859               (2,269)           (5)
Cost of revenues:
   License fees                                   1,303               2,737               (1,434)          (52)
   Service fees                                   4,843               3,338                1,505            45
   Amortization of intangibles from
      acquisitions                                2,967               2,403                  564            24
                                        -----------------    ----------------    ----------------
        Total cost of revenues                    9,113               8,478                  635             8
                                        -----------------    ----------------    ----------------
Gross profit                                     37,477              40,381               (2,904)           (7)
Operating expenses:
   Research and development                       8,583               8,409                  174             2
   Selling and marketing                         13,749              11,227                2,522            22
   General and administrative                     8,804               6,635                2,169            33
   In-process research and development
                                                    500               5,400               (4,900)          (91)
                                        -----------------    ----------------    ----------------
        Total operating expenses                 31,636              31,671                  (35)           --
                                        -----------------    ----------------    ----------------
              Operating income                    5,841               8,710               (2,869)          (33)
   Interest and other income, net                 1,317                 755                  562            74
   Impairment losses on investments                  --              (5,298)               5,298          (100)
   Gains on strategic investments                    78                  --                   78           100
                                        -----------------    ----------------    ----------------
        Income before income taxes                7,236               4,167                3,069            74
   Income taxes                                   1,148               2,843               (1,695)          (60)
                                        -----------------    ----------------    ----------------
        Net income                            $   6,088           $   1,324            $   4,764           360
                                        =================    ================    ================


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                        -------------------------------------
                                              2005                2004               $ CHANGE            % CHANGE
                                        -----------------    ----------------    ----------------    ----------------
Revenues:
   Licenses                                   $ 116,461           $ 108,950           $   7,511                7%
   Services                                      25,800              13,561              12,239               90
                                        -----------------    ----------------    ----------------
        Total revenues                          142,261             122,511              19,750               16
Cost of revenues:
   License fees                                   4,297               5,766              (1,469)             (25)
   Service fees                                  12,226               5,077               7,149              141
   Amortization of intangibles from
      acquisitions                                7,849               3,959               3,890               98
                                        -----------------    ----------------    ----------------
        Total cost of revenues                   24,372              14,802               9,570               65
                                        -----------------    ----------------    ----------------
Gross profit                                    117,889             107,709              10,180                9
Operating expenses:
   Research and development                      25,205              19,704               5,501               28
   Selling and marketing                         39,698              28,553              11,145               39
   General and administrative                    24,691              17,268               7,423               43
   In-process research and development              500               5,400              (4,900)             (91)
   Amortization of deferred stock
      based compensation                             --                 185                (185)            (100)
                                        -----------------    ----------------    ----------------
        Total operating expenses                 90,094              71,110              18,984               27
                                        -----------------    ----------------    ----------------
              Operating income                   27,795              36,599              (8,804)             (24)
   Impairment losses on investments              (5,822)            (5,478)                (344)               6
   Gains on strategic investments                   174               1,220              (1,046)             (86)
   Interest and other income, net                 3,228               2,468                 760               31
                                        -----------------    ----------------    ----------------
        Income before income taxes               25,375              34,809              (9,434)             (27)
   Income taxes                                   7,750              13,874              (6,124)             (44)
                                        -----------------    ----------------    ----------------
        Net income                            $  17,625           $  20,935           $  (3,310)             (16)
                                        =================    ================    ================

        LICENSE REVENUES. Our license revenues decreased $5.9 million or 14% from the three months ended September 30, 2004 to the three months ended September 30, 2005, and increased $7.5 million or 7% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. Revenue for the three months ended September 30, 2005 includes revenue from our Zero G acquisition in June 2005 and our Trymedia acquisition in July 2005. The decrease in license revenue from the three months ended September 30, 2004 to the three months ended September 30, 2005 is primarily due to the decline in DVD revenue. DVD revenue decreased primarily due to continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. The decrease in DVD revenue was partially offset by the increase in PPV and VOD royalty revenue. The increase in license revenue from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is primarily due to the inclusion of InstallShield since its acquisition on July 1, 2004, partially offset by the decline in revenue from our DVD copy protection business.

        SERVICE REVENUES. Our service revenues increased $3.6 million or 54% from the three months ended September 30, 2004 to the three months ended September 30, 2005, and increased $12.2 million or 90% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase from the prior year's quarter to the current quarter is primarily due to the growth in our software business and the inclusion of Trymedia since its acquisition on July 29, 2005. The increase from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is primarily due to the inclusion of InstallShield maintenance and consulting services. To a lesser extent, the increase is also due to higher maintenance revenue from FLEXnet Publisher products as the customer base continues to grow.

        COST OF REVENUES - LICENSE FEES. Cost of revenues from license fees as a percentage of license revenues decreased from 6% for the three months ended September 30, 2004 to 4% for the three months ended September 30, 2005, respectively, and decreased from 5% for the nine months ended September 30, 2004 to 4% for the nine months ended September 30, 2005. Cost of revenues from license fees decreased $1.4 million or 52% from the three months ended September 30, 2004 to the three months ended September 30, 2005, and decreased $1.5 million or 25% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The decrease from Q3 2004 to Q3 2005 is primarily due to a decrease in patent defense costs and replicator fees. Cost of revenues includes items such as replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

        COST OF REVENUES - SERVICE FEES. Cost of revenues from service fees as a percentage of service revenues decreased from 50% for the three months ended September 30, 2004 to 47% for the three months ended September 30, 2005 due to several lower margin consulting projects in the third quarter of 2004. Cost of revenues from service fees as a percentage of service revenues increased from 37% for the nine months ended September 30, 2004 to 47% for the nine months ended September 30, 2005. This increase is primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increase is also due to higher costs associated with the expansion of our professional services group to support additional consulting and implementation projects. Cost of revenues from service fees increased $1.5 million or 45% from the three months ended September 30, 2004 to the three months ended September 30, 2005 due primarily to increased professional services costs in our Software Technologies Group and increased costs to support our Entertainment Technologies service products including Hawkeye and Trymedia's ActiveMARK product which was acquired in July 2005. Cost of revenues from service fees increased $7.1 million or 141% for the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increases are primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increases are also due to higher costs associated with the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. The increase is also due to increased costs to support our Entertainment Technologies service products including Hawkeye and ActiveMARK. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our consulting practice and our service products.

        COST OF REVENUES - AMORTIZATION OF INTANGIBLES FROM ACQUISITIONS. Cost of revenues from amortization of intangibles increased $564,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005, and increased $3.9 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase from the prior year's quarter is due primarily to the amortization of intangibles from the acquisitions of ZeroG in June 2005 and Trymedia in July 2005. The increase from the nine months ended September 30, 2004 to the nine months ended 2005 is primarily due to the amortization of intangibles from the acquisitions of InstallShield in July 2004, ZeroG in June 2005, and Trymedia in July 2005.

        RESEARCH AND DEVELOPMENT. Research and development expenses were consistent with the prior year's quarter but increased by $5.5 million or 28% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase is primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increases are also due to higher consulting costs associated with increased research and development activities for our video anti-ripper technology, music copy protection technology, peer-to-peer anti-piracy and software value management products. Research and development expenses increased as a percentage of revenues from 17% in the three months ended September 30, 2004 to 18% in the three months ended September 30, 2005, and increased from 16% in the nine months ended September 30, 2004 to 18% in the nine months ended September 30, 2005. On October 27, 2005, our Board of Directors approved a program to consolidate our divisional operations which will result in a reduction in worldwide headcount by approximately 10%. These collective actions are designed to allow us to improve our cost structure and improve operating efficiencies. As a result, research and development expenses are expected to decrease as a percentage of revenue over time.

        SELLING AND MARKETING. Selling and marketing expenses increased by $2.5 million or 22% from the three months ended September 30, 2004 to the three months ended September 30, 2005, and increased $11.1 million or 39% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase from the three month period from 2004 to 2005 is primarily due to increased headcount and related costs to support the growth of the business. To a lesser extent, the increases are due to increased marketing activity and additional costs to support Trymedia. The increase from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increase is due to increased headcount and related costs to support the growth of the business. Selling and marketing expenses increased as a percentage of revenues from 23% in the three months ended September 30, 2004 to 30% for the three months ended September 30, 2005, and increased from 23% from the nine months ended September 30, 2004 to 28% for the nine months ended September 30, 2005.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2.2 million or 33% from the three months ended September 30, 2004 to the three months ended September 30, 2005, and increased $7.4 million or 43% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increase for the three month period from 2004 to 2005 is due to higher costs associated with the overall growth of our business units. The increase for the nine month period from 2004 to 2005 is primarily due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield on July 1, 2004. To a lesser extent, the increases are also due to costs incurred for compliance with the Sarbanes-Oxley Act of 2002 and higher costs to support the overall growth of our business units. General and administrative expenses increased as a percentage of revenues from 14% in the three months ended September 30, 2004 to 19% in the three months ended September 30, 2005 and increased from 14% in the nine months ended September 30, 2004 to 17% in the nine months ended September 30, 2005. On October 27, 2005, our Board of Directors approved a program to consolidate our divisional operations which will result in a reduction in worldwide headcount by approximately 10%. These collective actions are designed to allow us to improve our cost structure and improve operating efficiencies. As a result, our general and administrative expenses are expected to decrease as a percentage of revenue over time.

        AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION. In connection with the acquisition of Globetrotter in 2000, approximately 783,742 Globetrotter employee stock options were exchanged for Macrovision stock options, resulting in a deferred stock-based compensation charge of approximately $37.9 million. Amortization of deferred stock-based compensation decreased $185,000 from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The decreases are due to the completion of the vesting schedule for such stock options. The expense associated with amortization of this stock-based compensation ended in the first quarter of 2004.

        IMPAIRMENT LOSSES ON STRATEGIC INVESTMENTS. During the first quarter of 2005 and the third quarter of 2004, we recorded $5.8 million and $5.3 million, respectively, in charges relating to an other-than-temporary impairment in our investment in Digimarc. During the first quarter of 2004, we recorded $180,000 in charges relating to other-than-temporary impairments in our investment in iVast. No such impairments were recorded in the third quarter of 2005.

        GAINS ON STRATEGIC INVESTMENTS. During the first quarter of 2004, we received $1.2 million in cash for our interest in InterActual Technologies, the assets of which were acquired by a third party during the first quarter of 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the nine months ended September 30, 2004, we recorded a gain on strategic investments of $1.2 million. During the three and nine months ended September 30, 2005, we recorded additional gains of $78,000 and $174,000, respectively, for our investment in InterActual Technologies.

        INTEREST AND OTHER INCOME, NET. Interest and other income increased $562,000 or 74% from the three months ended September 30, 2004 to the three months ended September 30, 2005. Interest and other income increased $760,000 or 31% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The increases are due to larger balances invested as well as higher interest rates.

        INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes at an effective rate of 68% and 16% for the three months ended September 30, 2004 and 2005, respectively. The effective tax rates for the nine months ended September 30, 2004 and 2005 are 40% and 31%, respectively. The change in effective tax rates from 2004 to 2005 is primarily due to the change in tax jurisdictions where our income was earned, the increase in valuation allowance, impact of finalizing prior year tax returns, purchase accounting and lapse of statute of limitations related to certain tax years.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $35.9 million and $36.3 million for the nine months ended September 30, 2005 and 2004, respectively. Cash provided by operating activities decreased $0.4 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005. The decrease in cash flow from operations is primarily related to the payment of liabilities assumed from the Trymedia acquisition, offset by the increase in customer collections from increased sales during the period.

        Investing activities used net cash of $23.0 million and $545,000 for the nine months ended September 30, 2005 and 2004, respectively. Cash flow from investing activities decreased $22.4 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005, primarily due to the acquisitions of Zero G and Trymedia, partially offset by proceeds from investments. We made capital expenditures of $7.0 million and $3.3 million during the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures are primarily for computer equipment, leasehold improvements and furniture and fixtures for additional office space.

        Net cash provided by financing activities was $10.9 million and $7.0 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases.

        In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders' equity. We did not repurchase any stock during the nine months ended September 30, 2005 and 2004 and no other repurchases have been made under this program to date.

        At September 30, 2005, we had $127.7 million in cash and cash equivalents, $97.5 million in short-term investments and $21.1 million in long-term marketable investment securities, which includes $13.7 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next quarter will not exceed $3.0 million. We also have future minimum lease payments of approximately $47.6 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

        We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

        In November 2002, we acquired the assets and operations of Midbar Tech
(1998) for approximately $17.8 million in cash and related acquisition costs. In addition, we were subject to additional consideration due based on a percentage of revenues derived from sales of music technology products through December 31, 2004. During the nine months ended September 30, 2004, we paid $783,000 of such contingent consideration in cash relating to revenues generated in the second half of 2003. The final contingent consideration payment of $497,000 was made during the first quarter of 2005.

        In July 2004, we acquired the operations and certain assets of InstallShield Software Corporation ("InstallShield") for approximately $77.1 million in cash, including related acquisition costs. We also assumed certain liabilities as part of the acquisition. Under the terms of the acquisition agreement, an additional contingent payment of up to $20.0 million may have been required to be made based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we determined that there was no additional payment required under the terms of the acquisition agreement. InstallShield shareholders have notified us that they are disputing our determination and are seeking the contingent payment in an amount exceeding $15 million. See Legal Proceedings.

        In June 2005, we acquired Zero G for approximately $10.6 million. We paid cash of $9.9 million at closing and $0.7 million in the third quarter of 2005 as Zero G shareholders surrendered the balance of their stock.

        In July 2005, we acquired Trymedia for approximately $31.7 million of which $31.2 million was paid in cash. The remaining $0.5 million in cash is expected to be paid to Trymedia shareholders as they surrender the balance of their stock.

        On October 27, 2005, our Board of Directors approved a program to consolidate our divisional operations which will result in a reduction in worldwide headcount by approximately 10%. These collective actions are designed to allow us to improve our cost structure and improve operating efficiencies. We estimate to incur approximately $2 to $3 million in restructuring charges during the fourth quarter of 2005.

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

CONTRACTUAL OBLIGATIONS

        We signed agreements that extended the lease of our corporate headquarters for an additional five years and committed to lease additional office space in an adjacent building. The term of the lease for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. We have recorded rent expense on a straight-line basis based on contractual minimum lease payments from January 2005 through January 2017. We occupied the new office space in April 2005. Our aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of September 30, 2005 were as follows (in thousands):

                                                    Operating
                                                      Leases
                                                   ------------
                Remainder of 2005                    $   1,462
                2006                                     5,620
                2007                                     5,900
                2008                                     6,051
                2009                                     5,009
                2010 and thereafter                     23,555
                                                   ------------

                Total                                $  47,597
                                                   ============

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We adopted the disclosure requirements under EITF 03-1 in 2004. We do not expect the adoption of EITF 03-1 to have a material impact on our results of operations or financial condition.

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

        In December 2004, the FASB issued Financial Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" (FSP 109-2). On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by including an 85 percent deduction for certain foreign earnings that are repatriated, as defined in the Act, at an effective federal tax cost of 5.25 percent. FSP 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the "indefinite reversal criteria" under APB 23, "Accounting for Income Taxes - Special Areas," and requires explanatory disclosures from companies that have not yet completed the evaluation. We are in the process of evaluating whether it will repatriate any foreign earnings under the Act and, if so, the amount that it will repatriate. Based on our analysis of the Jobs Creation Act, although not yet finalized, it is reasonably possible that under the repatriation provisions of the Jobs Creation Act, we may repatriate some amount of earnings between $0 and $82 million, with the respective tax liability between $0 and $6.5 million. We expect to be in a position to finalize our assessment by December 2005.

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

        In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

        Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash, cash equivalents, short-term investments and long-term marketable investment securities of $246.3 million as of September 30, 2005. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

        We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $147,000 decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of September 30, 2005. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio's yield regenerates itself as portions of the portfolio mature.

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

        STRATEGIC INVESTMENTS. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $13.7 million and $18.8 million, represented 3% and 4% of our total assets as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of September 30, 2005. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the nine months ended September 30, 2005 and 2004, we charged $5.8 million and $5.5 million, respectively, of impairments that were other-than-temporary to operations.

ITEM 4.  CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


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

        An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge ("APJ") decided to proceed with the second interference first. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to us. As a result of this decision, we may have to forfeit a portion of its United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust's motion regarding a claim that errors were committed by us during the original prosecution of the `281 patent. As a result of this decision, our patent claims in the interferences are rendered unenforceable. At this time, we are considering various options to appeal these decisions. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. We anticipate the APJ will render a decision in the fourth quarter of 2005.

        We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the first quarter of 2006. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

MACROVISION VS. 321 STUDIOS LLC

        On January 7, 2004, we initiated a lawsuit in the Southern District of New York against 321 Studios LLC, a producer of cloning software products, alleging that 321 Studios infringes our patented copy protection technology and also violates the U.S. Digital Millennium Copyright Act of 1998. On May 11, 2004, we were granted a preliminary injunction barring 321 Studios from selling various versions of its DVD copying software, and on September 15, 2005, we were granted a permanent injunction. 321 Studios has announced cessation of its operations and has claimed to have discontinued sales and/or distribution of enjoined products.

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

INSTALLSHIELD SOFTWARE CORPORATION LIQUIDATING TRUST VS. MACROVISION

        On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidity Trust (the "Trust".) The Trust is demanding arbitration of certain disputes between the Trust and us1 pursuant to Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software

Corporation, the Company, Macrovision Europe Limited, and Macrovision International Holding L.P. (the "Agreement"). Under the Agreement, we may have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that the payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend our self in the arbitration proceeding.

        As of September 30, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

                                                                       INCORPORATED BY REFERENCE
                                                              --------------------------------------------
   EXHIBIT                                                                                                     FILED
   NUMBER                   EXHIBIT DESCRIPTION                    FORM            DATE          NUMBER         HEREWITH
--------------    ----------------------------------------    ---------------   -----------    -----------     -----------
10.01             Form of Indemnification Agreement to                                                             X
                  be entered into by Macrovision
                  Corporation with each of its directors
                  and executive officers

10.02             Offer letter to Alfred J. Amoroso                8-K            7/5/05          10.1
                     dated June 8, 2005

10.03             Executive Severance and Arbitration              8-K            7/5/05          10.2
                     Agreement with Alfred J. Amoroso
                     dated July 5, 2005

10.04             Indemnification Agreement with Alfred            8-K            7/5/05          10.3
                     J. Amoroso dated July 5, 2005

10.05             Offer letter to James Budge dated July           8-K            9/6/05          10.1
                     22, 2005

10.06             Executive Severance and Arbitration              8-K            9/6/05          10.2
                     Agreement with James Budge dated
                     September 6, 2005

31.01             Certification of the Chief Executive                                                             X
                     Officer pursuant to Securities Exchange
                     Act Rules 13a-15(e) and 15d-15(e) as
                     adopted pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

31.02             Certification of the Principal Financial                                                         X
                     Officer pursuant to Securities Exchange
                     Act Rules 13a-15(e) and 15d-15(e) as
                     adopted pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002.

32.01             Certification of the Chief Executive Officer                                                     X
                     pursuant to 18 U.S.C Section 1350, as
                     adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

32.02             Certification of the Principal Financial                                                         X
                     Officer pursuant to 18 U.S.C Section 1350,
                     as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Macrovision Corporation
AUTHORIZED OFFICER:



Date:    November 4 , 2005           By:    /s/ Alfred J. Amoroso
       --------------------------        ---------------------------------------
                                         Alfred J. Amoroso
                                         Chief Executive Officer


PRINCIPAL FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:



Date:    November 4, 2005            By:    /s/ James Budge
       ------------------------          ---------------------------------------
                                         James Budge
                                         Chief Financial Officer