Form 10-K
period 2005-12-31
MACROVISION CORP
filed 2006-03-02
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

(408) 562-8400

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act).

(check one)     Large Accelerated Filer  ☑        Accelerated Filer  ☐         Non-acelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,139,771,953 as of June 30, 2005, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 15, 2006, was 51,366,388 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2005.

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

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A.—Risk Factors.” We specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Macrovision Corporation, a Delaware corporation founded in 1983, provides digital lifecycle value management solutions that enable the delivery and enhanced use of software and content. Our solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, and a host of related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate Trymedia Systems, the world’s largest distribution network for downloadable PC games. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators and enterprise information technology organizations.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, Macrovision®, ActiveMark®, ActiveReach™, AdminStudio®, C-Dilla®, DemoShield®, FLEXbill™, Flex Certified™, FLEXenabled™, FLEXlm®, FLEXnet™,, GLOBEtrotter®, Hawkeye™, Hawkeye Anti-Piracy™, InstallShield®, InstallShield Developer®, InstallShield DevStudio®, InstallShield Professional®, RipGuard™, RipGuard DVD™, SafeAuthenticate®, SafeCast®, SafeDisc®, SafeDVD™, SAFESTREAM™, SafeWrite™, SAMsuite™, SOFTSUMMIT®, TotalPlay™, TotalPlayCD™, TotalPlayDVD™, TryGames™, TryMedia Systems® and Zero G Software®.

Industry Background

The design, distribution, protection and consumption of all forms of digital content and software are experiencing an unprecedented amount of change. In the case of entertainment content, with the expansion of high-bandwidth internet infrastructure and the industry shift to digital media, PC-based entertainment platforms, digital portable devices, Internet downloads and the proliferation of peer-to-peer file sharing networks, content and copyright owners are increasingly vulnerable to unauthorized use of their content. With the increased sales of inexpensive, easy to use in-home copying devices, such as VCRs, CD and DVD recorders, and PC based hard drive recorders, consumers have the ability to make unauthorized copies of video, audio and software content.

Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/P2P piracy. The International Intellectual Property Alliance estimated that copyright piracy, not including Internet piracy, around the world inflicts $23-$25 billion in annual losses to the U.S. copyright industries. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television program distributors and software games publishers have become more concerned with protecting their intellectual property.

Many of the same challenges confront the software industry. Independent software vendors and systems vendors are similarly concerned about unlicensed or illicit use of their application software, both in the enterprise environment (where license terms may be lost in the midst of corporate IT confusion or ignored) and in the consumer markets (where PC software may be copied and redistributed). According to the Business Software Alliance (“BSA”) and International Data Corporation (“IDC”) report of May 2005, worldwide PC software piracy accounts for approximately $33 billion in lost sales annually. In addition, in the software industry, publishers need simple, scalable solutions to account for the use of their products and also are seeking ways to flexibly price and package their products in order to reach a larger share of the available market. Furthermore, as software complexity grows, publishers are seeking ways to simplify their customers’ software experience. Enterprise customers are particularly focused on reducing their total cost of ownership of software and reducing their support burden. Tools that provide a simple installation, activation and maintenance experience are winning favor with these enterprise customers. The multi-billion dollar challenge for the software industry, and their end-customers, is to simultaneously optimize accountability, manageability, stability and delivery in a constantly evolving business environment.

Macrovision Business and Solutions

We develop and market a broad array of digital lifecycle value management technologies for three distinct customer groups: Entertainment and Content Producers and Distributors, Software Publishers, and EnterpriseEnd Users.

Entertainment and Content Producers and Distributors

Macrovision solutions enable the delivery and use of digital goods in the entertainment and content marketplaces. Our solutions provide enhanced consumer uses, digital distribution and merchandising and flexible content security, authentication and digital rights management (“DRM”).

Video Technology

Packaged Media Solutions. Motion pictures typically generate two-thirds of their revenue from the sales of packaged media, primarily DVDs. According to International Federation of Phonographic Industries (“IFPI”), as of the end of 2005, 94% of U.S. households had at least one DVD player and 90% also have a VCR. Any household that owns a DVD-R, PVR, PC, media center or a VCR is capable of making unauthorized high quality digital and analog copies unless that content is properly copy protected against this variety of threats. As new distribution models evolve, including video portability, simultaneous theatrical and DVD release dates, Internet and other electronic distribution and the developing PC-based home theater experience, solutions that protect the DVD from unauthorized copying are critical to preserving the motion picture studio revenues.

Our business originated in analog video content security, or analog copy protection (“ACP”), which has been used to protect over 4.7 billion videocassettes worldwide since 1985 and over 5.5 billion DVDs worldwide since 1997. Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital pay-per-view (“PPV”) or video-on-demand (“VOD”) programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Most of the Motion Picture Association of America (“MPAA”) studios use our video content security technology to protect some or all movie releases on videocassette or DVD. In addition, nearly every DVD player,

VCR, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology, licensed by Macrovision, to ensure that ACP-secured DVDs and VHS tapes are properly recognized and thus secured. We believe that our technology is accepted as the de facto industry standard for analog video copy protection.

In recent years, digital content protection has increased in importance. As of May 2005, 12% of all PCs in the world were equipped to make perfect, digital “rips” or copies of DVDs. Consumers can make a perfect digital copy of a DVD in minutes by using inexpensive PC DVD burners coupled with copying software that is widely available in electronics stores and from Internet sites, with many of these software products being available free-of-charge. This class of software technology, known as DeCSS rippers, breaks the CSS encryption code that is used on most movie DVDs, and often circumvents the Macrovision analog content security. Therefore, we believe such software packages violate the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”) and infringe our patents. Nevertheless many consumers acquire this type of software and add hacker software available on the Internet, and engage in unauthorized ripping and copying activities. Our RipGuard DVD technology, which is applied to the DVD at the time of manufacture, is designed to prevent unauthorized ripping on PCs without requiring any modification to the PC. We introduced RipGuard DVD in 2005, and to date, over 30 million DVDs that used the comprehensive content security solution of RipGuard DVD and ACP were shipped. In addition, RipGuard DVD is THX Verified to ensure the highest quality audio and video fidelity and also is certified “Spyware Safe” by PC Tools, a leading member of the Anti-Spyware Coalition.

PPV and VOD Solutions. Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems, or Internet-based download services. As entertainment content producers consider the idea of simultaneous or more closely staged theatrical, DVD and/or PPV/VOD release of content, studios have realized the importance of content security in digital PPV/VOD networks because high quality VHS and DVD copies can be made from the source analog video signal. Most digital PPV/VOD system operators have implemented our content security capability in their digital set-top boxes at the request of the Hollywood studios.

To protect content in such circumstances, Macrovision introduced our ACP-VOD and ACP-WMDRM solutions, which are derived from the same ACP technology used in our packaged media solution. These products are designed to allow content owners to copy protect their PPV/VOD movies, while at the same time allow consumers to store, move or share content as long as it is done within the parameters of the rules defined by copyright owners. To date, our content security technology has been embedded in over 185 million digital set-top boxes and DVRs worldwide.

Peer-to-Peer File Sharing Solutions

According to a June 2005 JupiterResearch consumer survey, 16.29 million online users aged 18 and over (or 11% of all online users) reported using file sharing applications to share music, movies or photos on a monthly or more frequent basis. Content owners believe they have been harmed by the free and unauthorized file sharing over these networks to such an extent that they have initiated lawsuits against several of the file sharing networks and even the individual consumers themselves. Our RipGuard DVD and TotalPlay CD content security solutions are designed to inhibit unauthorized video and music content from being made available over P2P networks. Our Hawkeye Peer-to-Peer Anti-Piracy service is a global network solution designed to deter the majority of users from obtaining any unauthorized copies of copyrighted content from P2P file sharing networks. Content owners are able to designate which music tracks, music albums, movies, television episodes, games or software applications they want to protect, and our technology is activated as a service to find and protect those specific files on various file sharing networks.

Music Technology

Packaged Media Solutions. The music industry continues to be at a digital crossroads. Approximately 33% of recordings sold worldwide are reportedly illegal copies, resulting in an estimated $4.6 billion of lost industry sales in 2003 alone, according to IFPI’s “Music Piracy Report 2005.” Consequently, the music industry is pursuing multiple initiatives to reverse the sales declines, including CD content security and digital rights management technologies.

Our TotalPlay CD product, introduced in November 2005, allows consumers to put the CD into a PC and move and use their music the way they want while at the same time protecting music labels from the prospect of rampant copying. TotalPlay CD provides a simple and consistent way for consumers to legitimately make copies, share their music with friends and create compilations. TotalPlay CD also enables music publishers to provide an enhanced consumer experience by including extra features such as lyrics, album art, unlockable web content, videos, photos, web links, and other exclusives, all available from a simple user interface. TotalPlay CD and our packaged media solutions for the music industry have been used on over 600 million music CDs worldwide through 2005. TotalPlay CD is certified as 100% Spyware Safe by PC Tools and as Designed for Windows XP ensuring a secure and stable consumer experience.

Network Solutions. In addition to our technologies to prevent the unauthorized copying of music CDs, we are actively involved in developing and marketing various technologies to meet the needs of emerging music delivery systems such as downloading and streaming via the Internet. As music CD sales decline in various key music markets as a result of the high penetration of personal computer-based CD-burners and proliferation of peer-to-peer file sharing services, the music industry is pursuing multiple initiatives to inhibit unauthorized downloading from peer-to-peer networks. We believe we are able to provide a comprehensive solution for music content publishers through the use of our TotalPlay CD solution, which inhibits unauthorized music content from being made available over P2P networks, in conjunction with our Hawkeye Peer-to-Peer Anti-Piracy service, which deters users from obtaining unauthorized music content from P2P networks.

PC Games Technology

The games industry is dealing with shrinking retail shelf space and the high risk of piracy, while at the same time struggling with much larger budgets for creating and promoting games. As a result, PC game developers are facing unprecedented revenue losses. With the proliferation of inexpensive high capacity CD-ROM burners, and the increase in broadband Internet connections to the home and small office and the dramatic increase in P2P network usage, individual consumers now have ready means for unauthorized copying and distribution of PC game content on a broad scale. Our SafeDisc Advanced and ActiveMARK technologies are designed to protect both CD/DVD-ROM and digital game content from unauthorized copying and provide game publishers with the ability to effectively protect their content from unauthorized copying and downloads while also enabling an entirely new revenue channel with online digital distribution. Macrovision has a network of over 300 distribution partners and a catalog of over 1200 games that it protects and promotes online.

At the same time, many of those same technologies are enabling a revolution in the gaming market—digital distribution. In July 2005, we acquired Trymedia Systems, a leading provider of secure digital distribution products and services for the video gaming industry, which operates the world’s largest distribution network for downloadable PC games.

Software Publishers

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

Our FLEXnet Publisher product offers an extensive set of digital lifecycle value management solutions for manufacturers and publishers. By incorporating our technologies into their products, manufacturers are able to improve their ability to provide a standard and seamless installation and activation experience, simplify product-marketing strategies, reduce unpaid usage and lower costs associated with product development, distribution, and delivery. We also offer manufacturers back-office products to help them better manage the entitlements they have granted their customers, as well as a hosted update service that enables manufacturers to keep their deployed products up to date and automatical deliver updates over the Internet.

Enterprise End-Users

Enterprise IT teams are looking for ways to keep their software end-users as productive as possible while minimizing their support costs. Organizations want to ensure they purchase enough licenses to fulfill the needs of their end-users but not waste money by continuing to license unnecessary assets. Such organizations also desire automated solutions that help them stay within the bounds of their purchased licenses, allow them to flexibly expand those bounds as needed, and maximize the reliability and availability of those licenses. Larger organizations also face significant challenges in rolling out software products to their thousands of employees and need to ensure that software is deployed easily without productivity loss to the enterprise.

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

Technology Licensing, Sales and Marketing

Technology Licensing. Content owners and software vendors utilize our solutions to secure their content or software and to ensure that their end-user customers pay them for the use of such content or software. We generate recurring revenues from a variety of sources by licensing our portfolio of digital content value management and software management technologies. We receive royalties and recurring revenues as follows:

•	Video, music and PC games content owners typically pay us a per-unit licensing fee for the right to use our proprietary content security solutions for DVDs, videocassettes, music CDs and CD-ROM games and a service-based fee for the right to use our peer-to-peer file sharing content management technologies;

•	Software vendors and enterprise end-user customers pay us a fee to license our technology using either time-based licenses or perpetual licenses combined with annual maintenance fees;

•	Consumer software publishers pay us a per-unit licensing fee to use our technology for CD-ROM content security and time-based or perpetual licenses for our DRM technology;

•	Digital set-top box and digital PVR manufacturers license our video content security solutions for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators;

•	Semiconductor companies that incorporate our digital PPV/VOD and DVD content security solutions into their semiconductor and reference designs pay us a one-time service fee to verify correct implementation of our content security technology in digital-to-analog application specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and DVR manufacturers;

•	Cable and satellite television system operators pay us a one-time license fee for the right to incorporate our video content security technology into their networks for PPV or VOD services. In addition, we are entitled to transaction-based royalty payments when content security for digital PPV or VOD programming is activated by system operators and content protected programs are purchased by subscribers; and

•	DVD hardware manufacturers (DVD consumer electronic player manufacturers and PC DVD drive suppliers) license our technology for an up-front fee and annual license fee.

Sales and Marketing. We market our digital content management and software management solutions directly to content owners and software vendors in the video, music, games and software markets. We also license our software asset management solutions directly to end-user enterprise customers. We supplement our direct sales efforts with reseller programs and service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations, and third party professional services, value added reseller, and systems integrator organizations in our enterprise software business. We also utilize a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and newsletters. As part of our FLEXnet platform, we established alliances with several partner companies to extend the FLEXnet ecosystem to include other third-party services and solutions. We have a worldwide network of resellers who help us sell our InstallShield products. The rapid expansion of broadband Internet connections for consumers and small businesses and the continued tightening of enterprise IT budgets may result in the adoption of new licensing and distribution models for our solutions. We believe this has created a large market opportunity for our digital lifecycle value management solutions.

Our primary locations for product development, business strategy, and operations are in our Santa Clara (California), Schaumburg (Illinois), San Francisco (California) and Maidenhead (United Kingdom) offices. We have sales and support operations through our U.S. sales force, and through our offices in the United Kingdom, Netherlands, Germany, France, Israel, Japan, Taiwan, Hong Kong, and Korea.

Customers

Our customers include major Hollywood studios; independent video producers; game producers and distributors, hardware and software vendors; music labels; consumer electronic, PC and digital set-top box manufacturers; PPV and VOD network operators; online retailers and portal and enterprise IT organizations.

Entertainment Producers and Distributors

We believe that our DVD content security technology is utilized as the leading analog-to-analog and analog-to-digital content security solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2005, 410 companies that manufacture DVD players or PC/DVD-ROM drives had signed agreements with us to incorporate our DVD content security technology into their hardware, including both Sony and Microsoft for their DVD-based game consoles PlayStation®2 and Xbox™. In addition, our entertainment content security solutions are licensed to 382 DVD authoring houses, 123 replication facilities, 227 VHS commercial duplication facilities, 135 digital set-top box and DVR manufacturers, 65 semiconductor component suppliers and 28 PPV/VOD system operators worldwide.

Our PPV/VOD content security technology is embedded in more than 185 million digital set-top boxes currently in use worldwide. We have licensed our content security technology for digital PPV/VOD to 107 set-top box and 28 DVR manufacturers. In 2005, Macrovision announced that it has licensed its analog content security solutions to Microsoft for home media center PC applications to protect PPV and VOD content. Furthermore, the processor that our customers use to apply our music content security solutions to their CDs, has been installed in 48 manufacturing plants worldwide, including plants in North America, Europe and Japan.

Our content security technology customers include the following leading companies:

Motion Picture Studios	PPV/VOD System Operators	Set Top Box / DVR Manufacturers
• Buena Vista Home Video (Disney)	• British Sky Broadcasting (UK)	• Daewoo Electronic
• HBO Home Video	• BS Conditional Access Systems (Digital BS Broadcast) (Japan)	• Mitsubishi Electric
• Lions Gate Entertainment	• DirecTV (North America)	• Motorola Broadband
• New Line Cinema	• EchoStar Communications (USA)	• Nokia Mutlimedia Terminals OY
• Paramount Pictures	• FOXTEL Management (Australia)	• Panasonic (MEI)
• Twentieth Century Fox Home Entertainment	• Galaxy Satellite Broadcast (Hong Kong)	• Philips Business Electronics
• Universal Studios Home Video (NBC)	• KDDI (Japan)	• Pioneer Electronics
• Warner Brothers Home Video	• Korea Digital Satellite Broadcast (Korea)	• Samsung Electronics
	• LodgeNet Entertainment (USA)	• Scientific-Atlanta
	• NTL (UK)	• Sony Electronics
	• Premiere Fernsehen (Germany)	• THOMSON Multimedia
	• Shaw Cablesystems (Canada)	• TiVo
	• SkyPerfecTV! (Japan)	• Toshiba

Music Labels	PC Games/Software Publishers	Trymedia
• Avex (Japan)	• Activision	• AOL
• EMI	• Apple	• Atari
• Pony Canyon (Japan)	• CDV Software Entertainment	• BigFish
• Sony/BMG	• Eidos	• Disney
• Universal	• Electronic Arts	• Sony
• Warner	• Hasbro (Infogrames)	• Take2 Interactive
	• Hyperion	• Yahoo!
• Microsoft
• 3DO
• Ubisoft Entertainment

No customer accounted for more than 10% of our net revenues in 2005 or 2004. One customer accounted for more than 10% of our net revenues in 2003.

Software Publishers

We believe that FLEXnet Publisher, our digital lifecyclevalue management product for manufacturers, is the industry leader. We have licensed our FLEXnet-related technologies in a range of markets to more than 3,800 software and hardware manufacturers, including:

• Adobe	• IBM
• Autodesk	• Sybase
• Cadence Design Systems	• Synopsys
• Cisco Systems	• UGS PLM Solutions
• Citrix	• Wind River Systems

In addition, we believe that our InstallShield (for Windows) and InstallAnywhere (for multi-platform environments) are industry-leading installation authoring solutions, having been sold to over 55,000 customers. All of the top 100 software publishers use InstallShield.

Enterprise End-Users

In addition we have licensed our FLEXnet Manager and SamSuite software asset management products to over 1,500 corporate/enterprise end-users, enabling these end-users to deploy, manage, and track the software they have purchased from our software vendor customers. Examples of such corporate end-user customers include:

• Agilent	• IBM
• BMW	• Lockheed Martin
• Boeing	• Motorola
• Eastman Kodak	• Nokia
• Ford Motor Company	• Philips
• Honeywell	• Siemens

Similarly, we have licensed our AdminStudio solutions to over 4,000 enterprise customers, including:

• Bank of America	• Liberty Mutual
• BMW	• Motorola
• Costco	• Procter & Gamble
• Disney	• Reuters
• Ford Motor Company	• UPS
• Honeywell	• US Navy

The Macrovision Growth Strategy

Leverage Key Customer Relationships. We currently maintain relationships with customers in various industry and market segments, including:

•	Video, music and PC games’ content providers such as the major Hollywood studios, independent movie producers, major record labels and independent record labels, and PC games publishers and distributors;

•	Large online retailers and portal websites

•	Hardware and software vendors, as well as enterprise organizations that use their products;

•	Content distributors such as the leading cable and satellite television system operators; and

•	Consumer electronics manufacturers of DVD players, CD and DVD drives, personal video recorders (“PVR”), and digital set-top boxes.

We intend to build our business by capitalizing on these customer relationships and targeting them for delivery of our existing and future digital lifecycle and distribution management technologies.

Introduce New Product Applications and Technologies. We intend to develop and acquire additional digital lifecycle value management solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities to improve technologies in our current fields of operations as well as in the areas of future optical formats, internet downloaded files, P2P file sharing antipiracy and commerce enablement, DRM licensing and interoperability, electronic license management and digital distribution solutions.

Expand and Protect Patent Position. We have built, and continue to add to, a large patent portfolio that helps differentiate our products. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and content security solutions that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We have patented many of these proprietary solutions, and our patents underpin our strong competitive position and financial model. We also have acquired key software rights management and content security patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively, including developing and obtaining patents covering a number of processes and devices that unauthorized parties could use to circumvent our DRM and content security solutions.

Continue To Make Strategic Acquisitions. We intend to continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies.

We have made a number of acquisitions since 1999. We acquired C-Dilla, Ltd. of the UK in June 1999 in order to have solutions for application software content security, license management and DRM business; in August 2000, we acquired Globetrotter Software, Inc., which facilitated our entry into electronic license management solutions for independent software vendors and software asset management solutions for enterprise end-users; in October 2000, we acquired Productivity through Software plc (“PtS”) of the UK, which was a distributor of our enterprise software solutions; in July 2001, we acquired the intellectual property and technology assets of AudioSoft, Inc., and in September 2001, we acquired the intellectual property and technology assets of MediaDNA, Inc., both of which provided us with significant intellectual property in the DRM business; in November 2002, we acquired the assets of Midbar Tech (1998) Ltd., which provided us with significant intellectual property and key personnel skilled in music copy protection and controlled disc burning applications; in May 2003, we acquired certain assets of TTR Technologies, Inc. to further enhance our intellectual property relating to music content security; in August 2003, we acquired intellectual property and other assets from NetPD, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space; in July 2004 and in June 2005, we acquired the intellectual property and assets of InstallShield Software Corporation and Zero G Software, Inc., respectively, both of which provided us with the ability to expand our product portfolio in the software management category and reach a larger software developer customer base. In July 2005, we acquired Trymedia Systems, Inc., which allowed us to move into the digital distribution and ecommerce enablement for the PC games market.

Technology

Entertainment Producers and Distributors

Video Technology

Our technology was originally designed to prevent unauthorized copying of VHS cassettes. We extended our solution to inhibit unauthorized PPV/VOD copying and DVD-to-VHS copying. Hardware manufacturers have designed their DVD-R devices to recognize our content security signal to inhibit DVD-to-DVD copying as well. The majority of the recently introduced PVRs, DVD/VCR combo units include recording devices that are designed to sense widely used content security solutions, and, as a result, they recognize Macrovision’s proprietary analog content security process and disable digital recording onto DVD discs.

DVD and Digital PPV/VOD Content Security. Videocassettes and DVDs are encoded with our video content security signal as they are manufactured. The result is that videocassettes and DVDs that are encoded with our content security signal will play normally on an analog TV set, but will cause generally unwatchable copies to be made on the vast majority of VCRs, and will shut down the analog-to-digital recording circuit of DVD recording devices, which include DVD-R devices and personal computers. The DVD and digital PPV/VOD versions of our video content security solutions employ proprietary electronic pulses placed in analog video streams and a second patented content security process which affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, the second patented content security process is more effective against circumvention by most “black box” circumvention devices that were sold in the past. Copy protection is implemented in DVD and digital PPV/VOD applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The content security circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or sent along with the PPV movie transmission to the subscriber’s set-top box or hard drive recorder. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the content security signal to the analog output of the DVD player or digital set-top box. As with videocassette content security, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette or DVD-R copy.

ACP-VOD Content Management. Our ACP-VOD technology can be used by content owners to control how long their PPV/VOD content may be stored on compliant digital set top box PVR units and home media center PC hard drives.

RipGuard DVD. RipGuard DVD is the digital content security counterpart of our ACP technology. It is designed to inhibit software ripper programs that are used on consumer PCs to make unauthorized copies of DVDs. It can be used in conjunction with ACP to give a combination analog and digital content security solution for optical discs. Ripguard DVD is a unilateral content security solution, in that it is applied to the DVD disc at the time of manufacture, and is designed to have no impact on the quality of the displayed video and requires no hardware or special software on the PC or DVD player device.

Peer-to-Peer File Sharing Solutions. Our Hawkeye technology can be used to protect copyrighted content by deterring the unauthorized file sharing of all types of digital content, including video, music and games over P2P networks.

Music Technology

In the music CD market, TotalPlay CD and packaged media solutions for the music industry were developed to provide an enhanced end user CD experience while also protecting against rampant copying. Each of the several TotalPlay and music content security functions (e.g., coding, hiding and timing) is covered by pending patent applications.

TotalPlay CD uses a combination of “passive” content security that inhibits the consumer from copying music to a personal computer for subsequent redistribution on Internet based file sharing services. In addition, we utilize a proprietary “active” copy protection solution on the same CD that enables music files to be copied to a personal computer hard disk and be managed/played via Windows Media Player (or other DRM system) but controls (at the copyright owner’s option) subsequent transfer to portable devices, CD-Rs, and the Internet, and subsequent burning of copied CDs. Our TotalPlay CD product requires the acceptance of an end-user license agreement prior to any automatic transfer of software code from the CD to the PC hard drive, ensuring both a consumer and rights owner friendly solution that can be used with any DRM. It is certified by third party testers to be spyware-free and to not utilize virus-prone rootkit technologies.

PC Games Technology

Our SafeDisc Advanced technology is licensed directly to software publishers, and to mastering and replication facilities that embed our patented digital signature during the CD manufacturing process. It is designed to prevent unauthorized copying by CD recorders or transfer from a CD/DVD-ROM to a hard disc drive, in a CD/DVD-ROM. SafeDisc is a “unilateral” content security solution, which means that all of the proprietary content security technology resides on the CD/DVD-ROM and nothing has to be added to or changed in the PC or CD/DVD-ROM hardware. Each CD/DVD-ROM published with the patented SafeDisc Advanced technology is premastered with encrypted executable files and contains authenticating instructions and a unique SafeDisc digital signature. Because SafeDisc Advanced is designed to operate while the disc is in the CD/DVD-ROM drive, it is ideally suited to PC games and education software and is not applicable for console games like Sony Playstation or Microsoft Xbox. When a user inserts an original SafeDisc-protected disc in a CD/DVD-ROM drive, the authentication software reads the digital signature, allowing the program to be decrypted and run normally. The digital signature and authentication process is transparent to the user. If a consumer or pirate uses a CD recording device or professional mastering equipment to duplicate a CD/DVD-ROM and make an unauthorized copy, SafeDisc is designed to inhibit the transfer of the digital signature to the copy. If someone attempts to use such an unauthorized copy, the digital signature cannot be found, decryption will not take place and the copy will not run.

SafeDisc also contains anti-hacking technology which is designed to prevent the compromise of its security features. Because of our widespread penetration in the PC games’ market, hackers have targeted and cracked several versions of SafeDisc. For us to continue to be successful in this market, we must continually stay a step ahead of the hacker community.

Software Publishers

FLEXnet Publisher enables software publishers and hardware manufacturers to price, package, and protect their software. Using FLEXnet Publisher, customers can electronically generate, track, enforce, and update their software licenses and guard against unauthorized use by implementing product activation or content security. FLEXnet Publisher also enables software publishers to generate additional revenue by offering their customers a broad choice of pricing and licensing models, including subscription- and usage-based models.

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

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new technologies related to our various digital product value management offerings. Our core competencies are in electronic license management and license delivery software, installer software, anti-hacking software, digital and analog video and audio engineering, content security engineering and optical media formats. We have acquired other companies and technologies to supplement our research and development expenditures. In 2005, 2004 and 2003, our expenses for research and development were $34.4 million, $28.7 million and $17.8 million, respectively.

Intellectual Property Rights

Patents Issued & Pending. As of February 1, 2006, we hold 109 U.S. patents and have 121 U.S. patent applications pending. Of the issued patents, 41 relate to our content security solutions, 26 relate to video scrambling, 14 relate to audio scrambling, nine relate to electronic license management and five relate to DRM technology (namely content usage control, tracking, and e-transactions). Of the pending patent applications, 57 relate to our content security solutions, eight relate to video scrambling, 15 relate to audio scrambling, 22 relate to electronic license management and 11 relate to DRM technology. The last of our issued U.S. patents expires in 2022. The last of our core group of analog content security patents expires in the year 2021. We also have 831 foreign patents issued and 384 foreign patent applications pending in 42 countries. Of the issued foreign patents, 523 relate to our content security solutions, 117 relate to video scrambling, 48 relate to audio scrambling, and 26 relate to electronic license management and DRM.

Circumvention Technology Patents. Included in the patents related to our content security solutions are 14 U.S. and 117 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video content security solutions. We also have eight U.S. and 19 foreign circumvention technology patents pending. We have historically used these patents to limit the proliferation of devices intended to circumvent our video content security solutions. We have initiated a number of patent infringement lawsuits against manufacturers and distributors of such devices. See “Legal Proceedings.”

Competition

Entertainment Producers and Distributors

Video Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We believe that there are currently no significant analog video content security competitors. We have the only analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders and hard drive recorders. Currently, our video content security technology is embedded in nearly 100% of all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be tested and accepted by hardware manufacturers and ultimately to begin to be embedded into the consumer electronic devices. By the time this would happen, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.”

Our technology is designed to inhibit or prevent unauthorized consumer copying; it is not designed to prevent professional piracy. We believe that our customers are very concerned with professional piracy of their video, audio and software products. We believe that our customers’ assessment of the relative threats of professional versus consumer piracy may present a certain level of competition to our video content security business, to the extent that some content owners may decide to devote more of their resources to fighting professional video piracy instead of using our copy protection to deter unauthorized consumer copying.

With the increase in online movie and music distribution over the Internet, and with the continuing advance of digital content and high definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals may be viewed by our customers as being less important than the other digital and network content protection solutions. As a result, other Internet-based digital content security or DRM technologies may present significant competition to our video content security business, such as DRM offerings by Intertrust, Microsoft, Apple, RealNetworks, Contentguard, Philips, IBM and Sony. In addition, Sony’s ARccOS product may present competition to our RipGuard DVD business. Competitors may also bundle their products with their own replication services, and by doing so, those competitors may be able to offer lower prices for the combined offering and therefore studios may switch to such replication facilities.

Peer-to-Peer File Sharing Content Management Technology. In 2005, several of our competitors in this space either left the market or were acquired by other companies. We believe there are two primary competitors left in the P2P file sharing content management market: ARTISTdirect’s MediaDefender and SafeNet’s MediaSentry. While these competitors were the first in this market and are very competitive in terms of pricing, we believe that our Hawkeye technology has the advantage of being able to more efficiently scale the solution to accommodate growing numbers of simultaneous titles/tracks that are content protected and has been proven to be more effective at deterring more downloads than the competition.

Music Technology

We believe that there are a limited number of direct competitors in the audio copy protection and rights management market, including SunnComm, Sony, First4Internet and Settec, with Sony having substantially greater financial and other resources than we have. Even though the majority of music CDs produced do not include any content security technology from any supplier, to date, we believe we have a significant market share of the CDs produced worldwide to which audio CD content security has been applied.

In January 2003, Microsoft announced the release of its Windows Media® Data Session Toolkit (“WMDST”) with a DRM solution that can to be deployed independently of our solutions. The announcement included SunnComm as the first company to integrate a third party music CD content security technology with Microsoft’s WMDST. We believe that SunnComm uses technology that is competitive with our TotalPlay CD technologies. It is possible that Microsoft may develop or acquire content protection and rights management solutions that compete with our offerings. We have a non-exclusive agreement with Microsoft to allow their Windows Media Player and WMDST to interoperate with our TotalPlay CD solution.

PC Games Technology

We believe that there are a limited number of competitors in our SafeDisc Advanced consumer software content protection market, including Sony SecuROM (developed and marketed by Sony’s DADC optical disk manufacturing subsidiary), StarForce Technologies, Settec and Smarte Solutions.

We also believe that there are a small number of competitors to ActiveMARK for the protection and digital distribution of games online, including Boonty, Oberon and Real Network’s RealArcade.

Software Publishers

Our primary competition in the electronic license management market comes from customers and prospects that develop their own homemade solutions. We have other more traditional competitors in various subcomponents of our offerings, including SafeNet (who acquired Rainbow Technologies, and has a license management offering) and Altiris (who acquired Wise and has an installer offering). There are other much smaller competitors as well, including companies such as XtreamLok, Softwrap and Reprise Software. Operating system developers such as Microsoft, IBM and Sun already integrate limited license management and installation functionality into their products, and they could expand this functionality, which could pose an increased competitive threat. Similarly, microprocessor suppliers may choose to integrate rights management solutions into their products, and software resellers could also begin to develop their own electronic license management solutions.

Enterprise End-Users

Macrovision provides software asset management solutions to help end users monitor, manage, and track FLEXenabled and other software applications. Because we encrypt the FLEXnet usage log files, we are the only ones authorized to read and interpret the FLEXnet usage log files for purposes of software asset management. We believe that there are currently no significant competitors in this particular software asset management area. In the larger market of software asset management in general, products such as CA Unicenter and IBM Tivoli offer related and sometimes overlapping functionality.

AdminStudio, one of our InstallShield heritage products, enables enterprise system administrators to prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management). It is used as a front-end preparation tool to assess whether there are any software application conflicts with other installed software prior to deploying to all the end user PCs. We believe our primary competitor is Altiris (for our AdminStudio and Windows installer business). Altiris acquired Wise’s PackageStudio product and we believe that PackageStudio currently outsells AdminStudio, in part due to historical distribution arrangements established before the Altiris acquisition.

Solution Architect enables the development and deployment of distributed applications. It facilitates the assembly of such applications during development, easing the development process. It also simplifies the eventual deployment of these distributed applications in an enterprise environment.

Operations and Technical Support

We have technical support and certification operations to support our DVD manufacturer licensees, set-top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. We provide technical support and professional services to our independent software vendor customers and enterprise end user organizations during pre-sale, implementation and maintenance phases of our contracts.

We provide a variety of technical support to our customers, including:

•	We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows;

•	We provide pre- and post-sales professional services and technical support, post-sales technical support, maintenance support, training, integration and software development services to customers incorporating FLEXnet and InstallShield in their applications, as well as to enterprises who use our FLEXnet Manager and Admin Studio solutions;

•	We support the efforts of television, VCR, PVR and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content security solutions;

•	We assist semiconductor manufacturers in incorporating and certifying our video content security solutions into a variety of digital video integrated circuits;

•	We regularly test the effectiveness and transparency of our video, audio and PC games copy protection technologies on representative samples of consumer televisions, VCRs, DVD players, DVD drives and PVRs, and music CD player and recorder devices to determine whether modifications or enhancements may be necessary;

•	We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc modules;

•	We provide training and application support for the SafeDisc, TotalPlay, and Ripguard software toolkits; and

•	We test for SafeDisc, TotalPlay, and Ripguard compatibility and effectiveness with a variety of PC and CD/DVD drive software and hardware.

Our strategy is to license our technologies to third parties that manufacture products or software incorporating our technologies. For our InstallShield products which are mostly distributed on CD-ROMs as boxed software, we contract with outside replicators to produce, package, and fulfill orders. Our manufacturing operations are limited to low volume video and audio content security processors used by third party replicators that require in-house system integration and quality control efforts.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted in recent years to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners.

In the United States, Congress enacted the Digital Millennium Copyright Act (“DMCA”) in October 1998. This law required all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. The DMCA includes a clause that outlaws all circumvention devices and technologies that could be used to defeat widely used copy protection technologies. Based on our tests of new DVD recorder devices, we believe that manufacturers have designed them so they will not record analog input that is Macrovision copy-protected. Hence, our technology prevents copying on both VCRs and DVD-R devices. We also believe that software “ripper” products, when they include circumvention of copy protection or CSS encryption, are illegal under the law. In addition, we believe that software ripper companies who update their ripper products in order to circumvent RipGuard may be in violation of the anti-circumvention provisions of the DMCA. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

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

Strategic Investments

We have made strategic investments in companies with complementary technologies and markets where we felt we could broaden our market reach or technology portfolio. The adjusted cost of our strategic investments as of December 31, 2005 was $11.9 million and consisted of investments in the following company:

Digimarc Corporation (Nasdaq: DMRC). In December 1997, we made our initial investment and signed a joint development agreement with Digimarc Corporation, a provider of patented digital watermarking technologies that allow digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2005, we owned approximately 9.7% of Digimarc, which translated to a valuation of $11.9 million. During 2005 and 2004, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $5.8 million and $5.3 million, respectively, as a result. There were no impairment charges relating to Digimarc in 2003.

In addition to the above investment, we have made and hold strategic investments in other companies that have been written down and have no recorded value as of December 31, 2005. During 2004, we recorded an other-than-temporary charge to earnings of $180,000 related to our investment in iVast, a privately held company.

Our strategic investments represented 2.4% and 4.1% of our total assets as of December 31, 2005 and 2004, respectively. In total, we wrote off $5.8 million, $5.5 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to impairments that were other-than-temporary. In the future, we may continue to evaluate and make such minority investments for strategic purposes.

Employees

As of December 31, 2005, we had 692 full-time employees. Of these employees, 229 were based outside of the United States. We expect to hire additional employees in 2006, particularly in engineering, marketing, sales and support. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

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

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Company Risks

The success of our business depends on the continued use by major movie studios of our video content protection technology.

If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Historically, we derive a significant percentage of our net revenues and operating income from fees for the application of our patented video content protection technology to various video formats: prerecorded videocassettes, DVDs and digital PPV and VOD programs.

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

Other factors that could affect our operating results include:

•	The timing and number of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	The ability of the MPAA studios utilizing our content protection technology to produce one or more “blockbuster” titles on an annual basis;

•	The acceptance of our content protection technologies by major motion picture studios and software companies;

•	The amount by which theatrical content is being replaced by television content, and the extent to which entertainment producers decide to apply our protection technologies to television content;

•	Expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	The acceptance of our software solutions (electronic licensing, installation, update service, software asset management, packaging) solutions by software vendors and end-user organizations;

•	The potential that we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter or after the quarter ends due to the delay inherent in reporting from certain licensees and closing of new sales agreements;

•	The acceptance of our new music content protection technologies by major music labels in the U.S. market, Europe and Asia, and the impact of consumer activist organizations;

•	The extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	Adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions;

•	The timing and popularity of releases of computer software CD-ROM multimedia titles;

•	The extent to which various hacking technologies are viewed by our customers to undermine and devalue our technologies; and

•	The extent to which we are able to transition our market leading position in optical media (i.e., packaged media) content protection and our DRM patents into digital content value management via the Internet.

If our entertainment technologies customers decide to focus on other methods to inhibit piracy, the demand for our products may decrease and our business would be harmed.

We have been successful historically in licensing our content protection technologies to control unauthorized casual consumer copying. Other content piracy sources include camcorders in movie theaters, peer-to-peer file sharing services and PC-based DVD copying software. To the extent that our customers spend money to prevent or litigate or support legislative initiatives against these other piracy sources, they may reduce spending on our technology. Additionally, if our customers are unable to prevent their content from becoming available through these other piracy sources, they may consider our technology to be less valuable. In either event, our business would be harmed.

As our entertainment technologies customers try to minimize costs, they may decrease their content protection usage or negotiate decreases in their usage fees, which may result in a substantial decline in our entertainment related revenues.

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore studios face substantial increases in marketing costs which creates increased pressure to trim manufacturing expenses. This includes cutting back in their content protection usage, as well as negotiated reductions in their usage fees. Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ revenues in the past year and we have seen our usage fees on a per unit basis decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

We experience seasonality in our operating results, which may affect the price of our common stock.

Because of the nature of the products that we offer, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year followed by lower revenues and operating income in subsequent quarters of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies, games and music during the year-end holiday shopping season as well as the pronounced fourth quarter seasonality in the software business.

We depend on a small number of key customers for a high percentage of our entertainment-related revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base and our entertainment related revenues are highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our entertainment related business. Historically, we have derived the majority of our entertainment related revenues from a relatively small number of customers. No customer accounted for more than 10% of our net revenues in 2005 or 2004, and one customer accounted for 10.2% of our net revenues in 2003.

We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of all or a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times starting in late 2006, and may or may not be renewed, or, if renewed, may be at substantially reduced per unit prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract or to enter into a new contract with us on terms that are favorable to us would likely result in a substantial decline in our entertainment related revenues and operating income, and our business would be harmed.

We depend on signing and in some cases completing high-value license agreements during the reporting period from major software customers for our FLEXnet product and the inability to sign or complete these agreements could result in a decline or deferral of our revenues and profits.

Currently, a material portion of our FLEXnet revenues are generated from perpetual licenses, under which license fee revenue is generally recognized up front on a one-time basis, combined with an annual maintenance fee that is ratably recognized over the 12-month period. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. We currently offer our customers the choice between a perpetual license and an annual (or time-based subscription) license, the latter of which results in ratable recognition of the license fee over the term of the license, which is generally 12 months.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

In general we are dependent on our customers and licensees—including producers and distributors of content for music, films, videos, software and games—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

International and export sales together represented 43%, 42% and 42% of our consolidated net revenues in 2005, 2004 and 2003, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for music CDs, digital PPV networks, DVDs, and consumer software. Worldwide adoption of our FLEXnet software solutions will also be an important driver of future growth.

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

The markets for our products and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative digital content protection and lifecycle value management entertainment products and technologies. Despite our efforts, we may not be able to develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. At times such changes can be dramatic, such as the shift from VHS videocassettes to DVDs for consumer playback of movies in homes and elsewhere, the anticipated shift to high definition DVD or the transition from packaged media to Internet distribution. Our future success depends to a great extent on our ability to develop and deliver innovative technologies that are widely adopted in response to changes in the entertainment industry and that are compatible with the technologies or products introduced by other entertainment industry participants. If we are unsuccessful in developing and delivering new technologies, our business would be harmed.

Our success is heavily dependent upon our proprietary technologies.

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and software lifecycle value management solutions and technologies that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. The last of our core group of analog copy protection patents expire in the year 2017. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. A number of companies with extensive financial resources have developed intellectual property in the digital rights management field, including InterTrust, Philips, Sony, RealNetworks, ContentGuard, IBM, Apple and Microsoft. Such competitive threats could harm our business.

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

Litigation could harm our business and result in:

•	substantial settlement or related costs, including indemnification of customers;

•	diversion of management and technical resources;

•	either our customers discontinuing to use or ourselves discontinuing to sell infringing products;

•	our expending significant resources to develop non-infringing technology; and

•	our obtaining licenses to infringed technology.

In 2005, we entered into a new business for the protection and enablement of audio, video and software content on the Internet and P2P networks. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and P2P networks and through new devices, especially as it relates to the music, motion picture and software industries. P2P network providers and consumer activist groups have been very active in litigation against attempts to restrict the free use and distribution of content over the Internet and P2P networks. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

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

In the PC games copy protection market, a number of individuals have developed and posted SafeDisc Advanced hacks on the Internet, or CD cloning software. If we are not able to develop technologies that deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. We expect to encounter similar challenges with our TotalPlay music content protection product, our Ripguard DVD anti-ripper product and our Hawkeye P2P file sharing antipiracy service.

CGMS-A is an alternative analog copy protection technology for which we have patents that apply in the United States. We believe this technology has applicability in protecting digital content within home media centers, Internet downloads, and digital PPV/VOD broadcasts. We would like to license these patents to both content owners and hardware manufacturers, but in order to maintain strong customer relationships, we may not be able to monetize these patents. If we license these patents and they are contested, we may find that the cost in terms of litigation expense, management diversion, and reduced customer goodwill may offset the revenue potential and could harm our business.

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business.

Consumer rights advocates and other constituencies continuously challenge copyright law, notably the U.S. Digital Millennium Copyright Act of 1998, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

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

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD and CD authoring facilities, mastering houses and replicators;

•	DVD and CD authoring tools software companies and replicator test equipment suppliers;

•	DVD and CD hardware manufacturers;

•	videocassette duplicators;

•	semiconductor and equipment manufacturers;

•	operators of digital PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers;

•	DRM suppliers, especially in the music business; and

•	Internet portals and other digital distribution companies.

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

We must continue to provide satisfactory support and maintenance services to our software customers.

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

We depend on third parties to implement and support our SafeDisc Advanced, our TotalPlay music copy protection, and our Ripguard DVD anti-ripper software modules within their optic disc encoding and quality assurance equipment.

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

Our various digital content value management solutions are available in more than 123 of the world’s largest mastering and replication facilities, and are designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply these technologies to optical media-based content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

We rely on our licensees and others to accurately prepare manufacturing reports in determining our entertainment related licensing revenue, and if these reports are inaccurate, our operating results could be materially adversely affected.

Our entertainment related licensing revenue is generated primarily from content owners who license our technologies and incorporate them in their products. Under our existing arrangements, these licensees typically pay us a per-unit licensing fee based on the number of units of product they manufacture that incorporates our technologies. We depend on third party replicators to properly apply our content protection technology to content on behalf of our customers, to properly perform quality assurance testing with respect to such content and to accurately report the number of copy protected units manufactured. In collecting our license fees, preparing our financial reports, projections and budgets and directing our sales and product development efforts, we rely on those manufacturing reports from our customers and their replicators. However, it is often difficult for us to independently determine whether or not our licensees are reporting shipments accurately. Although we generally have audit rights, audits are expensive and time consuming and initiating audits could harm our customer relationships. To the extent that our licensees understate or fail to report the number of products incorporating our technologies that they ship, we will not collect and recognize revenue to which we are entitled, which could adversely affect our operating results. To the extent that these same parties improperly report and overstate the number of products incorporating our technologies that they ship, we may have to issue credits for past revenue, which could adversely affect our operating results.

Our operating results may fluctuate depending upon when we receive manufacturing reports from our entertainment related licensees.

Our quarterly operating results may fluctuate depending upon when we receive royalty reports from our entertainment related licensees. We recognize a portion of our entertainment related license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our entertainment related revenue is dependent upon the timing of our receipt of those reports, some of which are not delivered until late in the quarter or after the end of the quarter. This may put us in a position of being not able to anticipate a decline in revenues inany given quarter. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of entertainment related licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of entertainment related licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of entertainment related licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results and resulting in potential volatility in the price of our common stock.

We are exposed to risks associated with expanding our technology base through strategic acquisitions and investments.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions always hold special challenges in terms of successful integration of technologies, products and employees. Most recently, we completed the acquisition of Zero G Software Inc. in June 2005, Trymedia Systems, Inc. in July 2005 and eMeta Corporation in February 2006. We may not realize the anticipated benefits of these or any other companies we have acquired in the past and companies we acquire in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions and other strategic investments involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations, including most recently, San Francisco, California and Alicante, Spain;

•	unanticipated costs, litigation and other contingent liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

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

If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our business. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisition activities could also cause operating margins to fall depending upon the financial models of the businesses acquired.

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

We currently hold minority equity interests in a number of companies, including Digimarc, a public corporation. Other than Digimarc, our strategic investments are in privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best. We have written off all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them. Through December 31, 2001, we had invested an aggregate of $53.3 million in strategic investments. Since December 31, 2001, we have not made any additional strategic investments. Since January 1, 2001, we have written off $40.2 million of strategic investments resulting from impairment that was other-than-temporary, and we may have to write off additional amounts in the future.

Our products could be susceptible to errors, defects, or unintended performance problems that could result in lost revenues, liability or delayed or limited market acceptance.

We offer and develop a series of complex content value management and software solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Although we have had no such incidents to date, a recent situation with competitive music copy protection products demonstrated that certain ‘rootkit’ based design approaches resulted in unacceptable security and usability concerns to consumers. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

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

We have a relatively limited operating history with our digital distribution of downloadable PC games business, which makes it difficult to evaluate its impact on our business.

We recently completed the acquisition of Trymedia Systems, a digital distribution network for downloadable PC games, in July 2005. We have a relatively limited history operating this business and as a result, we have limited financial results from this business on which to assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses.

For our business to succeed, we need to attract and retain qualified employees and manage our employee base effectively.

Our success depends on our ability to hire and retain qualified employees and to manage our employee base effectively. Because of the specialized nature of our business, our future success will depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel, particularly as we enter new markets. We have implemented a senior management succession program in order to effectively plan for changes in our executive officers over time but there can be no guarantee that we will find appropriate candidates. Competition for people with the skills that we require is intense, particularly in the San Francisco Bay area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. In particular, due to the overall decline in technology market values and the resultant impact on our stock price, using stock options as an incentive to hire and retain employees may be less effective. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

For our business to succeed, we need to integrate new senior management into the organization.

In 2005, we had significant changes in our senior management team, including the hiring of a new chief executive officer and chief financial officer. The change of senior management can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Our future success depends on our ability to integrate new senior management personnel into the company. We do not have nor do we intend to obtain key person life insurance covering any of our personnel.

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

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with recently adopted corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Nasdaq. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We do believe, however, that we will be able to fund these costs out of our available working capital. We also expect these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us or our customers to change business practices or otherwise harm our business.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a computer system or network client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to ours or our customers’ servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us or our customers to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

We may be subject to legal liability for the provision of third-party products, services or content.

We periodically enter into arrangements to offer third-party products, services, content or advertising under our brands or via distribution on our websites or in our products or service offerings. We may be subject to claims concerning these products, services, content or advertising by virtue of our involvement in marketing, branding, broadcasting or providing access to them. Our agreements with these parties may not adequately protect us from these potential liabilities. It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us, including, for example, claims for intellectual property infringement. Investigating and defending any of these types of claims is expensive, even if the claims do not result in liability. If any of these claims results in liability, we could be required to pay damages or other penalties, which could harm our business and our operating results.

We may be subject to assessment of sales and other taxes for the sale of our products, license of technology or provision of services.

We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

Effective July 1, 2003, we began collecting Value Added Tax, or VAT, on sales of “electronically supplied services” provided to European Union residents, including software products, games, data, publications, music, video and fee-based broadcasting services. There can be no assurance that the European Union will not make further modifications to the VAT collection scheme, the effects of which could require significant enhancements to our systems and increase the cost of selling our products and services into the European Union. The collection and remittance of VAT subjects us to additional currency fluctuation risks.

The Internet Tax Freedom Act, or ITFA, which Congress extended until November 2007, among other things, imposed a moratorium on discriminatory taxes on electronic commerce. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

Industry Risks

If consumer reaction to music copy protection and digital rights management technologies is unfavorable, our revenue potential may be adversely affected.

We entered the market for music CD copy protection and rights management through the acquisition of the assets of Midbar Tech (1998) Ltd. and TTR Technologies, Inc. in 2002 and 2003, respectively. Patents we acquired from both Midbar and TTR cover first session copy protection and controlled burning—two technologies that we believe are fundamental to success in the music copy protection business. Our TotalPlay product incorporates an active license manager solution that requires automatic transfer of software code from the CD to the PC hard drive. The consumer must ‘opt in’ to this action if they want to listen to the CD on their PC. A number of competitors have developed similar or alternative music copy protection solutions. The solution we are marketing may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry.

It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that copy protection degrades the sound quality of the original or that they are entitled to freely copy audio CDs, because no technology has been used in the past to prevent copying. Adverse publicity, negative consumer reaction and lawsuits regarding competing copy protection technologies may impede adoption of our product, and our revenue may be adversely affected. It is not clear whether the major music labels will deploy any copy protection solutions if there is sustained consumer resistance. To date, we have seen limited acceptance of our technology in Europe and Japan. We believe that the major music labels have not moved to deploy the technology in the U.S. because they are concerned about playability issues and negative consumer reaction. If the music labels conclude that shipping increasingly meaningful volumes of CDs that include our technologies generate unacceptable consumer backlash, our revenue potential may be adversely affected. If the market for music CD copy protection fails to develop, or develops more slowly than expected, if our solution does not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

We license technology for digital VOD and PPV copy protection, and if this market does not grow as anticipated or we are unable to serve this market effectively, our revenues may be adversely affected.

While our copy protection capability is embedded in more than 145 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only approximately 13 cable or satellite system operators in North America have activated copy protection for digital PPV or VOD programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or VOD will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the MPAA studios do not require copy protection activation for PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Canada, Germany, Japan, Hong Kong or the United Kingdom, then our business may be harmed.

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

Our primary competition in the electronic license management market currently comes from our own prospective customers—those independent software vendors who believe they can develop their own electronic license management solutions instead of purchasing them. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. Operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own electronic license management solutions. In addition to having more traditional competitors in various subcomponents of our offerings, such as SafeNet that has a license management offering and Altiris that has an installer offering, we may face new or increased competition from smaller and emerging companies such as XtreamLok, Softwrap and Reprise Software.

Our other software solutions, namely our InstallShield Installer, Update Service, InstallAnywhere and Admin Studio have other competitors, but none of these competitors have the breadth of software management solutions that we do. In the Installer business, Altiris’ Package Studio is the primary competition for our Admin Studio solution and Microsoft may be a competitor in the future. Update Service appears to have no competition other than from our customers who believe they can develop their own solutions.

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

DRM solutions for consumer software, video, and audio have also attracted a number of companies and significant venture capital, including Intertrust Technologies (owned by Sony and Philips), Microsoft, Content Guard, Apple, and Real Networks. It is possible that companies with extensive financial resources may develop or acquire copy protection and rights management solutions that compete with our offerings, or may have a controlling patent position which would negatively impact our cost basis, or may give away their DRM technologies as in the case of the Windows Media Player.

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

Our major software value management products include FLEXnet Publisher and FLEXnet InstallShield. FLEXnet Publisher is licensed to software publishers as a software product that enables these customers to offer multiple licensing models and automatically enforce compliance with license terms. FLEXnet InstallShield is also sold to software publishers as an automatic installer to help them with automatic and transparent installations of their software on most Windows and non-Windows PCs and servers. There is no assurance of our ability to grow and be successful with these products and if we are unsuccessful in the software management market, our business would be harmed.

Major software vendors have experienced deteriorating economic conditions as corporate customers have reduced capital expenditures. Demand for our software solutions is driven, to some degree, by end-user demand for software applications. If economic conditions for software vendors continue to be difficult, demand for our products could decline. This would result in lower revenues and operating income for this line of business.

In some cases, customers make a substantial capital investment when purchasing our software and commit additional resources to installation and deployment. Potential customers spend significant time and resources to determine which software to purchase. Selling our products sometimes requires an extensive sales effort because the decision to adopt our software solutions generally involves several customer executives in various functions and geographic areas. Due to these factors, our sales cycle is unpredictable, and the number of sales and amount of revenue generated from such sales varies from quarter to quarter.

Our software products are designed for the traditional software business model, and if the application service provider business model were to become the preferred model, our revenues may be adversely affected.

The traditional application software business model has been characterized by software vendors selling to enterprise IT departments who host the software on the enterprises’ servers and manage the software from within the enterprise. With the initial success of the software as a service (“SAaS”) business model, under which the software application is hosted in the software vendors’ remote servers and there is no server software resident in the enterprise, some industry experts have questioned whether the SAaS model will eventually replace the traditional application software business model. We believe it is too early to make this prediction, however, because our software solutions are mostly tailored for the traditional software model, if the SAaS model were to become very popular, it could harm our business.

We have entered the market for digital anti-ripper products and for peer-to-peer file sharing antipiracy products and we do not know if we will be successful in selling products for either application.

In August 2003, we acquired intellectual property and other assets, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space. In 2004, we introduced our Hawkeye technology, which is designed to protect copyrighted content that is discovered being illicitly traded over the P2P file sharing networks, and in 2005, we introduced our RipGuard DVD technology, which is designed to be added to the DVD at the time of manufacture in order to prevent unauthorized ripping by PCs. These solutions may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the content owners. If the market for digital anti-ripper products or peer-to-peer antipiracy products fails to develop, or develops more slowly than expected, if our solutions do not achieve or sustain market acceptance or if there is significant and sustained consumer resistance to this technology, our business would be harmed.

Our business may be affected by peer-to-peer services on the Internet.

Our business may be affected by “free” peer-to-peer services, such as KaZaA, e-Donkey, Morpheus and a variety of other similar services that allow computer users to connect with each other and to copy/share many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. Even though the U.S. Supreme Court ruled in 2005 that Internet peer-to-peer companies like Grokster Ltd. can be held liable for copyright infringement when individuals use their technology to download songs and movies illegally, the Court did not address the question of whether peer-to-peer file sharing technology is illegal in itself. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services and of technologies that shut down other unauthorized sources of the program file content, regardless of the ultimate resolution of their legal status. To the extent that consumers choose to utilize these peer-to peer services and do not purchase authentic packaged media or authorized DRM downloads, it may adversely affect our business for packaged media copy protection.

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

We utilize non-GAAP (pro forma) reporting in our quarterly earnings press releases.

We publish non-GAAP (pro forma) results in our quarterly earnings press releases along with a reconciliation of non-GAAP (pro forma) earnings to earnings compiled in accordance with accounting principles generally accepted in the United States (“GAAP”). The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful in analyzing the results of operations and income generation as this is how the business is managed. We have not included any such non-GAAP (pro forma) earnings or reconciliation to GAAP earnings in this annual report. The market price of our stock may fluctuate based on future non-GAAP (pro forma) results. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the non-GAAP (pro forma) financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. If we decide to curtail this non-GAAP (pro forma) presentation in our quarterly earnings press releases, the market price of our stock could be affected.

If we continue to support broad-based employee stock option grants in the future, recent changes in accounting standards that require companies to expense stock options will decrease our GAAP earnings and our stock price may decline.

We believe that employee stock options are an important element of total compensation. Currently, we account for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (ii) Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25,” and comply with the disclosure provisions of (iii) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Effective the first quarter of fiscal year 2006, which is the quarter ended March 31, 2006, the FASB will require us to follow SFAS 123R, Share-Based Payment, which will require us to measure compensation expense for employee stock options using the fair value method. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we will record higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. If we continue to support broad-based employee stock option grants after January 1, 2006, employee stock-based compensation arrangements to be accounted for as an expense (in a manner different to APB No. 25 and FIN 44), which may have a material, negative impact upon our future earnings. Alternatively, if we cut back on employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, and our business could be harmed. If we replace broad based employee option grants with other types of performance based incentives, or restricted stock, we also will be required to report these incentives as expenses. Any of these consequences could cause the market price of our stock to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters consist of approximately 160,000 square feet located in Santa Clara, California. The leases for these premises expire on January 31, 2017. We also lease approximately 46,000 square feet in Schaumburg, Illinois pursuant to a lease that expires on January 31, 2009. As of December 31, 2005, we lease approximately 14,500 square feet in San Francisco, California pursuant to two office leases that expire in April of 2006. We expect to consolidate our San Francisco offices into a single new leased office of approximately 19,500 square feet upon expiration of the current leases. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Maidenhead and Cheshire in the United Kingdom and in Tokyo, Japan; Seoul, Korea; Amsterdam, The Netherlands; Alicante, Spain; Hong Kong; Taipei, Taiwan; Tel Aviv, Israel; Paris, France and Frankfurt, Germany.

ITEM 3.	LEGAL PROCEEDINGS

We have not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

We are involved in legal proceedings related to some of our intellectual property rights.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

We received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between our U.S. Patent No. 5,845,281 (the “281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents of InterTrust. The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with any of our existing copy protection businesses.

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge (“APJ”) decided to proceed with the second interference first. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to us. As a result of this decision, we may have to forfeit a portion of our United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust’s motion regarding a claim that errors constituting inequitable conduct were committed by us during the original prosecution of the ‘281 patent. As a result of this decision, our patent claims in the interferences are rendered unenforceable in the United States. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. On December 28, 2005, the APJ ruled in Macrovision’s favor on the first set of claims. This ruling would assign the patent claims to Macrovision, but such claims are subject to enforceability limitations related to the inequitable conduct decision. InterTrust has filed for a rehearing relating to the December 28, 2005 decision. At this time, we are considering various options to appeal these decisions.

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. Our case against Sima is proceeding.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust is demanding arbitration of certain disputes between the Trust and us pursuant to Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, the Company, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we may have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend our self in the arbitration proceeding.

As of December 31, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time we have been involved in other disputes and legal actions arising in the ordinary course of business. In our opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been listed on the Nasdaq National Market under the symbol “MVSN” since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low closing prices for our common stock.

	High	Low
2004
First Quarter	$26.89	$17.06
Second Quarter	$25.72	$16.81
Third Quarter	$25.02	$20.64
Fourth Quarter	$27.94	$24.22

2005
First Quarter	$26.41	$21.49
Second Quarter	$24.13	$19.89
Third Quarter	$23.66	$17.65
Fourth Quarter	$19.66	$14.93

As of February 15, 2006, there were 91 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. We believe, based upon security positions listings, that there are approximately 4,824 beneficial owners of our common stock. As of February 15, 2006, there were 51,366,388 shares of common stock outstanding.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations and in expansion.

Stock Repurchase Authorization

In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. We did not repurchase any shares of common stock under this program in 2005, 2004 or 2003. If we consider repurchasing the remaining 2.0 million shares under this program in the future, we would seek reapproval from the Board of Directors.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$203,230	$182,099	$128,346	$102,262	$98,813

Costs and expenses:
Cost of revenues (1)	34,531	22,687	11,765	10,680	8,448
Research and development	34,373	28,705	17,768	13,085	11,284
Selling and marketing	56,065	42,262	27,982	24,222	23,357
General and administrative	32,906	25,570	20,197	16,194	15,150
Amortization of goodwill and other intangibles from acquisitions	—	—	—	273	8,738
In-process research and development (2)	500	5,400	624	6,000	—
Restructuring expenses (3)	2,531	—	—	—	2,214

Total costs and expenses	160,906	124,624	78,336	70,454	69,191

Operating income	42,324	57,475	50,010	31,808	29,622
Impairment losses on strategic investments	(5,822)	(5,478)	(4,820)	(17,210)	(6,860)
Gains on strategic investments	174	1,220	452	—	—
Interest and other income, net	4,927	4,173	3,852	7,318	10,397

Income before income taxes	41,603	57,390	49,494	21,916	33,159
Income taxes	19,488	20,660	22,553	9,827	13,974

Net income	$22,115	$36,730	$26,941	$12,089	$19,185

Basic net earnings per share	$0.44	$0.74	$0.55	$0.24	$0.38

Shares used in computing basic net earnings per share	50,708	49,516	48,754	50,046	50,216

Diluted net earnings per share	$0.43	$0.73	$0.54	$0.24	$0.37

Shares used in computing diluted net earnings per share	51,373	50,619	49,518	50,602	51,746

(1)	See Note 1 of Notes to Consolidated Financial Statements. Cost of revenues includes $11.0 million, $6.4 million, $3.3 million, $2.3 million and $2.1 million of amortization of intangibles from acquisitions during 2005, 2004, 2003, 2002 and 2001, respectively.
(2)	In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects. In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects. In connection with the acquisition of InstallShield in July 2004, we allocated and expensed $5.4 million of the purchase price to in-process research and development projects. In connection with the acquisition of Zero G in June 2005, we allocated and expensed $500,000 of the purchase price to in-process research and development projects.
(3)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$261,704	$253,670	$269,632	$210,376	$231,048
Working capital	230,610	208,076	125,248	191,862	144,676
Total assets	497,925	452,473	385,566	324,666	335,586
Long-term liabilities	959	979	874	448	33
Total stockholders’ equity	428,150	398,344	341,211	296,859	318,200

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Form 10-K. We specifically disclaim any obligation to update such forward-looking statements.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, provides digital lifecycle value management solutions that enable the delivery and enhanced use of software and content. These solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, and a host of related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate Trymedia Systems, the world’s largest distribution network for downloadable PC games. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators and enterprise information technology organizations.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues derive from licensing various digital content value management products and services to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies’ revenues are derived from licensing various software value management products and services to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionsArchitect products.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Entertainment Technologies	$102,676	$110,711	$91,380
Software Technologies	100,554	71,388	36,966

	$203,230	$182,099	$128,346

The following table provides percentage of revenue information by segment for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Entertainment Technologies	50.5%	60.8%	71.2%
Software Technologies	49.5	39.2	28.8

	100.0%	100.0%	100.0%

Entertainment Technologies

Our Entertainment Technologies generate revenues from the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of “special interest” content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies also generate revenues from licensing digital PPV and VOD content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We also receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies generate revenues from customers implementing our CD-ROM copy protection technology on PC games, peer to peer anti-piracy services, as well as customers in the music industry who implement our copy technology on compact discs. In July 2005, we acquired Trymedia Systems, a provider of secure digital distribution services and the operator of the largest distribution network for downloadable games. This acquisition has expanded our games solution set by providing an online game distribution and promotion offering. We have integrated Trymedia into our Entertainment Technologies revenues.

Revenues from our Entertainment Technologies decreased $8.0 million, or 7.3% from 2004 to 2005. Revenues from our video content protection technologies represented 45.4%, 55.2% and 63.3% of our net revenues during 2005, 2004 and 2003, respectively. The decreases in our video content protection technologies revenues are primarily due to the continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. The decrease in DVD revenue was partially offset by the increase in PPV and VOD royalty revenue. During 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. During 2003, DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer’s over reporting claim.

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

We believe that as we sign new contracts and generate more business for our new products: Total Play; Hawkeye, RipGuard DVD™, and ActiveMARK, future revenues from our Entertainment Technologies will increase in absolute terms and continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software Technologies

Our Software Technologies generate revenues from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies increased $29.2 million or 40.9% in 2005 as compared with 2004. The increase in our Software Technologies’ revenue is primarily due to the inclusion of InstallShield for the full year in 2005 and increased sales of our existing license management solutions resulting from the impact of broad based product and marketing programs and the efforts of sales personnel added during the year. Software Technologies’ revenue includes Zero G since its acquisition on June 9, 2005. We believe that revenues from our Software Technologies will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend in our Entertainment Technologies business has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and PC games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In our Software Technologies business, we have found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter. In addition, revenues generally have tended to be lower in the summer months, particularly in Europe.

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related litigation expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also includes patent defense costs, amortization of intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs.

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

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements” for our hardware business. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element. Also, we provide for returns on product sales in our channel business based on three month historical revenue trends and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

Revenues from licensing video technology and trademarks are generated from licensing agreements with primarily motion picture studios that generally pay a per-unit royalty fee for videocassettes and DVDs replicated under those license agreements. Licensees generally report replication activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies heavily on past experience and working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accrual. Any unusual or unanticipated replication volumes in a particular period can add significant fluctuations on the revenue reported.

If we change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. Amounts for fees collected or invoiced and due relating to arrangements where revenue cannot be recognized are reflected on our balance sheet as deferred revenue and recognized when the applicable revenue recognition criteria are satisfied.

Valuation of Strategic Investments

As of December 31, 2005 and December 31, 2004, the adjusted cost of our strategic investments totaled $11.9 million and $18.8 million, respectively. Our strategic investments include public and non-public companies. As of December 31, 2005, the adjusted cost of our strategic investments consisted solely of our investment in Digimarc, a publicly traded company. Our investments in privately held companies had no carrying value as of December 31, 2005. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

We review our investments in public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months as a guideline to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, it triggers a review of the investment to determine if an other-than temporary impairment has occurred. If we conclude that an other-than temporary impairment has occurred, we record an impairment charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded other-than temporary impairment losses on our investment in Digimarc of $5.8 million and $5.3 million during the years ended December 31, 2005 and 2004, respectively.

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

Based on these measurements, $180,000 and $4.8 million of other-than-temporary impairment losses from investments in non-public companies were recorded during the years ended December 31, 2004 and 2003, respectively. There were no impairment charges related to our investments in non-public companies during the year ended December 31, 2005. As of December 31, 2005 and 2004, our investments in non-public companies had no remaining carrying value.

In 2005 and 2004, we received $174,000 and $1.2 million, respectively, in cash for our interests in strategic investments that had been fully impaired. Accordingly, we recorded gains on strategic investments of $174,000 and $1.2 million in 2005 and 2004, respectively.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In 2005, 2004 and 2003, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and the market multiple approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. During the fourth quarter of 2005, we performed our most recent annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill. We will perform our next annual impairment analysis during the fourth quarter of 2006.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2005, 2004 and 2003, no impairment charges were recorded for long-lived assets.

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

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the category and amount of future taxable income. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to utilize these deferred tax assets net of valuation allowance. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for any valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets not related to acquisitions in the future in the excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. To the extent realization of the deferred tax assets related to certain acquisitions become probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with the remaining benefit reported as a reduction to income tax expense. Deferred tax assets, related valuation allowances and deferred tax liabilities are determined separately by tax jurisdiction.

Our effective tax rate is directly affected by the relative proportions of domestic and international revenue and income before taxes, the estimated level of annual pre-tax income, and any of the assumptions, judgments and estimates mentioned above.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Revenues:
Licenses	81.9%	88.1%	89.4%
Services	18.1	11.9	10.6

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	2.9	4.5	3.9
Services	8.7	4.4	2.7
Amortization of intangibles from acquisitions	5.4	3.5	2.6

Total cost of revenues	17.0	12.4	9.2
Gross profit	83.0	87.6	90.8
Operating expenses:
Research and development	16.9	15.8	13.8
Selling and marketing	27.6	23.2	21.8
General and administrative	16.2	14.0	15.7
Restructuring charge	1.2	—	—
In-process research and development	0.3	3.0	0.5

Total operating expenses	62.2	56.0	51.8

Operating income	20.8	31.6	39.0
Interest and other income, net	2.4	2.3	3.0
Impairment losses on strategic investments	(2.8)	(3.0)	(3.8)
Gains on strategic investments	0.1	0.6	0.4

Income before income taxes	20.5	31.5	38.6
Income taxes	9.6	11.3	17.6

Net income	10.9%	20.2%	21.0%

Comparison of Years Ended December 31, 2005 and 2004

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Year ended December 31,		$ Change	% Change
	2005	2004
Entertainment Technologies	$102,676	$110,711	$(8,035)	(7.3)%
Software Technologies	100,554	71,388	29,166	40.9%

Total Net Revenue	$203,230	$182,099	$21,131	11.6%

License Revenues. Our license revenues for 2005 increased by $5.9 million or 3.7% compared to 2004 primarily due to higher revenue from our software products, partially offset by the decrease in video content protection revenues.

License revenue from our software products increased primarily due to the inclusion of InstallShield for the full year in 2005. Installshield was acquired on July 1, 2004. To a lesser extent, the increase in our Software Technologies revenue is also due to increased sales of all of our license management solutions resulting from the impact of broad based market demand and product and marketing programs.

DVD content protection revenues are lower due to the impact of lower pricing in our contracts with MPAA studios. The decrease in video content protection revenues were partially offset by higher PPV and VOD revenues primarily from royalties and license fees from digital set top boxes due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses. During 2004, we recognized $3.1 million in PPV revenue that was previously deferred until North American system operators activated the VOD system.

Service Revenues. Our service revenues for 2005 are higher by $15.2 million or 70.2%, primarily due to the increase in service contracts to support the growth in our software customer base. Service revenues also include revenue from the acquisition of Trymedia since July 2005.

Cost of Revenues—License Fees. Cost of revenues from license fees as a percentage of license revenues decreased to 3.6% for 2005 from 5.1% for 2004. Cost of revenues from license fees decreased $2.3 million to $5.9 million in 2005 from $8.2 million in 2004. The decrease is primarily due to lower replicator fees as a result of the decline in DVD content protection revenues.

Cost of Revenues—Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 47.7% for 2005 from 37.5% for 2004. Cost of revenues from service fees increased $9.5 million to $17.6 million in 2005 from $8.1 million in 2004. The increases are primarily due to the expansion of our customer support and professional services groups to support the growth of our software customer base. The increases are also due to costs incurred to maintain our peer to peer anti piracy service and digital distribution service. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues—Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $11.0 million in 2005 from $6.4 million in 2004. The increase is primarily due to amortization of intangibles from the acquisitions of Zero G and Trymedia in 2005 and InstallShield on July 1, 2004.

In July 2005, we acquired Trymedia, a privately-held company based in San Francisco, California and in Alicante, Spain, for $31.8 million of purchase consideration. Trymedia provides secure digital distribution services and operates the largest Internet distribution network for downloadable games. This acquisition expanded our games solution set by providing an online game distribution and promotion offering.

In June 2005, we acquired Zero G, a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased our market for software value management solutions, added innovative technology and enhanced multi-platform products

In July 2004, we acquired the operations and net assets of InstallShield for $77.1 million in cash, including related acquisition costs. InstallShield was a leading provider of software installation tools which expanded our product portfolio in the software value management category and enabled us to reach InstallShield’s large software developer customer base.

Research and Development. Research and development expenses increased by $5.7 million, or 20%, to $34.4 million in 2005 from $28.7 million in 2004. The increase is primarily due to additional research and development activities from the full year impact of our acquisitions of Installshield in July 2004 and Zero G and Trymedia in mid 2005. Research and development expenses increased as a percentage of net revenues to 16.9% in 2005 from 15.8% in 2004. We expect research and development expenses to increase in absolute terms and as a percentage of revenues over the prior year period as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $13.8 million, or 33%, to $56.1 million in 2005 from $42.3 million in 2004. The increases are primarily due to higher costs associated with the full year impact of additional personnel and infrastructure from our acquisitions of Installshield in July 2004 and Zero G and Trymedia in mid 2005. Selling and marketing expenses increased as a percentage of net revenues to 27.6% in 2005 from 23.2% in 2004. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $7.3 million, or 29%, to $32.9 million in 2005 from $25.6 million in 2004. The increases are primarily due to increased headcount and related costs to support the overall growth of our business units and higher costs for compliance with the Sarbanes-Oxley Act of 2002. General and administrative expenses increased as a percentage of net revenues to 16% in 2005 from 14% in 2004. We expect our general and administrative expenses to decrease in absolute terms and decrease as a percentage of revenues.

Restructuring Charge. In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 3, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. We recorded a charge of $2.5 million for the year ended December 31, 2005 and had restructuring liabilities of approximately $1.3 million as of December 31, 2005. We expect this to be reduced to approximately $350,000 by the end of the first quarter of 2006.

In-process research and development. In connection with the acquisitions of Zero G in 2005, $500,000 was charged to in-process research and development in the year ended December 31, 2005. There were no in-process research and development charges related to the Trymedia acquisition in July 2005. In connection with the acquisition of InstallShield in July 2004, $5.4 million was charged to in-process research and development in the year ended December 31, 2004.

Impairment losses on strategic investments. During 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. During 2004, we recorded charges totaling $5.5 million relating to other-than-temporary impairment losses in our investments in Digimarc and iVast.

Gains on strategic investments. For the years ended December 31, 2005 and 2004, we received $174,000 and $1.2 million, respectively, in cash for our interests in strategic investment that had been fully impaired. Accordingly, during the years ended December 31, 2005 and 2004, we recorded gains on strategic investments of $174,000 and $1.2 million, respectively.

Interest and Other Income, Net. Interest and other income increased $754,000, or 18%, to $4.9 million in 2005 from $4.2 million in 2004. This increase is primarily due to higher interest rates earned in our investment portfolio.

Income Taxes. We recorded income tax expense of $19.5 million and $20.7 million for 2005 and 2004, respectively. Income tax expense represents combined federal and state taxes at effective rates of 46.8% and

36.0% for 2005 and 2004, respectively. The change in effective tax rate in 2005 compared to 2004 was primarily due to the increase in valuation allowance, the increase in tax charges for profits generated by our foreign operations, and tax charges for the distribution of foreign earnings under the American Jobs Creation Act of 2004.

Comparison of Years Ended December 31, 2004 and 2003

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Year ended December 31,		$ Change	% Change
	2004	2003
Entertainment Technologies	$110,711	$91,380	$19,331	21.2%
Software Technologies	71,388	36,966	34,422	93.1%

Total Net Revenue	$182,099	$128,346	$53,753	41.9%

License Revenues. Our license revenues for 2004 increased by $45.6 million or 39.7% compared to 2003 primarily due to higher revenue from our video content protection and software products. The increase in license revenues was also due to $12.8 million in revenue from the inclusion of InstallShield product revenue since July 1, 2004.

Video content protection revenues were higher due to the increase in numbers of DVDs sold and continued growth in demand of the DVD format, continued high penetration among Hollywood studio customers, a strong hit release schedule that more than offset modest declines in our average unit royalties and decreased usage by certain Hollywood studios. Video content protection revenues also increased due to higher PPV and VOD revenues primarily from royalties and license fees from digital set top boxes due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses. During 2004, we recognized approximately $2.2 million of revenue from studio volume replicated during 2003. We were not able to record these revenues in the year in which the volumes were replicated due to prolonged contract negotiations. In 2003, DVD copy protection revenues included approximately $917,000 in revenue from the resolution of one customer’s over reporting claim. During 2004, we recognized $3.1 million in PPV revenue that was previously deferred until North American system operators activated the VOD system.

Excluding the inclusion of InstallShield since July 1, 2004, the increases in license revenue from our Software Technologies were primarily due to increased sales of our FLEXnet Publisher license management solutions resulting from the impact of broad based product and marketing programs and additional sales personnel in our Software Technologies.

Service Revenues. Our service revenues for 2004 increased $8.1 million or 60.0% to $21.7 million compared to $13.5 million in 2003, primarily due to the growth of our professional services practice which generated higher consulting revenue and our increased market penetration resulted in higher maintenance revenue. The increase in service revenues was also due to $4.9 million from the inclusion of InstallShield since July 1, 2004.

Cost of Revenues—License Fees. Cost of revenues from license fees as a percentage of license revenues increased to 5.1% for 2004 from 4.3% for 2003. Cost of revenues from license fees increased $3.2 million to $8.2 million in 2004 from $5.0 million in 2003. The increases were primarily due to higher patent defense costs and higher patent amortization costs. Cost of revenues included items such as product costs, duplicator and replicator fees, video copy protection processor costs, patent amortization on internally developed patents, patent defense costs, licensing expenses and the cost of producing and shipping CDs containing our software.

Cost of Revenues—Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 37.5% for 2004 from 25.6% for 2003. Cost of revenues from service fees increased $4.7 million to $8.1 million in 2004 from $3.5 million in 2003. The increases were primarily due to the expansion of our professional services group to support additional consulting and implementation projects for our FLEXnet solutions. The increase was also due to $3.2 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004.

Cost of Revenues—Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $6.4 million in 2004 from $3.3 million in 2003. The increase was primarily due to amortization of intangibles from the acquisition of InstallShield in July 2004.

We acquired the operations and net assets of InstallShield in July 2004 for approximately $77.1 million in cash, including related acquisition costs. The transaction was accounted for as a purchase and approximately $28.8 million of the purchase price was allocated to existing technology, existing contracts, patents and trademarks. In addition, we recorded $43.2 million of goodwill from this transaction and recorded a $5.4 million charge in 2004 for purchased in-process research and development. We amortize intangibles, with the exception of goodwill, relating to the acquisition of net assets of InstallShield on a straight-line basis over three to six years based on the expected useful lives of existing technology, existing contracts, patents and trademarks.

Research and Development. Research and development expenses increased by $10.9 million, or 61.6%, to $28.7 million in 2004 from $17.8 million in 2003. The increase was primarily due to increased research and development activities for our video technology, music technology, peer-to-peer antipiracy and software value management products resulting in higher costs. The increases were also due to $4.5 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. Research and development expenses increased as a percentage of net revenues to 15.8% in 2004 from 13.8% in 2003.

Selling and Marketing. Selling and marketing expenses increased by $14.3 million, or 51.0%, to $42.3 million in 2004 from $28.0 million in 2003. The increases were due to higher costs from increased business development activities for our entertainment and software technologies products on an overall basis as well as increased commission costs associated with higher revenue levels. The increases were also due to $6.0 million in costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. Selling and marketing expenses increased as a percentage of net revenues to 23.2% in 2004 from 21.8% in 2003.

General and Administrative. General and administrative expenses increased by $5.4 million, or 26.6%, to $25.6 million in 2004 from $20.2 million in 2003. The increases were primarily due to increased headcount and related costs to support the overall growth of our business units and higher costs for compliance with the Sarbanes-Oxley Act of 2002. To a lesser extent, the increase was also due to costs associated with additional personnel and infrastructure from our acquisition of InstallShield since July 1, 2004. General and administrative expenses decreased as a percentage of net revenues to 14.0% in 2004 from 15.7% in 2003.

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

Interest and Other Income, Net. Interest and other income increased $321,000, or 8.3%, to $4.2 million in 2004 from $3.9 million in 2003. This increase was primarily due to foreign exchange gains. As the Euro grew strong against the US Dollar in 2004, we recorded a gain on our Euro bank balances where the functional currency was the US Dollar. This increase was partially offset by a decrease in interest income due to a decline in our investment balances. The decline in our investment balances was due to the acquisition of InstallShield.

Income Taxes. We recorded income tax expense of $20.7 million and $22.6 million for 2004 and 2003, respectively. Income tax expense represented combined federal and state taxes at effective rates of 36.0% and 45.6% for 2004 and 2003, respectively. The change in effective tax rate in 2004 compared to 2003 was primarily due to the increase in valuation allowance and the higher portion of profits generated by our foreign operations.

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

	Quarter Ended (in thousands) (Unaudited)
	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	$44,117	$36,104	$36,240	$49,884	$34,823	$32,008	$42,119	$51,472
Services	7,140	8,310	10,350	11,085	3,159	3,662	6,740	8,116

Total revenues	51,257	44,414	46,590	60,969	37,982	35,670	48,859	59,588
Costs of revenues:
License fees	1,661	1,333	1,303	1,640	1,584	1,445	2,737	2,429
Service fees	3,717	3,666	4,843	5,382	748	1,018	3,338	3,018
Amortization of intangibles from acquisitions	2,416	2,466	2,967	3,137	779	777	2,403	2,411

Total cost of revenues	7,794	7,465	9,113	10,159	3,111	3,240	8,478	7,858

Gross profit	43,463	36,949	37,477	50,810	34,871	32,430	40,381	51,730
Operating expenses:
Research and development	8,697	7,925	8,583	9,168	5,640	5,708	8,409	8,948
Selling and marketing	12,922	13,027	13,749	16,367	8,592	8,770	11,227	13,673
General and administrative	8,426	7,461	8,804	8,215	5,582	5,120	6,635	8,233
Restructuring charge (1)	—	—	—	2,531	—	—	—	—
In-process research and development	—	—	500	—	—	—	5,400	—

Total operating expenses	30,045	28,413	31,636	36,281	19,814	19,598	31,671	30,854

	Quarter Ended (in thousands) (Unaudited)
	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating income	13,418	8,536	5,841	14,529	15,057	12,832	8,710	20,876
Interest and other income, net	937	974	1,317	1,699	728	985	755	1,705
Impairment losses on investments	(5,822)	—	—	—	(180)	—	(5,298)	—
Gains on strategic investments	96	—	78	—	1,220	—	—	—

Income before income taxes	8,629	9,510	7,236	16,228	16,825	13,817	4,167	22,581
Income taxes (2)	3,162	3,440	1,148	11,738	6,057	4,974	2,843	6,786

Net income	$5,467	$6,070	$6,088	$4,490	$10,768	$8,843	$1,324	$15,795

Basic net earnings per share	$0.11	$0.12	$0.12	$0.09	$0.22	$0.18	$0.03	$0.32

Diluted net earnings per share	$0.11	$0.12	$0.12	$0.09	$0.21	$0.18	$0.03	$0.31

(1)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.
(2)	During the fourth quarter, our effective tax rate increased as a result of an increase in the foreign tax differential on profits generated by our foreign operations and also due to tax charges arising from the distribution of foreign earnings under the American Jobs Creation Act of 2004.

	Quarterly Results of Operations as a % of Revenue (Unaudited)
	2005				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	86.1	81.3	77.8	81.8	91.7	89.7	86.2	86.4
Services	13.9	18.7	22.2	18.2	8.3	10.3	13.8	13.6

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
License fees	3.2	3.0	2.8	2.7	4.2	4.1	5.6	4.1
Service fees	7.3	8.3	10.4	8.8	2.0	2.9	6.8	5.1
Amortization of intangibles from acquisitions	4.7	5.6	6.4	5.1	2.1	2.2	4.9	4.0

Total cost of revenues	15.2	16.9	19.6	16.6	8.3	9.1	17.3	13.2
Gross profit	84.8	83.1	80.4	83.4	91.7	90.8	82.7	86.8
Operating expenses:
Research and development	17.0	17.8	18.4	15.0	14.8	16.0	17.2	15.0
Selling and marketing	25.2	29.3	29.5	26.8	22.6	24.6	23.0	22.9
General and administrative	16.4	16.8	18.9	13.5	14.7	14.4	13.6	13.8
Restructuring charge	—	—	—	4.2	—	—	—	—
In-process research and development	—	—	1.1	—	—	—	11.1	—

Total operating expenses	58.6	63.9	67.9	59.5	52.1	55.0	64.9	51.7
Operating income	26.2	19.2	12.5	23.9	39.6	35.8	17.8	35.1
Interest and other income, net	1.8	2.2	2.8	2.8	1.9	2.8	1.5	2.9
Impairment losses on investments, net	(11.4)	—	—	—	(0.5)	—	(10.8)	—
Gains on strategic investments	0.2	—	0.2	—	3.2	—	—	—

Income before income taxes	16.8	21.4	15.5	26.7	44.3	38.6	8.5	38.0
Income taxes	6.2	7.7	2.5	19.3	15.9	13.9	5.8	11.4

Net income	10.6%	13.7%	13.0%	7.4%	28.4%	24.7%	2.7%	26.6%

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

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our content protection products and our software value management products. Our operating activities provided net cash of $55.2 million, $59.7 million and $58.9 million in 2005, 2004 and 2003, respectively. Cash provided by operating activities decreased $4.5 million from $59.7 million in 2004 to $55.2 million in 2005. This decrease was primarily due to the decrease in net income partially offset by the changes in deferred revenue and accounts receivable. In addition, the availability of cash generated by our operations in the future could be affected by other business risks discussed in the “Risk Factor” section of this annual report.

Investing activities (used) provided net cash of $(35.0) million, $1.3 million and $(137.2) million in 2005, 2004 and 2003, respectively. Cash from investing activities decreased $36.3 million from $1.3 million in 2004 to $(35.0) million in 2005. The decrease in 2005 is primarily due to the use of approximately $40.8 million for the acquisitions of Zero G and Trymedia during the year ended December 31, 2005. We made capital expenditures of $8.7 million, $4.8 million and $2.8 million in 2005, 2004 and 2003, respectively. Capital expenditures are primarily for computer software and equipment to fortify the infrastructure of our peer to peer anti piracy service. The increase in capital expenditures is also due to furniture and fixtures and leasehold improvements for additional office space in California. We also paid $1.8 million, $1.1 million and $6.3 million in 2005, 2004 and 2003, respectively, related to patents during those periods.

In July 2005, we acquired Trymedia, a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. As of December 31, 2005, we have paid an aggregate of $31.5 million in cash. Trymedia provided secure digital distribution services and is the operator of the largest distribution network for downloadable games. This acquisition expanded our games solution set by providing an online game distribution and promotion offering.

In June 2005, we acquired Zero G, a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased our market for software value management solutions, added innovative technology and enhanced multi-platform products.

In July 2004, we acquired the operations and net assets of InstallShield for $77.1 million in cash, including related acquisition costs. InstallShield was a leading provider of software installation tools which expanded our product portfolio in the software value management category and enabled us to reach InstallShield’s large software developer customer base.

In November 2002, we acquired the assets and operations of Midbar for approximately $17.8 million in cash and related acquisition costs. In addition, we are subject to an additional maximum payout of $8.0 million based on a percentage of revenues derived from our sales of music technology products through December 31, 2004. During 2005, 2004 and 2003, we paid $497,000, $1.1 million and $480,000, respectively, of such contingent consideration in cash.

In August 2003, we acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. We paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for total purchase consideration of $880,000.

Net cash provided by financing activities was $12.1 million, $15.2 million and $6.8 million in 2005, 2004 and 2003, respectively. The decrease in net cash provided by financing activities from $15.2 million in 2004 to $12.1 million in 2005 is primarily due to the decline in proceeds from stock option exercises.

In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. We did not repurchase any shares of common stock in 2005, 2004 or 2003. If we consider repurchasing the remaining 2.0 million shares under this program in the future, we would seek reapproval from the Board of Directors.

At December 31, 2005, we had $135.6 million in cash and cash equivalents, $111.0 million in short-term investments, and $15.0 million in long-term marketable investment securities, which includes $11.9 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next 12 months will aggregate approximately $12.0 million in order to support the growth of our business and strengthen our operations infrastructure.

In February 2006, we acquired eMeta Corporation (“eMeta”) for cash consideration of $35.0 million. eMeta is a leading provider of software solutions that enable companies to control and sell digital goods and services online. eMeta is a privately held company based in New York. The acquisition of eMeta extends our reach from physical distribution into the online digital distribution segment.

We have future minimum lease payments of approximately $59.5 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

We typically pay taxes during the year as part of our normal quarterly estimated tax payments. In addition to these normal tax payments, we will also have additional tax payments associated with the distribution of foreign earnings under the American Jobs Creation Act of 2004 (“AJCA”) which was signed into law on October 22, 2004. It introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. In the fourth quarter of 2005, our foreign subsidiaries distributed $65 million to Macrovision Corporation. The distribution increased the provision for income taxes by $2.3 million and income taxes payable by $4.1 million.

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

Contractual Obligations

We lease facilities and certain equipment pursuant to non-cancelable operating lease agreements. Future minimum lease payments pursuant to these leases as of December 31, 2005 were as follows (in thousands):

Operating Leases
2005	$5,578
2006	5,859
2007	6,024
2008	4,995
2009	4,906
2010 and thereafter	32,116

Total	$59,478

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123R in the first quarter of 2006. The non-GAAP (pro forma) disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1—The Company and Summary of Significant Accounting Policies for information related to the non-GAAP (pro forma) effects on our reported net income and net earnings per share. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123R. In particular, the statement includes guidance related to share based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of share based payment awards upon the adoption of SFAS No. 123R.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We do not expect the adoption of EITF 05-06 to have a material impact on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $261.7 million as of December 31, 2005. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $107,000 decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of December 31, 2005. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $11.9 million and $18.8 million, represented 2.4% and 4.1% of our total assets as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of December 31, 2005. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2005, 2004 and 2003, we wrote off $5.8 million, $5.5 million and $4.8 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. In 2005, the $5.8 million impairment was partially offset by gains of $174,000 related to gains on our interests in strategic investments that had been fully impaired. In 2004, the $5.5 million impairment loss was partially offset by a gain of $1.2 million related to the gain from the sale of InterActual Technologies. In 2003, the $4.8 million impairment loss was partially offset by a gain of $395,000 related to the surrender of 1,880,937 shares of TTR common stock, which was used to acquire patents and other assets of TTR.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2005. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Macrovision maintained effective internal control over financial reporting as of December 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Macrovision Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Macrovision Corporation (‘Macrovision’) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macrovision’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Macrovision’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Macrovision maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Macrovision maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macrovision Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005; and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

March 2, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference from the information under the sections “Information About Directors,” “Information About our Executive Officers” and “Proposal 1: Election of Directors,” to be contained in our proxy statement, which will be filed with the SEC in connection with the solicitation of proxies for our 2006 Annual Meeting of Stockholders to be held on April 27, 2006 (the “2006 Annual Meeting of Stockholders”).

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

The information required by this item is incorporated by reference to the information under the section “Executive Compensation” to be contained in the proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Information” to be contained in the proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the section “Certain Relationships and Related Transactions” to be contained in the proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the caption “Principal Auditor Fees and Services” to be contained in the proxy statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Exhibits

(a)	Exhibits

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B

2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01

2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000*	10-K	4/2/01	2.03

2.04	Asset Purchase Agreement among TTR Technologies, Inc., TTR Technologies, Ltd., Macrovision Corporation and Macrovision Europe Ltd. dated November 4, 2002	13D/A	11/8/02	1

2.05	Noncompetition Agreement executed and delivered as of November 4, 2002 by TTR Technologies, Inc. and TTR Technologies, Ltd. in favor and for the benefit of Macrovision Corporation, Macrovision Europe Ltd. and the other Indemnities	13D/A	11/8/02	3

2.06	Asset Purchase Agreement by and between Midbar Tech (1998) Ltd. and Macrovision Europe Ltd. dated November 4, 2002*	10-K	3/31/03	2.07

2.07	Asset Purchase Agreement by and among InstallShield Software Corporation, Macrovision, Macrovision Europe Ltd. and Macrovision International Holding LP dated June 16, 2004	8-K	7/1/04	2.01

3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02

3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of February 9, 2006				X

10.01	Macrovision Corporation 1996 Equity Incentive Plan**	SB-2/A	2/11/97	10.02

10.02	Macrovision Corporation 1996 Employee Stock Purchase Plan**	S-8	11/5/03	4.1

10.03	Macrovision Corporation 1996 Directors Stock Option Plan**	S-8	11/5/03	4.2

10.04	Macrovision Corporation 2000 Equity Incentive Plan**	S-8	11/5/03	4.3

10.05	Macrovision Corporation Form of Executive Incentive Plan**	10-K	3/12/04	10.05

10.06	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998*	10-QSB	5/15/98	10.02

10.07	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998*	10-QSB/A	6/23/98	10.01

10.08	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.09	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.10	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.11	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.12	Form of Indemnification Agreement entered into by Macrovision Corporation with each of its directors and executive officers	10-Q	11/4/05	10.01

10.13	Executive Severance and Arbitration Agreement dated April 30, 2001 between Macrovision Corporation and William Krepick**	10-Q	11/13/01	10.34

10.14	Employment Agreement dated January 28, 2005 between Macrovision Corporation and William Krepick**	8-K	2/2/05	10.01

10.15	Offer letter to Alfred J. Amoroso dated June 8, 2005**	8-K	7/5/05	10.1

		Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	Date	Number

10.16	Executive Severance and Arbitration Agreement dated June 8, 2005 between Macrovision Corporation and Alfred J. Amoroso**	8-K	7/5/05	10.2

10.17	Offer Letter to James Budge dated July 22, 2005**	8-K	9/6/05	10.1

10.18	Executive Severance and Arbitration Agreement dated September 6, 2005 between Macrovision Corporation and James Budge**	8-K	9/6/05	10.1

10.19	Offer Letter to Steve Weinstein dated October 9, 2002**	10-Q	5/9/03	10.01

10.20	Executive Severance and Arbitration Agreement dated February 15, 2004 between Macrovision Corporation and Steven Weinstein**	10-Q	5/7/04	10.03

10.21	Offer Letter to James Wickett dated January 29, 2004**	10-Q	5/7/04	10.01

10.22	Executive Severance and Arbitration Agreement dated February 3, 2005 between Macrovision Corporation and James Wickett**	8-K	3/14/05	10.01

10.23	Charter of the Audit Committee of the Board of Directors	10-K	3/12/04	10.17

10.24	Summary of Director Compensation**	10-K	3/31/05	10.26

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of March, 2006.

MACROVISION CORPORATION

By:	/s/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	March 2, 2006

Principal Financial and Accounting Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	March 2, 2006

Additional Directors:

/s/ JOHN O. RYAN John O. Ryan	Chairman of the Board of Directors	March 2, 2006

/s/ WILLIAM A. KREPICK William A. Krepick	Vice Chairman of the Board of Directors	March 2, 2006

/s/ DONNA S. BIRKS Donna S. Birks	Director	March 2, 2006

/s/ STEVEN G. BLANK Steven G. Blank	Director	March 2, 2006

/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	March 2, 2006

/s/ WILLIAM N. STIRLEN William N. Stirlen	Director	March 2, 2006

/s/ THOMAS WERTHEIMER Thomas Wertheimer	Director	March 2, 2006

MACROVISION CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Macrovision Corporation:

We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Macrovision Corporation as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California March 2, 2006

MACROVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$135,625	$104,957
Restricted cash	—	859
Short-term investments	111,039	101,299
Accounts receivable, net	45,254	41,468
Income taxes receivable	—	1,705
Deferred tax assets	2,504	6,368
Prepaid expenses and other current assets	5,004	4,570

Total current assets	299,426	261,226
Long-term marketable investment securities	15,040	47,414
Property and equipment, net	13,398	9,295
Goodwill	107,329	74,529
Other intangibles from acquisitions, net	32,755	31,185
Deferred tax assets	18,895	17,151
Patents and other assets	11,082	11,673

	$497,925	$452,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,380	$5,907
Accrued expenses	40,174	32,639
Deferred revenue	23,262	14,604

Total current liabilities	68,816	53,150
Long term liabilities	959	979

	69,775	54,129
Commitments and contingencies (Notes 12 and 14)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 54,368,379 shares issued and 51,368,379 outstanding as of December 31, 2005, and 53,194,326 shares issued and 50,194,326 outstanding as of December 31, 2004	54	53
Treasury stock, 3,000,000 shares at cost	(38,450)	(38,450)
Additional paid-in capital	330,912	311,643
Deferred stock-based compensation	(5,101)	—
Accumulated other comprehensive income	2,631	9,109
Retained earnings	138,104	115,989

Total stockholders’ equity	428,150	398,344

	$497,925	$452,473

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Licenses	166,345	160,422	114,799
Services	36,885	21,677	13,547

Total revenues	$203,230	$182,099	$128,346
Cost of revenues:
License fees	5,937	8,195	4,976
Service fees	17,608	8,122	3,470
Amortization of intangibles from acquisitions	10,986	6,370	3,319

Total cost of revenues	34,531	22,687	11,765

Gross profit	168,699	159,412	116,581
Operating expenses:
Research and development	34,373	28,705	17,768
Selling and marketing	56,065	42,262	27,982
General and administrative	32,906	25,570	20,197
Restructuring charge	2,531	—	—
In-process research and development	500	5,400	624

Total operating expenses	126,375	101,937	66,571

Operating income	42,324	57,475	50,010
Impairment losses on strategic investments	(5,822)	(5,478)	(4,820)
Gains on strategic investments	174	1,220	452
Interest and other income, net	4,927	4,173	3,852

Income before income taxes	41,603	57,390	49,494
Income taxes	19,488	20,660	22,553

Net income	$22,115	$36,730	$26,941

Basic net earnings per share	$0.44	$0.74	$0.55

Shares used in computing basic net earnings per share	50,708	49,516	48,754

Diluted net earnings per share	$0.43	$0.73	$0.54

Shares used in computing diluted net earnings per share	51,373	50,619	49,518

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Retained earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2002	51,424,526	51	(3,000,000)	(38,450)	284,031	(3,024)	1,933	52,318	296,859
Comprehensive income:
Net income								26,941	26,941
Translation adjustment							4,054		4,054
Unrealized gain in investments, net							2,041		2,041

Total comprehensive income									33,036
Issuance of common stock upon exercise of options	458,346	1			4,733				4,734
Issuance of common stock under employee stock purchase plan	215,857				2,046				2,046
Reversal of unamortized deferred stock-based compensation related to Stock option forfeitures					(183)	183			—
Amortization of deferred stock-based compensation						2,656			2,656
Tax benefit associated with stock plans					1,880				1,880

Balances as of December 31, 2003	52,098,729	52	(3,000,000)	(38,450)	292,507	(185)	8,028	79,259	341,211
Comprehensive income:
Net income								36,730	36,730
Translation adjustment							3,145		3,145
Unrealized losses in investments, net							(2,064)		(2,064)

Total comprehensive income									37,811
Issuance of common stock upon exercise of options	805,101	1			12,032				12,033
Issuance of common stock under employee stock purchase plan	290,496				3,202				3,202
Amortization of deferred stock-based compensation						185			185
Tax benefit associated with stock plans					3,902				3,902

Balances as of December 31, 2004	53,194,326	$53	(3,000,000)	$(38,450)	$311,643	$—	$9,109	$115,989	$398,344
Comprehensive income:
Net income								22,115	22,115
Translation adjustment							(5,847)		(5,847)
Unrealized losses in investments, net							(631)		(631)

Total comprehensive income									15,637
Issuance of common stock upon exercise of options	511,554	1			6,587				6,588
Issuance of common stock under employee stock purchase plan	321,524				5,536				5,536
Issuance of restricted stock	340,975				5,322	(5,322)			—
Amortization of deferred stock-based compensation						221			221
Tax benefit associated with stock plans					1,824				1,824

Balances as of December 31, 2005	54,368,379	$54	(3,000,000)	$(38,450)	$330,912	$(5,101)	$2,631	$138,104	428,150

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$22,115	$36,730	$26,941
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,563	4,755	3,652
Amortization of intangibles from acquisitions	10,986	6,370	3,319
Amortization of deferred stock-based compensation	221	185	2,656
Impairment losses on strategic investments	5,822	5,478	4,820
Gains on strategic investments	(174)	(1,220)	(452)
Deferred tax expense	(946)	(1,981)	(4,415)
Tax benefit from stock options	1,824	3,902	1,880
In-process research and development	500	5,400	624
Deferred tax valuation allowance	307	—	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(3,407)	(8,312)	(1,527)
Deferred revenue	8,061	2,075	1,665
Prepaid expenses, other current assets and other assets	4,955	5,333	604
Accounts payable, accrued expenses, and other long-term liabilities	(1,637)	1,009	19,088

Net cash provided by operating activities	55,190	59,724	58,855

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(255,851)	(304,500)	(417,008)
Sales or maturities of long and short term marketable investments	271,617	388,344	290,169
Purchases of property and equipment	(8,736)	(4,837)	(2,804)
Payments for patents	(1,758)	(1,101)	(6,308)
Proceeds from sale of strategic investments	174	1,220	—
Acquisition of Midbar net assets including contingent consideration	(497)	(1,083)	(480)
Acquisition of InstallShield Corp., net of cash acquired	—	(75,930)	—
Acquisition of Zero G, net of cash acquired	(10,238)	—	—
Acquisition of Trymedia, net of cash acquired	(30,554)	—	—
Acquisition of peer-to-peer assets and related acquisition costs	—	—	(800)
Increase (decrease) in restricted cash	859	(859)	—
Other investing activities	—	—	(14)

Net cash (used in) provided by investing activities	(34,984)	1,254	(137,245)

Cash flows from financing activities:
Proceeds from exercise of options and other financing activities	6,588	12,033	4,734
Proceeds from stock issued under employee stock purchase plan	5,536	3,202	2,046

Net cash provided by financing activities	12,124	15,235	6,780

Effect of exchange rate changes on cash	(1,662)	826	837
Net increase (decrease) in cash and cash equivalents	30,668	77,039	(70,773)
Cash and cash equivalents at beginning of year	104,957	27,918	98,691

Cash and cash equivalents at end of year	$135,625	$104,957	$27,918

Cash paid during the year:
Income taxes	$4,473	$20,561	$8,238

TTR Common Stock surrendered in exchange for patents	$—	$—	$602

See accompanying notes to consolidated financial statements

MACROVISION CORPORATION

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

(1) The Company and Summary of Significant Accounting Policies

The Company

Macrovision Corporation (the “Company”), a Delaware corporation founded in 1983, provides digital lifecycle value management solutions that enable the delivery and enhanced use of software and content. The Company’s value management solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, and a host of related technologies and services from installation to update to back-office entitlement management. The Company markets the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. The Company also operates Trymedia Systems, the world’s largest distribution network for downloadable PC games. The Company’s customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators and enterprise information technology organizations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Macrovision Corporation and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

Certain amounts have been reclassified to conform to the current year presentation.

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

Cash, Cash Equivalents, and Investments

The Company considers all highly liquid investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, and US municipal securities. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consist primarily of US government & agencies, US municipal securities, auction rate securities, and corporate debt and equity securities. All marketable securities with maturities over one year or which the Company’s intent is to retain for the long-term are classified as long-term marketable investment securities.

The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2005 and 2004, all investment securities were designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses, reported in comprehensive income, as a separate component of stockholders’ equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in other income.

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2005:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	112,795	—	—	112,795
Cash Equivalents—money markets	22,830	—	—	22,830

Total cash and cash equivalents	135,625	—	—	135,625

Investments:
US government and agencies	10,000	—	(44)	9,956
US municipal securities	41,329	—	(135)	41,194
Corporate debt securities	2,100	2	—	2,102
Auction rate securities	46,825	—	—	46,825
Equity securities	12,389	—	(504)	11,885
Time deposits	14,117	—	—	14,117

Total investments	126,760	2	(683)	126,079

Short term				111,039
Long term				15,040

Total investments				126,079

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2004:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	58,376	—	—	58,376
Cash Equivalents—money markets	46,581	—	—	46,581

Total cash and cash equivalents	104,957	—	—	104,957

Investments:
US government and agencies	12,999	—	(132)	12,867
US municipal securities	79,075	20	(155)	78,940
Corporate debt securities	10,387	69	—	10,456
Auction rate securities	27,677	—	(2)	27,675
Equity securities	18,211	564	—	18,775

Total investments	148,349	653	(289)	148,713

Short term				101,299
Long term				47,414

Total investments				148,713

In 2005 and 2004, we recognized $5.8 million and $5.3 million, respectively, from other-than-temporary losses in the market value of our equity securities (See Note 6—Strategic Investments). There were no recognized losses from other-than-temporary declines in the market value of marketable securities in 2003.

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 (in thousands):

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Auction rate securities	46,825	—	—	—	46,825	—
US government and agencies	9,956	(44)	—	—	9,956	(44)
Corporate securities	2,102	2	—	—	2,102	2
US municipal securities	38,039	(82)	3,154	(54)	41,193	(136)
Equity securities	11,885	(303)	—	—	11,885	(303)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

As of December 31, 2005 and 2004, the unrealized (loss) gain, net of taxes, was $(419,000) and $212,000, respectively.

As of December 31, 2005, the weighted average contractual maturity for debt securities was approximately 7 months.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. The Company reviews its trade receivables by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on historical bad debt loss experience.

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

Patents

Patent costs are amortized using the straight-line method over the shorter of the estimated useful life of the patent or 10 years.

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

Revenue Recognition

The Company’s revenue consists of royalty fees on copy-protected products on a per unit basis, licenses for its content protection technologies, licenses for its software value management products, and related maintenance and services revenues.

Royalty Revenues

Royalty revenue from the replication of videocassettes, DVDs, and CDs is recognized when realized or realizable and earned. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition. In the Company’s DVD, videocassette, and PC games product lines, the Company has established significant experience with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. Revenue from PPV and music technology products is recognized only as reported, due to the timing of receipt of reports in PPV, and the embryonic stage and volume volatility of the market for the Company’s music technology products. Advanced royalty fees attributable to minimum guaranteed quantities of licensed units or royalties based on a percentage of licensed product sales are deferred until earned. In the case of agreements with minimum guaranteed royalty payments with no specified volume, revenue is recognized on a straight-line basis over the life of the agreement.

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

Entertainment Service Revenues

The Company provides peer to peer anti-piracy services and digital distribution services to entertainment industry customers. Revenue from such services is recognized as the services are performed. Entertainment technologies service revenues are included in services revenue in the accompanying consolidated financial statements.

Software Licensing Revenues

The Company sells software value management solutions through direct sales force and through resellers. The Company recognizes revenue on software products in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2.” Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. Resellers are offered the right of return on packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company considers arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

For license agreements in which non-standard customer acceptance clauses are a condition to earning the license fees, revenue is not recognized until acceptance occurs. For arrangements containing multiple elements, such as software license fees, consulting services and maintenance, or multiple products and where vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “residual method.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. For arrangements containing multiple elements where VSOE of fair value does not exist for all undelivered elements, all revenue is deferred until such time as VSOE of fair value for all undelivered elements is established or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance where VSOE of fair value exists, maintenance revenue is recognized pro rata over the maintenance contract period. The Company also enters into term license agreements in which the license fee is recognized ratably over the term of the license period as term license agreements are generally one year.

Professional Services Revenues

The Company provides consulting and training services to its software vendor and enterprise customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP 81-1. Professional services revenues are included in services revenue in the accompanying consolidated statements of income.

Maintenance Revenues

Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying consolidated statements of income.

Cost of Revenues

License Fees

The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company’s video copy protection and software copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues—license fees also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software licensing fees. Cost of revenues—license fees also includes outside legal costs of $1.7 million, 1.9 million and $692,000 in 2005, 2004 and 2003, respectively, associated with litigation to enforce the Company’s patents. Amortization of patents is also included in cost of revenues—license fees.

Service Fees

Cost of revenues—service fees includes the cost of technical support for the Company’s software and service products. This primarily consists of customer support and professional services to software customers, as well as any third party consultants who provide such services on the Company’s behalf. Costs associated with the Company’s anti piracy and digital distribution of games services include customer support, hosting, bandwidth and equipment maintenance costs.

Amortization of Intangibles from Acquisitions

Cost of revenues—amortization of intangibles from acquisitions includes amortization of certain intangibles from acquisitions. This includes amortization from purchased existing technology, existing contracts, and patents and trademarks.

Stock-Based Compensation

The Company accounts for employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation (“FASB”) No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

If compensation cost for the Company’s stock-based compensation plans had been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company’s net income and net income per share as reported would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$22,115	$36,730	$26,941
Add stock-based employee compensation expense included in reported net income, net of tax	134	111	1,594
Deduct total stock-based employee compensation expenses determined under fair-value-based method for all rewards, net of related tax effects	(11,841)	(13,480)	(15,281)

Net income, pro forma	$10,408	$23,361	$13,254
Basic net income per share
As reported	$0.44	$0.74	$0.55
Pro forma	$0.21	$0.47	$0.27
Diluted net income per share
As reported	$0.43	$0.73	$0.54
Pro forma	$0.20	$0.46	$0.27

For purposes of computing pro forma net income, the Company estimates the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Additionally, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because our employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock-based awards.

For purposes of the pro forma disclosures, the Company gives consideration to historical volatility in market traded options and will continue to monitor these and other relevant factors used to measure expected volatility for future option grants.

The following weighted average assumptions were used for the Option Plans and the ESPP Plan:

	Year ended December 31,
	2005	2004	2003
Option Plans:
Dividends	None	None	None
Expected term	2.4 years	2.4 years	3.2 years
Risk free interest rate	3.9%	2.3%	3.4%
Volatility rate	56.6%	70.6%	75.9%

ESPP Plan:
Dividends	None	None	None
Expected term	1.4 years	1.4 years	1.4 years
Risk free interest rate	3.7%	2.2%	3.2%
Volatility rate	57.9%	69.4%	75.1%

The following table shows the weighted average fair value of options and ESPP purchase share rights using the fair value approach under SFAS 123 (per share data):

	December 31,
	2005	2004	2003
Weighted average fair value of options granted during the period	$7.49	$9.35	$8.17
Weighted average fair value of an ESPP purchase share right granted during the period	$9.67	$9.93	$6.39

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

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2005, 2004, and 2003, 18%, 30%, and 36%, respectively, of the Company’s business was attributed to the licensing of its video content protection technology through MPAA movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios’ continued success in the production and distribution of movies utilizing the Company’s technology. The Company also licenses its digital PPV video content protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of Globetrotter Software, Inc. the Company began its business in electronic software license management software. The Company licenses software technology solutions to software and hardware manufacturers and software asset management solutions to enterprise end-users. The Company also provides support, maintenance and consulting services. In addition, 43%, 42%, and 42% of the Company’s sales in 2005, 2004, and 2003, respectively, are from export or foreign operations.

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

The Company performs ongoing credit evaluations of its customers as necessary. The Company did not have any customers that were equal to or greater than 10% of net revenues for the years ended December 31, 2005 and 2004. One customer accounted for 10.2% of net revenues for the year ended December 31, 2003. At December 31, 2005 and 2004, the Company did not have any customers that were equal to or greater than 10% of accounts receivable.

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

	December 31,
	2005	2004	2003
	(In thousands)
Basic EPS—weighted average number of common shares outstanding	50,708	49,516	48,754
Effect of dilutive common equivalent shares—stock options outstanding	665	1,103	764

Diluted EPS—weighted average number of common shares and common share equivalents outstanding	51,373	50,619	49,518

Weighted average number of stock options excluded from diluted earnings per share calculation	5,291	2,760	3,889

Weighted average exercise price of stock options excluded from diluted earnings per share calculation	$26.42	$32.23	$39.73

Goodwill and Other Intangibles from Acquisitions

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2005 and determined that the carrying amount of goodwill was not impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company amortizes acquired intangible assets with definite lives. Purchased technology and contracts are amortized over its useful lives, which are generally three to six years.

Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or when alternative future use exists. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material and have not been capitalized.

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized costs as of December 31, 2005.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expense.

(2) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$24,881	$17,512
Leasehold improvements	4,538	3,698
Furniture and fixtures	4,658	3,038

	34,077	24,248
Less accumulated depreciation and amortization	20,679	14,953

	$13,398	$9,295

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 are $4.8 million, $3.2 million, and $2.4 million, respectively.

Patents, Net (in thousands):

	December 31, 2005	December 31, 2004
Patents at cost	$15,317	$16,566
Accumulated amortization	(5,525)	(5,696)

Patents, net	$9,792	$10,870

Patent amortization for the years ended December 31, 2005, 2004, and 2003 are $1.8 million, $1.6 million, and $1.2 million, respectively.

Accrued Expenses (in thousands):

	December 31,
	2005	2004
Accrued compensation	$11,122	$15,032
Income taxes payable	20,022	11,871
Restructuring	1,261	—
Other accrued liabilities	7,769	5,736

	$40,174	$32,639

Interest and Other Income, Net (in thousands):

	Year ended December 31,
	2005	2004	2003
Interest income	$5,759	$3,133	$3,550
Foreign currency gains (losses)	(734)	878	332
Other income (expense)	(98)	162	(30)

	$4,927	$4,173	$3,852

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2005	$2,705	$1,615	$605	$3,715
2004	$2,147	$924	$366	$2,705
2003	$1,657	$907	$417	$2,147

(3) Business Combinations and Asset Purchases

Trymedia Systems, Inc.

In July 2005, the Company acquired Trymedia Systems, Inc. (“Trymedia”), a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. Trymedia provided secure digital distribution services and was the operator of the largest distribution network for downloadable games. This acquisition expanded the Company’s games solution set by providing an online game distribution and promotion offering. Trymedia has been integrated into the Company’s Entertainment Technologies segment. The consolidated financial statements include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition. As of December 31, 2005, the Company paid $31.5 million in cash and expects to pay an additional $0.3 million to Trymedia shareholders as they surrender the balance of their stock.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of July 29, 2005
Cash and cash equivalents	$927
Accounts receivable	204
Other assets	779

Total tangible assets acquired	1,910

Accounts payable	(3,795)
Deferred revenue	(96)
Accrued liabilities	(2,225)
Deferred tax liabilities, net	(1,140)
Notes payable	(257)

Total liabilities assumed	(7,513)

Net liabilities assumed	$(5,603)

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Trymedia (in thousands):

As of December 31, 2005
Cash paid	$31,481
Payable to shareholders	365
Net liabilities assumed	5,603

Total goodwill and intangible assets acquired	$37,449

Intangible Assets		Amortization Period in Years
Existing technology	$3,500	4
In-process technology	500	—
Core technology	1,500	4
Trade Name/Trademarks	600	5
Customer Relationships	3,700	4
Goodwill	27,649	Not Applicable

Total	$37,449

The weighted average amortization period for amortizable Trymedia intangible assets is 4.1 years. The in-process technology of $500,000 was charged to operations during the year ended December 31, 2005.

Zero G Software, Inc.

In June 2005, the Company acquired Zero G Software, Inc. (“Zero G”), a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased the Company’s market for software value management solutions, added innovative technology and enhanced multi-platform products. Zero G has been integrated into the Company’s Software Technologies segment. The consolidated financial statements include the results of operations of Zero G since June 9, 2005, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of June 9, 2005
Cash and cash equivalents	$351
Accounts receivable	491
Deferred tax assets	1,978
Other assets	80

Total tangible assets acquired	2,900

Accounts payable	(721)
Deferred revenue	(590)
Accrued liabilities	(1,874)
Notes payable	(696)

Total liabilities assumed	(3,881)

Net liabilities assumed	$(981)

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Zero G (in thousands):

As of December 31, 2005
Cash paid	$10,589
Net liabilities assumed	981

Total goodwill and intangible assets acquired	$11,570

Intangible Assets	$	Amortization Period in Years
Existing technology	$2,000	4 – 5
Core technology	600	5
Trade Name/Trademarks	200	5
Customer Relationships	700	5
Goodwill	8,070	Not Applicable

Total	$11,570

The weighted average amortization period for amortizable Zero G intangible assets is 4.7 years.

The following table shows supplemental unaudited information as if the acquisitions of ZeroG and Trymedia had been completed at the start of each fiscal year as presented:

	Year Ended December 31, 2005 (unaudited)	Year Ended December 31, 2004 (unaudited)
Revenues	$208,077	$193,819
Net income	$16,079	$32,720
Basic net earnings per share	$0.32	$0.66
Diluted net earnings per share	$0.31	$0.65

InstallShield Software Corporation

In July 2004, the Company acquired the operations and net assets of InstallShield Software Corporation (“InstallShield”) for $77.1 million in cash, including related acquisition costs. Under the acquisition agreement, an additional contingent payment of up to $20.0 million may have been required to be made by the Company based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company determined that no additional payment was required under the terms of the acquisition agreement. InstallShield shareholders have notified the Company that they are disputing the Company’s determination and are seeking the contingent payment in an amount exceeding $15 million (see Note 14). InstallShield was a leading provider of software installation tools. The acquisition of InstallShield expanded the Company’s product portfolio in the software value management category and enabled the Company to reach InstallShield’s large software developer customer base. InstallShield has been integrated into the Company’s Software Technologies Group. The accompanying consolidated statements of income include the results of operations of InstallShield since July 1, 2004, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of July 1, 2004
Cash and cash equivalents	$1,134
Accounts receivable, net	2,713
Property and equipment, net	738
Deferred tax assets	681
Other assets	532

Total tangible assets acquired	5,798

Deferred revenue	(2,132)
Other liabilities	(3,937)

Total liabilities assumed	(6,069)

Net liabilities assumed	$(271)

As of December 31, 2004, $859,000 of cash was restricted, primarily relating to certain liabilities assumed as part of the acquisition of InstallShield. This amount was released and paid during the year ended December 31, 2005.

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of InstallShield (in thousands):

As of December 31, 2005
Cash paid	$77,149
Net liabilities assumed	271

Total goodwill and intangible assets acquired	$77,420

Intangible Assets	$	Amortization Period in Years
Existing technology	$20,100	4
In-process technology	5,400	—
Maintenance agreements	200	3
Distribution agreements	2,000	6
Trade Name/Trademarks	6,500	6
Goodwill	43,220	Not Applicable

Total	$77,420

The weighted average amortization period for amortizable InstallShield intangible assets is 4.6 years. The in-process technology of $5.4 million was charged to operations during the year ended December 31, 2004.

The following table shows supplemental unaudited information as if the acquisition of InstallShield had been completed at the start of each fiscal year as presented:

	Year Ended December 31, 2004 (unaudited)	Year Ended December 31, 2003 (unaudited)
Revenues	$200,997	$163,833
Net income	$38,059	$29,883
Basic net earnings per share	$0.77	$0.61
Diluted net earnings per share	$0.75	$0.60

Acquisition of peer-to-peer assets

In August 2003, the Company acquired intellectual property and other assets, including patents, existing contracts, and software code that can be used to track and manage content in the peer-to-peer, or P2P, file sharing space. The Company paid $720,000 in cash, $80,000 of acquisition costs and an additional payment of $80,000 due on the first anniversary of the closing date for total purchase consideration of $880,000. The purchase price was allocated to in-process technology, core technology and employment agreements. The in-process technology of $624,000 was charged to operations during the year ended December 31, 2003.

Acquisition of TTR patents and other assets

In May 2003, the Company acquired patents and other assets of TTR Technologies, Inc. (“TTR”) for approximately $5.1 million in cash and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000, which the Company originally purchased in January 2000. The total purchase price of $5.7 million was allocated to patents and amortized on a straight line basis over seven years. The Company recorded a realized gain of $395,000 for the excess of the market value of such TTR stock on the closing date of the acquisition over the adjusted cost basis of such stock. This gain has been included in “Gains on strategic investments” in the accompanying consolidated financial statements.

Midbar Tech (1998)

In November 2002, the Company acquired the assets and operations of Midbar Tech (1998) for approximately $17.8 million in cash and related acquisition costs. In addition, the Company was subject to additional consideration due based on a percentage of revenues derived from sales of music technology products through December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, respectively, the Company paid $0.5 million, $1.1 million, and $0.5 million of such contingent consideration. The final contingent consideration payment was made during the year ended December 31, 2005.

(4) Goodwill and Other Intangibles from Acquisitions

As of December 31, 2005, the goodwill balance relates to our acquisitions of CDilla Ltd., Productivity through Software, Midbar Tech (1998), peer-to-peer assets, InstallShield, Zero G and Trymedia.

The following tables summarize the Company’s intangible assets from acquisitions subject to amortization as of December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$40,134	$(19,936)	$20,198
Existing contracts	12,767	(6,576)	6,191
Patents and trademarks	9,291	(2,925)	6,366

	$62,192	$(29,437)	$32,755

	December 31, 2004
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$32,621	$(12,240)	$20,381
Existing contracts	6,909	(3,357)	3,552
Patents and trademarks	8,716	(1,464)	7,252

	$48,246	$(17,061)	$31,185

In accordance with SFAS 142, the Company has allocated goodwill to its reportable segments. The following table summarizes the Company’s goodwill by segment as of December 31, 2005 and 2004 (in thousands):

	Entertainment	Software	Total
Goodwill, net at December 31, 2003	$12,198	$16,432	$28,630
Acquisition of InstallShield	—	43,135	43,135
Midbar contingent consideration	857	—	857
Changes due to foreign currency exchange rates	685	1,222	1,907

Goodwill, net at December 31, 2004	13,740	60,789	74,529
Adjustment to Acquisition	—	85	85
Acquisition of ZeroG	—	8,070	8,070
Acquisition of Trymedia	27,649	—	27,649
Changes due to foreign currency exchange rates	(1,125)	(1,879)	(3,004)

Goodwill, net at December 31, 2005	$40,264	$67,065	$107,329

The following table summarizes the Company’s estimated amortization expense through the year 2010 and thereafter (in thousands):

Amortization Expense
Year ending
2006	$11,404
2007	9,930
2008	7,008
2009	3,415
2010 and thereafter	998

Total amortization expense	$32,755

(5) Restructuring Charge

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

In October 2005, the Company’s board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 3, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. The Company recorded a charge of $2.5 million for the year ended December 31, 2005. The liability for restructuring costs is recorded in accrued expenses in the accompanying consolidated balance sheet.

The following table summarizes the activity related to restructuring costs:

	Severance costs	Benefits	Total
Balance at December 31, 2004	$—	$—	$—
2005 charges	2,378	153	2,531
2005 payments	(1,212)	(58)	(1,270)

Balance at December 31, 2005	$1,166	$95	$1,261

The majority of the remaining cash expenditures relating to workforce reductions are expected to be paid over the next three months.

(6) Strategic Investments

As of December 31, 2005 and December 31, 2004, the adjusted cost of the Company’s strategic investments totaled $11.9 million and $18.8 million, respectively. The Company’s strategic investments include public and non-public companies. As of December 31, 2005, the adjusted cost of the Company’s strategic investments consisted solely of its investment in Digimarc, a publicly traded company. The Company’s investments in privately held companies had no carrying value as of December 31, 2005. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

During the years ended December 31, 2005 and 2004, the Company recorded other-than temporary impairment losses of $5.8 million and $5.3 million, respectively, on its investment in Digimarc. There were no impairment charges related to the Company’s strategic investments in public companies during the year ended December 31, 2003.

During the years ended December 31, 2004 and 2003, the Company recorded $180,000 and $4.8 million of other-than-temporary impairment losses relating to its investment in iVast, a privately held company. The Company originally invested $5.0 million in iVast in 2001. As of December 31, 2004, the Company’s investment in iVast had no remaining carrying value.

The Company received $174,000 and $1.2 million during the years ended December 31, 2005 and 2004, respectively, in cash for its interest in InterActual Technologies, the assets of which were acquired by a third party during the year ended December 31, 2004. In fiscal year 2001, this strategic investment had been fully impaired. Accordingly, during the years ended December 31, 2005 and 2004, the Company recorded gains on strategic investments of $174,000 and $1.2 million, respectively. In addition, during the year ended December 31, 2003, the Company recorded a realized gain of $57,000 representing distributions received in excess of its book value for its investment in NTRU Cryptosystems.

During the year ended December 31, 2003, the Company recorded a realized gain of $395,000 from the surrender of the Company’s stock in TTR, a public company strategic investment. See Note 3—Business Combinations and Asset Purchases.

(7) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion No. 25 (ABP 25), “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, the Company is now required to adopt SFAS 123R in the first quarter of 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1—The Company and Summary of Significant Accounting Policies for information related to the pro forma effects on the Company’s reported net income and net earnings per share. The Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123R. In particular, the statement includes guidance related to share based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of share based payment awards upon the adoption of SFAS No. 123R.

In May 2005 the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not expect the adoption of EITF 05-06 to have a material impact on its results of operations or financial condition.

(8) Transactions with Related Parties

In January 2000, the Company invested $4.0 million to acquire a minority interest in TTR, a provider of proprietary digital anti-piracy technologies and products. In May 2003, the Company acquired patents and other assets of TTR for approximately $5.1 million and the surrender of 1,880,937 shares of TTR common stock, with a fair value of $602,000 (See “Note 3-Business Combinations and Asset Purchases”).

(9) Employee and Director Stock Plans

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000. The exercise price of the options that are issued is equal to the fair market value of our common stock on the date of grant.

As of December 31, 2005, the Company had 13.6 million shares reserved and 659,000 shares remained available for issuance under the 2000 Plan and 1999 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan. Option grants have terms ranging from five to ten years.

As of December 31, 2005, the Company had 1.0 million shares reserved under the Directors Plan and 395,000 shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

In connection with an acquisition in 2000, the Company recorded deferred stock-based compensation of approximately $37.9 million, for the difference between the exercise price and the fair value of the stock underlying the options. This amount was amortized over the vesting period of the individual options, generally four years, and was fully amortized as of March 31, 2004. Amortization expenses recognized in 2005, 2004 and 2003 was $0, $185,000 and $2.7 million, respectively.

Restricted Stock

In November 2005, the Company’s board of directors approved the issuance of 340,975 shares of restricted stock, at a fair value of $15.61 per share, to certain executives and key employees under the 2000 Plan. The restricted stock vests over four years and was considered outstanding at the time of the issuance, as the stockholders are entitled to voting rights. The Company recorded $5.3 million of deferred compensation at the issuance date and has been included in stockholders’ equity as contra-equity. For the year ended December 31, 2005, the Company charged $221,000 to expense associated with restricted stock.

Employee Stock Purchase Plan

The Company’s 1996 Employee Stock Purchase Plan (the “ESPP”) allows eligible employee participants to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP consists of twenty-four-month offering periods with four six-month purchase periods in each offering period. Employees purchase shares in each purchase period at 85% of the market value of the Company’s common stock at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of December 31, 2005, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 3.0 million shares remained available for future issuance.

Activity under the Company’s stock option plans are as follows:

	Number of shares	Weighted-average exercise price
Outstanding as of December 31, 2002	6,135,303	$32.24
Granted	2,028,917	$15.61
Canceled	(1,690,723)	$52.47
Exercised	(458,346)	$10.27

Outstanding as of December 31, 2003	6,015,151	$22.62
Granted	3,405,999	$21.97
Canceled	(809,186)	$31.29
Exercised	(811,146)	$15.00

Outstanding as of December 31, 2004	7,800,818	$22.23
Granted Options	3,827,350	$20.55
Restricted Stock	340,975	$0.00
Canceled	(1,823,090)	$12.90
Exercised	(511,554)	$24.29

Outstanding as of December 31, 2005	9,634,499	$20.89

	December 31,
	2005	2004	2003
Options exercisable at end of year	4,451,743	3,302,575	2,666,020

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number of shares exercisable	Weighted average exercise price
$ 0.00 - $15.61	2,043,257	3.81	$10.45	1,116,232	$11.01
$15.69 - $18.82	2,045,764	4.21	$17.85	904,200	$17.64
$18.84 - $22.95	2,261,538	3.98	$21.79	626,179	$21.51
$22.97 - $25.30	2,335,665	4.51	$24.37	992,712	$25.02
$25.60 - $102.31	948,275	5.20	$39.20	812,420	$41.38

	9,634,499	4.24	$20.89	4,451,743	$22.50

Offer to Exchange Outstanding Stock Options to Purchase Common Stock

On May 27, 2003, the Company’s stockholders approved a program to permit the exchange stock options having an exercise price greater than $28.00 for a lesser number of new options to be granted at least six months and one day from the cancellation of the surrendered options (the “Option Exchange Program”).

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

(10) Stock Repurchase Program

In May 2002, the Board of Directors authorized a stock repurchase program for up to 5.0 million shares of the Company’s common stock. Purchases of the stock may be made, from time-to-time, in the open market at prevailing market prices, at the discretion of Company management. The Company’s repurchases of shares of common stock have been recorded as treasury stock at cost and result in a reduction of stockholders’ equity. As of December 31, 2005 and 2004, treasury stock consisted of 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $38.5 million. If the Company considers repurchasing the remaining 2.0 million shares under this program in the future, the Company would seek reapproval from the Board of Directors.

(11) Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic income	$460	$14,729	$22,772
Foreign income	41,143	42,661	26,722

Income before provision for income taxes	$41,603	$57,390	$49,494

Income tax expense for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$14,009	$13,271	$19,844
State	1,164	1,620	2,570
Foreign	3,437	3,848	2,674

Total current	18,610	18,739	25,088

Deferred:
Federal	(557)	(1,017)	(3,056)
State	(389)	(964)	(1,359)

Total deferred tax benefit	(946)	(1,981)	(4,415)

Charges in lieu of income taxes associated with the exercise of stock options	1,824	3,902	1,880

Total tax expense	$19,488	$20,660	$22,553

Income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Federal tax statutory rate	$14,561	$20,086	$17,323
State taxes, net of federal benefit	106	635	1,017
Income tax credits	—	—	(78)
Tax impact on foreign operations and transfer pricing	3,476	(2,641)	4,465
Exempt interest	(1,006)	(824)	(888)
Deferred stock compensation	—	—	676
Foreign earnings repatriation under the American Jobs Creation Act of 2004 (federal and state)	2,309	—	—
Change in valuation allowance	307	3,341	—
Others	(265)	63	38

Total tax expense	$19,488	$20,660	$22,553

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accruals, reserves and others	$1,830	$1,815
Allowance for doubtful accounts	1,104	932
Deferred revenue	—	3,962
Intangible assets	5,192	9,064
Impairment losses on investments	11,475	11,663
Capital loss carryforward	3,648	1,293
Credits	1,411	—
Others	662	567
Net operating loss carryforwards	10,630	1,540

Gross deferred tax assets	35,952	30,836
Valuation allowance	(10,029)	(4,781)

Total deferred tax assets	25,923	26,055
Deferred tax liabilities:
Patents	(3,877)	(1,950)
Others	(647)	(586)

Total deferred tax liabilities	(4,524)	(2,536)

Net deferred tax assets	$21,399	$23,519

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of December 31, 2005.

As of December 31, 2005, the Company has a valuation allowance of $10.0 million. Of the total valuation allowance, $5.0 million is related to federal and state attributes acquired in certain acquisitions for which realization of the related deferred tax assets was determined not more likely than not to be realized due, in part, to potential utilization limitations as a result of stock ownership changes. Of the remaining valuation allowance as of December 31, 2005, $3.6 million relates to deferred tax assets for capital loss carryforwards and $1.4 million relates to foreign tax loss carryforwards that the Company determined that sufficient uncertainty existed regarding its ability to recognize these deferred tax assets. During the year ended December 31, 2005, the valuation allowance for capital loss carryforwards was increased by $0.3 million. To the extent realization of the deferred tax assets related to certain acquisitions become probable, recognition of these acquired tax benefits would first reduce goodwill to zero, then reduce other non-current intangible assets related to the acquisition to zero with the remaining benefit reported as a reduction to income tax expense. If the realization of the deferred tax assets not related to acquisitions become probable, the Company would recognize an income tax benefit in the period such asset is more likely than not to be realized.

As of December 31, 2005, the Company has federal tax loss carryforwards of approximately $22.9 million. The federal loss carryforwards will expire in 2012 through 2025. The Company has state net operating loss carryforwards of approximately $18.7 million as of December 31, 2005. The state loss carryforwards will expire in 2007 through 2015. Utilization of net operating loss carryforwards may be subject to limitations due to ownership changes and other limitations provided by the Internal Revenue Code and similar state provisions. If such a limitation applies, the net operating loss and tax credit carryforwards may expire before full utilization.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. In the fourth quarter of 2005, Macrovision’s foreign subsidiaries distributed $65 million to Macrovision Corporation. The distribution increased the provision for income taxes by $2.3 million and income taxes payable by $4.1 million. Except for the items described previously, U.S. income taxes have not been provided for approximately $10.8 million of cumulative undistributed earnings of non-U.S. subsidiaries. Macrovision intends to reinvest these earnings indefinitely in operations outside of the U.S.

The Company’s federal tax return for tax year 2003 is under the Internal Revenue Service examination. The Company believes that adequate amounts of tax accruals have been provided based on currently available information.

(12) Commitments

Leases

The Company signed agreements that extended the lease for its corporate headquarters in Santa Clara, California for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. The Company has recorded rent expense on a straight-line basis based on contractual lease payments from January 2005 through January 2017. The Company occupied the new office space in April 2005.

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. Future minimum lease payments pursuant to these leases as of December 31, 2005 were as follows (in thousands):

Operating Leases
2006	$5,578
2007	5,859
2008	6,024
2009	4,995
2010	4,906
2011 and thereafter	32,116

Total	$59,478

Rent expense was $5.9 million, $5.4 million, and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their compensation, which contribution was limited to $14,000 in 2005. Employee contributions vest immediately. The Company is not required to contribute to the 401(k) plan, but has made voluntary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee’s contribution, up to a maximum annual matching contribution of $2,800, $2,600 and $2,400 in 2005, 2004, and 2003, respectively. For employees 50 years of age or older, the contribution limit was $18,000 in 2005 and the Company’s maximum annual matching contribution was $3,600.

(13) Segment and Geographic Information

The Company has two reportable segments: Entertainment Technologies and Software Technologies. Entertainment Technologies licenses digital content value management technology to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies licenses software management solutions to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, and Admin Studio products and the Zero G InstallAnywhere and SolutionsArchitect products.

The accounting policies of the reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. See Note 4—Goodwill and Other Intangibles from Acquisitions for the allocation of goodwill by reportable segment.

Revenue by Significant Product Group:

	Year ended December 31,
	2005	2004	2003
Entertainment Technologies:
Video	$92,207	$100,592	$81,268
Other	10,469	10,119	10,112

Total Entertainment Technologies	102,676	110,711	91,380
Software Technologies	100,554	71,388	36,966

Total	$203,230	$182,099	$128,346

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues (excluding amortization of intangibles from acquisitions), selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Year ended December 31,
	2005	2004	2003
Entertainment Technologies	$55,433	$71,868	$60,538
Software Technologies	25,734	14,500	10,691
Other	(3,406)	(3,323)	(1,022)

Segment income	77,761	83,045	70,207
General and administrative	(32,906)	(25,570)	(20,197)
Restructuring charge	(2,531)	—	—
Impairment losses on strategic investments	(5,822)	(5,478)	(4,820)
Gains on strategic investments	174	1,220	452
Interest and other income, net	4,927	4,173	3,852

Income before income taxes	$41,603	$57,390	$49,494

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2005	2004	2003
United States	$115,238	$105,211	$74,143
International	87,992	76,888	54,203

Total Revenue	$203,230	$182,099	$128,346

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

Information on Long Lived Assets by Geographic Areas:

	December 31, 2005	December 31, 2004
United States
Property and Equipment, net	$9,792	$5,921
Patents, net	4,910	5,002
Goodwill, net	68,801	33,174
Intangibles from Acquisitions, net	25,258	21,190

Total United States	108,761	65,287
International
Property and Equipment, net	3,606	3,374
Patents, net	4,882	5,868
Goodwill, net	38,528	41,355
Intangibles from Acquisitions, net	7,497	9,995

Total International	54,513	60,592

Total Long Lived Assets	$163,274	$125,879

(14) Contingencies

The Company is involved in legal proceedings related to some of its intellectual property rights.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

The Company received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between the Company’s U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, the Company received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents of InterTrust. The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with any of the Company’s existing copy protection businesses.

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge (“APJ”) decided to proceed with the second interference first. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to the Company. As a result of this decision, the Company may have to forfeit a portion of its United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust’s motion regarding a claim that errors constituting inequitable conduct were committed by the

Company during the original prosecution of the ‘281 patent. As a result of this decision, the Company’s patent claims in the interferences are rendered unenforceable. At this time, the Company is considering various options to appeal these decisions. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. On December 28, 2005, the APJ ruled in the Company’s favor on the first set of claims. This ruling would assign the patent claims to the Company, but such claims are subject to enforceability limitations related to the inequitable conduct decision. InterTrust has filed for a rehearing relating to the December 28, 2005 decision. At this time, the Company is considering various options to appeal these decisions.

The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already been issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Examiner as allowable and is expected to be granted in the first quarter of 2006. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company’s patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. The Company’s case against Sima is proceeding.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust is demanding arbitration of certain disputes between the Trust and the Company pursuant to Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, the Company, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, the Company may have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the Company’s conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. The Company denies these allegations and intends to vigorously defend itself in the arbitration proceeding.

As of December 31, 2005, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operation or cash flow.

(15) Subsequent Event

In February 2006, the Company acquired eMeta Corporation (“eMeta”) for cash consideration of $35.0 million. eMeta is a leading provider of software solutions that enable companies to control and sell digital goods and services online. eMeta is a privately held company based in New York. The acquisition of eMeta extends the Company’s reach from physical distribution into the online digital distribution segment.

(16) Unaudited Quarterly Consolidated Financial Data

	Quarter				Year
	Q1	Q2	Q3	Q4
	(in thousands, except share data)
2005
Revenues	$51,257	$44,414	$46,590	$60,969	$203,230
Gross profit	$43,463	$36,949	$37,477	$50,810	$168,699
Net income (1)(2)	$5,467	$6,070	$6,088	$4,490	$22,115
Earnings per share
Basic	$0.11	$0.12	$0.12	$0.09	$0.44
Diluted	$0.11	$0.12	$0.12	$0.09	$0.43

2004
Revenues	$37,982	$35,670	$48,859	$59,588	$182,099
Gross profit	$34,871	$32,430	$40,381	$51,730	$159,412
Net income	$10,768	$8,843	$1,324	$15,795	$36,730
Earnings per share
Basic	$0.22	$0.18	$0.03	$0.32	$0.74
Diluted	$0.21	$0.18	$0.03	$0.31	$0.73

(1)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.
(2)	During the fourth quarter, our effective tax rate increased as a result of an increase in the foreign tax differential on profits generated by our foreign operations and also due to tax charges arising from the distribution of foreign earnings under the American Jobs Creation Act of 2004.