Form 10-Q
period 2006-03-31
MACROVISION CORP
filed 2006-05-08
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-22023

Macrovision Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0156161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2830 De La Cruz Boulevard, Santa Clara, CA 95050

(Address of principal executive offices) (Zip Code)

(408) 562-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common stock, $0.001 par value	51,706,089

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$89,709	$135,625
Short-term investments	149,345	111,039
Accounts receivable, net of allowance for doubtful accounts of $1,628 and $3,715, respectively	48,606	45,254
Deferred tax assets	2,480	2,504
Prepaid expenses and other current assets	7,217	5,004

Total current assets	297,357	299,426
Long-term marketable investment securities	18,166	15,040
Property and equipment, net	15,635	13,398
Other intangibles from acquisitions, net	34,988	32,755
Deferred tax assets	18,483	18,895
Patents and other assets	11,080	11,082
Goodwill	136,660	107,329

	$532,369	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,585	$5,380
Accrued expenses	19,360	20,152
Income taxes payable	26,808	20,022
Deferred revenue	30,525	23,262

Total current liabilities	84,278	68,816
Other non current liabilities	741	959

Total liabilities	85,019	69,775
Stockholders’ equity:
Common stock	55	54
Treasury stock, at cost	(38,450)	(38,450)
Additional paid-in-capital	339,976	330,912
Deferred equity-based compensation	—	(5,101)
Accumulated other comprehensive income	4,762	2,631
Retained earnings	141,007	138,104

Total stockholders’ equity	447,350	428,150

	$532,369	$497,925

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Licenses	$45,043	$44,117
Services	11,975	7,140

Total revenues	57,018	51,257
Cost of revenues:
License fees	2,362	1,661
Service fees*	6,166	3,717
Amortization of intangibles from acquisitions	3,243	2,416

Total cost of revenues	11,771	7,794

Gross profit	45,247	43,463
Operating expenses:
Research and development*	12,442	8,697
Selling and marketing*	16,466	12,922
General and administrative*	8,719	8,426

Total operating expenses	37,627	30,045

Operating income	7,620	13,418
Impairment losses on strategic investments	—	(5,822)
Gains on strategic investments	—	96
Interest and other income, net	2,049	937

Income before income taxes	9,669	8,629
Income taxes	6,766	3,162

Net income	$2,903	$5,467

Basic net earnings per share	$0.06	$0.11

Shares used in computing basic net earnings per share	51,989	50,349

Diluted net earnings per share	$0.06	$0.11

Shares used in computing diluted net earnings per share	52,543	51,341

* Equity-based compensation by category is as follows:

Service fees	$398	$—
Research and development	$1,475	$—
Sales and marketing	$1,680	$—
General and administrative	$1,422	$—

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net income	$2,903	$5,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,018	1,366
Amortization of intangibles from acquisitions	3,243	2,416
Equity-based compensation	4,975	—
Deferred taxes from equity-based compensation	(833)	—
Tax benefit from stock options exercises	878	663
Excess tax benefits from equity-based compensation	(209)	—
Impairment losses on strategic investments	—	5,822
Gains on strategic investments	—	(96)
Deferred tax expense	—	358
Changes in operating assets and liabilities:
Accounts receivable, net	(922)	2,354
Deferred revenue	5,907	3,531
Other assets	(2,954)	(1,958)
Other liabilities	6,319	(4,817)

Net cash provided by operating activities	21,325	15,106
Cash flows from investing activities:
Purchases of long and short-term investments	(143,555)	(68,965)
Sales or maturities of long and short-term investments	105,327	59,668
Acquisition of eMeta, net of cash acquired	(34,550)	—
Acquisition of property and equipment	(3,480)	(1,066)
Payments for patents	(492)	(297)
Proceeds from sale of strategic investments	—	96
Contingent consideration for Midbar acquisition	—	(497)
Decrease in restricted cash	—	859

Net cash used in investing activities	(76,750)	(10,202)
Cash flows from financing activities:
Excess tax benefits from equity-based compensation	209	—
Proceeds from issuance of common stock from options and stock purchase plans	9,191	3,827

Net cash provided by financing activities	9,400	3,827
Effect of exchange rate changes on cash and cash equivalents	109	52

Net (decrease) increase in cash and cash equivalents	(45,916)	8,783
Cash and cash equivalents at beginning of period	135,625	104,957

Cash and cash equivalents at end of period	$89,709	$113,740

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2006, for any future year, or for any other future interim period.

Certain amounts have been reclassified to conform to the current year presentation.

NOTE 2 – EQUITY-BASED COMPENSATION

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

As of March 31, 2006, the Company had 13.6 million shares reserved and 626,000 shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years.

As of March 31, 2006, the Company had 1.0 million shares reserved under the Directors Plan and 355,000 shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

The Company recorded compensation expense relative to stock options in the three months ended March 31, 2006 of $3.4 million.

Restricted Stock

In November 2005, the Company’s board of directors approved the issuance of 340,975 shares of restricted stock, at an intrinsic value of $15.61 per share, to certain executives and key employees under the 2000 Plan. The restricted stock vests over four years and was considered outstanding at the time of grant.

As of March 31, 2006, 338,725 unvested restricted shares are outstanding. During the quarter ended March 31, 2006, there were no new awards of restricted stock and 2,250 shares were forfeited. There were no shares of restricted stock that vested during the quarter ended March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company recognized the estimated compensation cost of restricted stock over the vesting term. The estimated compensation cost was based on the fair value of the Company’s common stock on the date of grant. The Company will continue to recognize the compensation cost, net of expected forfeitures over the vesting term. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined the amount to be immaterial.

The Company recorded compensation expense relative to restricted stock in the three months ended March 31, 2006 of $0.7 million.

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

As of March 31, 2006, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.8 million shares remained available for future issuance.

The Company recorded compensation expense relative to the ESPP in the three months ended March 31, 2006 of $0.9 million.

Equity-Based Payments

Effective January 1, 2006, the Company adopted the provisions of, and accounts for equity-based compensation in accordance with, Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” In accordance with SFAS 123(R), equity-based compensation cost is measured at the grant date based on the fair value of the award. The Company elected the modified-prospective method. Under this transition method, equity-based compensation includes the amortized value of vesting equity-based payments granted prior to January 1, 2006 based on the grant date fair value as determined under SFAS 123 and those granted subsequently in accordance with SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

Total
Total equity-based compensation, before tax	$4,298
Tax effect	(667)

Total equity-based compensation, net of taxes	$3,631

Basic earnings per share	$0.07

Diluted earnings per share	$0.07

The adoption of SFAS 123(R) did not have a significant impact on the Company’s cash flows during the three months ended March 31, 2006.

The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

Three Months Ended March 31, 2005
Net income, as reported	$5,467
Add: equity-based employee compensation expense included in reported net income, net of tax	—
Less: total equity-based employee compensation expenses determined under fair-value-based method for all awards, net of tax	(2,852)

Net income, pro forma	$2,615

Basic net earnings per share
As reported	$0.11
Adjusted pro forma	$0.05

Diluted net earnings per share
As reported	$0.11
Adjusted pro forma	$0.05

Valuation and Assumptions

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. For grants prior to January 1, 2006, the estimated volatility was based only on historical volatility. The expected term was determined by analyzing past option experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS123R, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. All equity-based payment awards granted after January 1, 2006 are amortized on a straight-line basis, net of expected forfeitures, over the vesting periods. In prior year periods, the Company applied accelerated amortization of equity-based compensation and will continue to do so for the remaining terms of these prior option grants.

The assumptions used to value equity-based payments are as follows:

	Three Months Ended March 31,
	2006	2005
Option Plans:
Expected Dividends	None	None
Expected term	3.2 years	2.3 years
Risk free interest rate	4.6%	3.3%
Expected volatility rate	41.0%	61.7%

ESPP Plan:
Expected Dividends	None	None
Expected term	1.3 years	1.4 years
Risk free interest rate	4.6%	3.0%
Expected volatility rate	41.0%	61.3%

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the three months ended March 31, 2006, $6.3 million was paid to the Company for options exercised, which will generate a potential tax deduction of $209,000.

As of March 31, 2006, there was $28.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,634,499	$20.89
Granted	852,751	$19.20
Canceled	(778,425)	$25.41
Exercised	(436,573)	$14.40

Outstanding at March 31, 2006	9,272,252	$20.64	4.1	$13,973

Exercisable and expected to become exercisable at March 31, 2006	6,226,799	$20.64	4.1	$9,384

Exercisable at March 31, 2006	3,813,380	$22.53	4.0	$(1,441)

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.53 and $8.92, respectively. The weighted average grant date fair value of an employee purchase share right options granted during the three months ended March 31, 2006 and 2005 was $7.60 and $10.87, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2.1 million and $0.9 million, respectively.

NOTE 3 – BUSINESS COMBINATION AND ASSET PURCHASES

eMeta Corporation

In February 2006, the Company acquired eMeta Corporation (“eMeta”), a privately held company based in New York, for $35.5 million of purchase consideration. eMeta provides software solutions that enable companies to manage and sell digital goods and services online. The acquisition of eMeta extends the Company’s reach from physical distribution into online digital distribution. eMeta results will be included in the Company’s Software Technologies segment. The condensed consolidated financial statements include the results of operations of eMeta since February 28, 2006, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of February 28, 2006
Cash and cash equivalents	$5
Accounts receivable	2,313
Other assets	239

Total tangible assets acquired	2,557

Accounts payable	(87)
Deferred revenue	(1,343)
Accrued liabilities	(242)

Total liabilities assumed	(1,672)

Net assets acquired	$885

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of eMeta (in thousands):

As of February 28, 2006
Cash paid	$34,555
Payable to shareholders	900
Net assets acquired	(885)

Total goodwill and intangible assets acquired	$34,570

Intangible Assets	$	Amortization Period in Years
Existing technology	$4,300	3 – 4
Core technology	500	3
Customer Relationships	560	3 – 4
Trade Name/Trademarks	100	1
Goodwill	29,110	Not Applicable

Total	$34,570

As of March 31, 2006, the amount allocated to goodwill is preliminary and may be further adjusted during the year. The weighted average amortization period for amortizable eMeta intangible assets is 3.2 years.

The amortization schedule for eMeta intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2006	$1,343
2007	1,707
2008	1,690
2009	523
2010	48
2011	—

$5,311

Trymedia Systems, Inc.

In July 2005, the Company acquired Trymedia Systems, Inc. (“Trymedia”), a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. Trymedia provided secure digital distribution services and was the operator of the largest distribution network for downloadable games. This acquisition expanded the Company’s games solution set by providing an online game distribution and promotion offering. Trymedia has been included in the Company’s Entertainment Technologies segment. The condensed consolidated financial statements include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition. As of March 31, 2006, the Company paid $31.5 million in cash and expects to pay an additional $0.3 million to Trymedia shareholders as they surrender the balance of their stock.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of July 29, 2005
Cash and cash equivalents	$927
Accounts receivable	204
Other assets	779

Total tangible assets acquired	1,910

Accounts payable	(3,795)
Deferred revenue	(96)
Accrued liabilities	(2,225)
Deferred tax liabilities, net	(1,140)
Notes payable	(257)

Total liabilities assumed	(7,513)

Net liabilities assumed	$(5,603)

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Trymedia (in thousands):

Cash paid	$31,481
Payable to shareholders	365
Net liabilities assumed	5,603

Total goodwill and intangible assets acquired	$37,449

Intangible Assets	$	Amortization Period in Years
Existing technology	$3,500	4
In-process technology	500	—
Core technology	1,500	4
Trade Name/Trademarks	600	5
Customer Relationships	3,700	4
Goodwill	27,649	Not Applicable

Total	$37,449

The weighted average amortization period for amortizable Trymedia intangible assets is 4.1 years. The in-process technology of $500,000 was charged to operations during the third quarter of 2005.

Zero G Software, Inc.

In June 2005, the Company acquired Zero G Software, Inc. (“Zero G”), a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased the Company’s market for software value management solutions, added innovative technology and enhanced multi-platform products. Zero G has been included in the Company’s Software Technologies segment. The condensed consolidated financial statements include the results of operations of Zero G since June 9, 2005, the effective date of the acquisition.

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

NOTE 4 – STRATEGIC INVESTMENTS

As of March 31, 2006 and December 31, 2005, the adjusted cost of the Company’s strategic investments totaled $15.0 million and $11.9 million, respectively. The Company’s strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as “Long-term marketable investment securities” and “Other assets,” respectively.

As of March 31, 2006, the carrying value of the Company’s strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of March 31, 2006.

For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the quarter ended March 31, 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. During the quarter ended March 31, 2006, there were no other-than temporary impairment losses on strategic investments in public companies.

During the first quarter of 2005, we received $96,000 in cash for our interests in strategic investments that had been fully impaired. Accordingly, we recorded a gain on strategic investments of $96,000 during the three months ended March 31, 2005.

NOTE 5 – RESTRUCTURING

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

In October 2005, the Company’s board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 3, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. The Company recorded a charge of $2.5 million during the fourth quarter of 2005. The liability for restructuring costs is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

The following table summarizes the activity related to restructuring costs:

	Severance	Termination Benefits	Total
Balance at December 31, 2005	$1,166	$95	$1,261
Cash payments	(815)	(43)	(858)

Balance at March 31, 2006	$351	$52	$403

NOTE 6 – EARNINGS PER SHARE

Basic net earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted net EPS is computed using the weighted average number of common and dilutive potential common shares outstanding during the period except for periods of operating loss for which no potential common shares are included because their effect would be anti-dilutive. Dilutive potential common shares consist of common stock issuable upon exercise of stock options using the treasury stock method. The following is a reconciliation of the shares used in the computation of basic and diluted net EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic net EPS - weighted average number of common shares outstanding	51,989	50,349
Effect of dilutive potential common shares - stock options outstanding	554	992

Diluted net EPS - weighted average number of common shares and potential common shares outstanding	52,543	51,341

Anti-dilutive shares excluded	7,440	2,943

Weighted average exercise price of anti-dilutive shares	$23.24	$30.98

NOTE 7 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$2,903	$5,467
Other comprehensive income (loss):
Unrealized losses on investments	1,936	(429)
Foreign currency translation adjustments	195	(1,043)

Comprehensive income	$5,034	$3,995

NOTE 8 – INCOME TAXES

The Company recorded income tax expense of $6.8 million for the three months ended March 31, 2006 based on the annual effective tax rate forecast and tax expense of $3.6 million recorded as a discrete item related to income tax accrued on the tax gain from intercompany transfer of intellectual properties adjusted to reflect a change in estimates.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of March 31, 2006. There were no adjustments to the valuation allowance balance in the first quarter ended March 31, 2006.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Entertainment Technologies and Software Technologies. Entertainment Technologies licenses digital content value management technology to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. The Video product group includes content protection and rights management solutions for optical discs, videocassettes and digital set top boxes. The Other product group of Entertainment Technologies includes content protection and rights management solutions for PC and consumer electronics video playback and record devices, digital distribution services for games and peer to peer networks. The Software Technologies products include the FLEXnet licensing platform, the InstallShield suite of software installation, repackaging, and update solutions, the Zero G software installation solutions and the eMeta software solutions enabling companies to manage and sell digital goods online.

Revenue by Significant Product Group:

	Three months ended March 31,
	2006	2005
Entertainment Technologies
Video	$26,902	$23,112
Other	4,017	1,694

Total Entertainment Technologies	30,919	24,806
Software Technologies	26,099	26,451

Total	$57,018	$51,257

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three months ended March 31,
	2006	2005
Entertainment Technologies	$14,102	$13,575
Software Technologies	2,327	8,269

Segment income	16,339	21,844
General and administrative	(8,719)	(8,426)
Impairment losses on strategic investments	—	(5,822)
Gains on strategic investments	—	96

Interest and other income, net	2,049	937

Income before income taxes	$9,669	$8,629

Information on Revenue by Geographic Areas:

	Three Months Ended March 31,
	2006	2005
United States	$29,108	$29,504
International	27,910	21,753

	$57,018	$51,257

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 10 – CONTINGENCIES

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

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge (“APJ”) decided to first proceed with the second interference. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to the Company. As a result of this decision, the Company may have to forfeit a portion of its United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust’s motion regarding a claim that errors constituting inequitable conduct were committed by the Company during the original prosecution of the ‘281 patent. As a result of this decision, the Company’s patent claims in the interferences are rendered unenforceable. At this time, the Company is considering various options to appeal these decisions. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. On December 28, 2005, the APJ ruled in the Company’s favor on the first set of claims. This ruling would assign the patent claims to the Company, but such claims are subject to enforceability limitations related to the inequitable conduct decision. InterTrust has filed for a rehearing relating to the December 28, 2005 decision.

The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already been issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Patent Examiner as allowable and is expected to be granted in 2006. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company’s patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, the Company was granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. The Company intends to continue to vigorously pursue this action to protect our patented copy protection technology.

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

As of March 31, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operation or cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, those factors set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and other factors we describe in our periodic and current reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We specifically disclaim any obligation to update such forward-looking statements.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to secure, adapt and optimize their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and a host of related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate Trymedia Systems, a distribution network for downloadable PC games. We recently acquired eMeta in February 2006, which provides software solutions for managing and selling digital goods and services online. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues derive from licensing various digital content management products and services to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies’ revenues are derived from licensing various software products and services to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionsArchitect products. We will include the eMeta commerce, licensing and access control solutions in our Software Technologies segment.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2006	2005
Entertainment Technologies	$30,919	$24,806	$6,115	25%
Software Technologies	26,099	26,451	(354)	(1)

	$57,018	$51,257	$5,761	11

The following table provides percentage of revenue information by segment for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Entertainment Technologies	54%	48%
Software Technologies	46	52

	100%	100%

Entertainment Technologies

Our Entertainment Technologies generate revenues from the home video divisions of member companies of the Motion Picture Association of America (“MPAA”), videocassette duplication and DVD replication companies and a number of “special interest” content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies also generate revenues from licensing digital pay-per-view (“PPV”) and video-on-demand (“VOD”) content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We also receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies generate revenues from customers implementing our CD-ROM copy protection technology on PC games, peer to peer anti-piracy services, as well as customers in the music industry who implement our copy technology on compact discs. In July 2005, we acquired Trymedia Systems, a provider of secure digital distribution services and the operator of the largest distribution network for downloadable games. This acquisition has expanded our games solution set by providing an online game distribution and promotion offering. We have included Trymedia in our Entertainment Technologies revenues.

Revenues from our Entertainment Technologies increased $6.1 million, or 25% from the first quarter of 2005 to the first quarter of 2006. Revenues from our video content protection technologies represented 47% and 45% of our net revenues during the first quarters of 2006 and 2005, respectively. The increase in our video content protection technologies revenues is primarily due to a significant set top box licensing transaction completed in the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006. This increase was partially offset by the decline in video revenue caused by the continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect.

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties that have under reported to us the amount of royalties owed under license agreements with us. As a result, from time to time, we may not receive timely replicator reports, and therefore, we may recognize revenues that relate to activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

We believe that as we sign new contracts and generate more business for our new products: Total Play; Hawkeye, RipGuard DVD™, and ActiveMARK, future revenues from our Entertainment Technologies will increase in absolute terms and continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software Technologies

Our Software Technologies generate revenues from licensing software value management solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies were comparable to the prior year’s first quarter. We believe that revenues from our Software Technologies will increase in the future in absolute terms, but may vary as a percentage of our total revenues.

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

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related litigation expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and third party consultants for support and professional services. Cost of revenues also includes patent defense costs, amortization of intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, consulting and recruiting fees, travel, advertising and an allocation of overhead and facilities costs.

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

Software

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

Entertainment

Revenues from licensing video technology and trademarks are generated from licensing agreements primarily with motion picture studios that generally pay a per-unit royalty fee for videocassettes and DVDs replicated under those license agreements. Licensees generally report replication activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies on past experience and working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accrual. Any unusual or unanticipated replication volumes in a particular period can add significant fluctuations on the revenue reported.

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

Equity-Based Compensation

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by using an option-pricing model using a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the volatility of our common stock by using a combination of historical volatility and implied volatility in market traded options.

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our equity-based compensation. Consequently, there is a risk that our estimates of the fair values of our equity-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those equity-based payments in the future. Certain equity-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

See Note 2 for further information regarding the SFAS 123(R) disclosures.

Valuation of Strategic Investments

As of March 31, 2006 and December 31, 2005, the carrying value of our strategic investments totaled $15.0 million and $11.9 million, respectively. Our strategic investments include public and non-public companies. As of March 31, 2006, the adjusted cost of our strategic investments consisted solely of our investment in Digimarc, a publicly traded company. Our investments in privately held companies had no carrying value as of March 31, 2006. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

We review our investments in public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months as a guideline to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, it triggers a review of the investment to determine if an other-than temporary impairment has occurred. If we conclude that an other-than temporary impairment has occurred, we record an impairment charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded other-than temporary impairment losses on our investment in Digimarc of $5.8 million in the first quarter of 2005. There were no impairment losses recorded in the first quarter of 2006.

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

There were no impairment charges related to our investments in non-public companies during the three months ended March 31, 2005 and 2006. As of March 31, 2006 and December 31, 2005, our investments in non-public companies had no remaining carrying value.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In 2005, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2005, no impairment charges were recorded for long-lived assets. We will perform our next annual impairment analysis during the fourth quarter of 2006.

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

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Three months ended March 31,		$ Change	% Change
	2006	2005
Revenues:
Licenses	$45,043	$44,117	$926	2%
Services	11,975	7,140	4,835	68%

	57,018	51,257	5,761	11%
Cost of revenues:
License fees	2,362	1,661	701	42%
Service fees	6,166	3,717	2,449	66%
Amortization of intangibles from acquisitions	3,243	2,416	827	34%

	11,771	7,794	3,977	51%

Gross profit	45,247	43,463	1,784	4%
Operating expenses:
Research and development	12,442	8,697	3,745	43%
Selling and marketing	16,466	12,922	3,544	27%
General and administrative	8,719	8,426	293	3%

Total operating expenses	37,627	30,045	7,582	25%

Operating income	7,620	13,418	(5,798)	(43)%
Impairment losses on strategic investments	—	(5,822)	5,822	(100)%
Gains on strategic investments	—	96	(96)	(100)%
Interest and other income, net	2,049	937	1,112	119%

Income before income taxes	9,669	8,629	1,040	12%
Income taxes	6,766	3,162	3,604	114%

Net income	$2,903	$5,467	$(2,564)	(47)%

Comparison of Three Months Ended March 31, 2006 and 2005

License Revenues. Our license revenues for the first quarter of 2006 increased $0.9 million or 2% compared to the first quarter of 2005. The increase in license revenue is primarily due to higher revenue from set top box royalties, partially offset by the decrease in DVD content protection revenues. The increase in our set top box royalties is primarily due to a significant set top box licensing transaction completed in the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006. DVD content protection revenues are lower due to the impact of lower pricing in our contracts with MPAA studios. Software license revenue in the first quarter of 2006 was flat compared to the first quarter of 2005 due mainly to some significant software licenses executed in the first quarter of 2005.

Service Revenues. Our service revenues for the first quarter of 2006 increased $4.8 million or 68% from the first quarter of 2005. The increase in service revenues are primarily due to the growth of our software customer base and the inclusion of Trymedia revenue since its acquisition in the third quarter of 2005.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues increased to 5% for the first quarter of 2006 from 4% for the first quarter of 2005. The increase in the percentage of license revenue is primarily due to lower replicator fees as a result of the decline in DVD content protection revenues.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues decreased to 51% in the first quarter of 2006 from 52% in the first quarter of 2005. Service fees increased $2.4 million from the first quarter of 2005 due primarily to the inclusion of Trymedia and the growth in our customer support and professional services groups in line with the expansion of our software customer base. To a lesser extent, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. The decrease in the percentage of service revenue is primarily due to costs incurred to maintain our peer to peer anti piracy and digital distribution services. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased $0.8 million from the first quarter of 2005 to the first quarter of 2006. The increase is primarily due to amortization of intangibles from the acquisitions of Zero G since June 2005, Trymedia since July 2005 and eMeta since February 2006.

In June 2005, we acquired Zero G, a privately held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. As part of this acquisition, we acquired $3.5 million of intangibles subject to amortization.

In July 2005, we acquired Trymedia, a privately held company based in San Francisco, California and in Alicante, Spain, for $31.8 million of purchase consideration. As part of this acquisition, we acquired $9.3 million of intangibles subject to amortization.

In February 2006, we acquired eMeta, a privately held company based in New York City, New York, for $35.5 million of purchase consideration. As part of this acquisition, we acquired $5.5 million of intangibles subject to amortization.

Research and Development. Research and development expenses increased by $3.7 million, or 43%, from the first quarter of 2005 to the first quarter of 2006. The increase is primarily due to the inclusion of Zero G, Trymedia and eMeta research and development activity as a result of acquisition. Additionally, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. Research and development expenses increased as a percentage of net revenues to 22% in the first quarter of 2006 from 17% in the first quarter of 2005. We expect research and development expenses to increase in absolute terms and may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $3.5 million, or 27%, from the first quarter of 2005 to the first quarter of 2006. The increases are primarily due to higher commission costs associated with the increase in revenue as well as the inclusion of Zero G, Trymedia and eMeta sales and marketing activity since their respective acquisition dates. Additionally, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. Selling and marketing expenses increased as a percentage of net revenues to 29% in the first quarter of 2006 from 25% in the first quarter of 2005. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased $0.3 million, or 3% from the first quarter of 2005 to the first quarter of 2006. The increase in general and administrative expenses is mainly due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. This increase was partially offset by a decrease in costs incurred for compliance with the Sarbanes Oxley Act of 2002. General and administrative expenses decreased as a percentage of net revenues to 15% in the first quarter 2006 from 16% in the first quarter of 2005. We expect our general and administrative expenses to vary in absolute terms and also vary as a percentage of revenues.

Impairment losses on strategic investments. During the first quarter of 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. There were no impairment charges during the first quarter of 2006.

Gains on strategic investments. In the first quarter of 2005, we received $96,000 in cash for our interests in a strategic investment that had been fully impaired. Accordingly, during the first quarter of 2005, we recorded a gain on strategic investments of $96,000.

Interest and Other Income, Net. Interest and other income increased $1.1 million, or 119%, to $2.0 million in the first quarter of 2006 from $0.9 million in the first quarter of 2005. This increase is primarily due to larger investment balances and higher interest rates earned in our investment portfolio.

Income Taxes. We recorded income tax expense of $6.8 million and $3.2 million for the first quarters of 2006 and 2005, respectively. The income tax expense of $6.8 million for the first quarter of 2006 is based on the annual effective tax rate forecast and tax expense of $3.6 million recorded as a discrete item related to income tax accrued on the tax gain from intercompany transfer of intellectual properties adjusted to reflect a change in estimates.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products. Our operating activities provided net cash of $21.3 million and $15.1 million for the three months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities increased $6.2 million from the first quarter of 2005 to the first quarter of 2006 primarily due to the increase in taxes payable.

Investing activities used net cash of $76.8 million and $10.2 million for the three months ended March 31, 2006 and 2005, respectively. Cash flow from investing activities decreased $66.6 million from the first quarter of 2005 to the first quarter of 2006 primarily due to the acquisition of eMeta and increased sales and maturities of investments. We made capital expenditures of $3.5 million and $1.1 million during the first quarters of 2006 and 2005, respectively. Capital expenditures are primarily for computer software and hardware.

Net cash provided by financing activities was $9.4 million and $3.8 million for the first quarters of 2006 and 2005, respectively. The net cash provided by financing activities is from proceeds of stock option exercises and employee stock purchase plan purchases.

In May 2002, our Board of Directors authorized a share repurchase program, which allows us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. We did not repurchase any shares of common stock since 2002. If we consider repurchasing the remaining 2.0 million shares under this program in the future, we would seek re-approval from our Board of Directors.

At March 31, 2006, we had $89.7 million in cash and cash equivalents, $149.3 million in short-term investments and $18.2 million in long-term marketable investment securities, which includes $15.0 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will not exceed $15.0 million. We also have future minimum lease payments of approximately $62.8 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

In June 2005, we acquired Zero G for approximately $10.6 million. We paid cash of $9.9 million at closing and $0.7 million in subsequent quarters as Zero G shareholders surrendered the balance of their stock.

In July 2005, we acquired Trymedia for approximately $31.8 million of which $31.5 million was paid in cash. The remaining $0.3 million in cash is expected to be paid to Trymedia shareholders as they surrender the balance of their stock.

In February 2006, we acquired eMeta for approximately $35.5 million of which $34.6 million was paid in cash. The remaining $0.9 million in cash is expected to be paid in February 2007.

Because a significant portion of our cash inflows historically have been generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Contractual Obligations

Our aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of March 31, 2006 were as follows (in thousands):

Operating Leases
Remainder of 2006	$4,823
2007	6,846
2008	6,749
2009	5,536
2010	5,452
2011 and thereafter	33,436

Total	$62,842

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash, cash equivalents, short-term investments and long-term marketable investment securities of $242 million as of March 31, 2006. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $83,000 decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of March 31, 2006. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at carrying value totaling $15.0 million and $11.9 million, represented 3% and 2% of our total assets as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the carrying value of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of March 31, 2006. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the first quarter of 2005, we charged $5.8 million of impairments that were other-than-temporary to operations. There were no impairment charges during the first quarter of 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings related to some of our intellectual property rights.

USPTO Interference Proceedings Between Macrovision Corporation and InterTrust Technologies

We received notice on September 4, 2003 from the United States Patent and Trademark Office (“USPTO”) declaring an interference between our Company’s U.S. Patent No. 5,845,281 (the “‘281 patent”) together with two of its continuation applications, and a patent application determined to be from InterTrust Technologies Corporation. On December 19, 2003, we received notice from the USPTO declaring an additional interference between two continuation applications related to the ‘281 patent and four issued U.S. patents of InterTrust. The ‘281 patent and its continuation applications are in the field of digital rights management, and are not associated with any of our existing copy protection businesses.

An interference is declared by the USPTO when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent. The Administrative Patent Judge (“APJ”) decided to first proceed with the second interference. In the second patent interference, the APJ issued a decision on April 11, 2005 that was adverse to us. As a result of this decision, we may have to forfeit a portion of our United States patent claims. In addition, on September 13, 2005, the APJ granted InterTrust’s motion regarding a claim that errors constituting inequitable conduct were committed by us during the original prosecution of the ‘281 patent. As a result of this decision, our patent claims in the interferences are rendered unenforceable. At this time, we are considering various options to appeal these decisions. In the first patent interference, a hearing on the priority phase of the interference was held on September 1, 2005. On December 28, 2005, the APJ ruled in our favor on the first set of claims. This ruling would assign the patent claims to us, but such claims are subject to enforceability limitations related to the inequitable conduct decision. InterTrust has filed for a rehearing relating to the December 28, 2005 decision.

We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications. The international cases are proceeding to grant in Europe and Japan. A corresponding patent has already been issued in Sweden (Patent No. 9500355) and a European patent application was recently indicated by the Patent Examiner as allowable and is expected to be granted in 2006. These international cases have the benefit of the February 1, 1995 priority date and broad patent claim coverage.

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, we were granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. We intend to continue to vigorously pursue this action to protect our patented copy protection technology.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust is demanding arbitration of certain disputes between the Trust and the Company pursuant to Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, the Company, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we may have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend ourselves in the arbitration proceeding.

As of March 31, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operation or cash flow.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation
Authorized Officer:

Date: May 8, 2006	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: May 8 , 2006	By:	/s/ James Budge
James Budge
Chief Financial Officer