Form 10-Q
period 2006-06-30
MACROVISION CORP
filed 2006-08-09
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common stock, $0.001 par value	52,090,587

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$120,441	$135,625
Short-term investments	126,024	99,039
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $3,715, respectively	41,910	45,254
Deferred tax assets	2,474	2,504
Prepaid expenses and other current assets	6,876	5,004

Total current assets	297,725	287,426
Long-term marketable investment securities	26,966	15,040
Restricted cash and investments	12,000	12,000
Property and equipment, net	19,320	13,398
Goodwill	137,194	107,329
Other intangibles from acquisitions, net	31,553	32,755
Deferred tax assets	22,066	18,895
Patents and other assets	12,424	11,082

	$559,248	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,933	$5,380
Accrued expenses	28,060	20,152
Income taxes payable	27,511	20,022
Deferred revenue	28,808	23,262

Total current liabilities	88,312	68,816
Other non current liabilities	2,944	959

Total liabilities	91,256	69,775
Stockholders’ equity:
Common stock	55	54
Treasury stock, at cost	(38,450)	(38,450)
Additional paid-in-capital	354,081	330,912
Deferred equity-based compensation	—	(5,101)
Accumulated other comprehensive income	5,054	2,631
Retained earnings	147,252	138,104

Total stockholders’ equity	467,992	428,150

	$559,248	$497,925

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Licenses	$43,326	$36,104	$88,369	$80,221
Services	15,023	8,310	26,998	15,450

Total revenues	58,349	44,414	115,367	95,671
Cost of revenues:
License fees	2,568	1,333	4,930	2,994
Service fees*	8,379	3,666	14,545	7,383
Amortization of intangibles from acquisitions	3,490	2,466	6,733	4,882

Total cost of revenues	14,437	7,465	26,208	15,259

Gross profit	43,912	36,949	89,159	80,412
Operating expenses:
Research and development*	14,082	7,925	26,524	16,622
Selling and marketing*	17,005	13,027	33,471	25,949
General and administrative*	8,634	7,461	17,353	15,887

Total operating expenses	39,721	28,413	77,348	58,458

Operating income	4,191	8,536	11,811	21,954
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	—	—	96
Interest and other income, net	2,106	974	4,155	1,911

Income before income taxes	6,297	9,510	15,966	18,139
Income taxes	52	3,440	6,818	6,602

Net income	$6,245	$6,070	$9,148	$11,537

Basic net earnings per share	$0.12	$0.12	$0.18	$0.23

Shares used in computing basic net earnings per share	52,262	50,502	51,985	50,426

Diluted net earnings per share	$0.12	$0.12	$0.17	$0.22

Shares used in computing diluted net earnings per share	53,090	51,263	52,679	51,298

_________ * Equity-based compensation by category is as follows:
Service fees	$574	$—	$972	$—
Research and development	$2,025	$—	$3,500	$—
Selling and marketing	$2,437	$—	$4,117	$—
General and administrative	$1,695	$—	$3,117	$—

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities:
Net income	$9,148	$11,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,288	3,034
Amortization of intangibles from acquisitions	6,733	4,882
Equity-based compensation	11,706	—
Deferred taxes from equity-based compensation	(2,162)	—
Tax benefit from stock options exercises	2,673	1,147
Excess tax benefits from equity-based compensation	(479)	—
Impairment losses on strategic investments	—	5,822
Gains on strategic investments	—	(96)
Deferred tax expense	—	358
Changes in operating assets and liabilities:
Accounts receivable, net	5,943	6,941
Deferred revenue	4,265	4,365
Other assets	(5,612)	(2,121)
Other liabilities	13,285	(3,943)

Net cash provided by operating activities	49,788	31,926
Cash flows from investing activities:
Purchases of long and short-term investments	(195,512)	(117,534)
Sales or maturities of long and short-term investments	157,167	122,563
Decrease (increase) in restricted cash and investments	—	859
Acquisition of eMeta, net of cash acquired	(34,622)	—
Acquisition of property and equipment	(8,784)	(4,543)
Payments for patents	(858)	(862)
Proceeds from sale of strategic investments	—	96
Contingent consideration for Midbar acquisition	—	(497)
Acquisition of Zero G, net of cash acquired	—	(9,558)

Net cash used in investing activities	(82,609)	(9,476)
Cash flows from financing activities:
Excess tax benefits from equity-based compensation	479	—
Proceeds from issuance of common stock from options and stock purchase plans	16,565	5,729

Net cash provided by financing activities	17,044	5,729
Effect of exchange rate changes on cash and cash equivalents	593	(709)

Net increase in cash and cash equivalents	(15,184)	27,470
Cash and cash equivalents at beginning of period	135,625	92,957

Cash and cash equivalents at end of period	$120,441	$120,427

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors.”

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2006, for any future year, or for any other future interim period.

The accompanying condensed consolidated financial statements for 2005 contain certain reclassifications to conform to the 2006 presentation. This consists of a balance sheet reclassification of $12.0 million of certain short-term investments to restricted cash and investments, previously reported in short-term investments in 2005 and cash in 2004. The statement of cash flows for the six months ended June 30, 2005 also reflects this reclassification, shown as a reduction of $12.0 million, in cash and cash equivalents at the beginning and end of the period. The impact of this reclassification is not material to the December 31, 2005 balance sheet or the statement of cash flows for the six months ended June 30, 2005.

NOTE 2 – EQUITY-BASED COMPENSATION

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

As of June 30, 2006, the Company had 18.3 million shares reserved and 5.6 million shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years. During the second quarter of 2006, the Company’s stockholders approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance by 5.0 million shares.

As of June 30, 2006, the Company had 1.0 million shares reserved under the Directors Plan and 297,500 shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

The Company recorded $5.0 million and $8.4 million of compensation expense relative to stock options in the three and six months ended June 30, 2006, respectively. The Company included in the compensation expense for the second quarter of 2006 $0.9 million of compensation expense to adjust estimated forfeitures related to the first quarter of 2006. Estimated forfeitures were calculated in the first quarter of 2006 using certain vesting assumptions. However, during the second quarter of 2006, the Company utilized its stock administration program and recalculated the estimated forfeitures, resulting in an additional $0.9 million of compensation charge, the impact of which was not material to the current and prior periods’ results of operations.

Restricted Stock

In November 2005, the Company’s board of directors approved the issuance of 340,975 shares of restricted stock, at an intrinsic value of $15.61 per share, to certain executives and key employees under the 2000 Plan. The restricted stock vests over four years and was considered outstanding at the time of grant.

As of June 30, 2006, 283,100 unvested restricted shares are outstanding. During the six months ended June 30, 2006, there were no new awards of restricted stock and 57,875 shares were forfeited. There were no shares of restricted stock that vested during the six months ended June 30, 2006.

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

The Company recorded $0.3 million and $1.0 million of compensation expense relative to restricted stock in the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2006, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.8 million shares remained available for future issuance.

The Company recorded $1.4 million and $2.3 million of compensation expense relative to the ESPP in the three and six months ended June 30, 2006, respectively.

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

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total equity-based compensation, before tax	$6,385	$10,683
Tax effect	(1,197)	(2,003)

Total equity-based compensation, net of taxes	$5,188	$8,680

Basic earnings per share	$0.10	$0.17

Diluted earnings per share	$0.10	$0.16

The adoption of SFAS 123(R) did not have a significant impact on the Company’s cash flows during the six months ended June 30, 2006.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 30, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

		Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported		$6,070	$11,537
Less: total equity-based employee compensation expenses determined under fair-value-based method for all rewards, net of tax		(3,644)	(6,496)

Net income, pro forma		$2,426	$5,041

Basic net earnings per share	As reported	$0.12	$0.23
	Adjusted pro forma	$0.05	$0.10

Diluted net earnings per share	As reported	$0.12	$0.22
	Adjusted pro forma	$0.05	$0.10

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. For grants prior to January 1, 2006, the estimated volatility was based only on historical volatility. The expected term was determined by analyzing past option experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. All equity-based payment awards granted after January 1, 2006 are amortized on a straight-line basis, net of expected forfeitures, over the vesting periods. In prior year periods, the Company applied accelerated amortization of equity-based compensation and will continue to do so for the remaining terms of these prior option grants.

The assumptions used to value equity-based payments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Option Plans:
Dividends	None	None	None	None
Expected term	3.5 years	2.4 years	3.3 years	2.4 years
Risk free interest rate	5.0%	3.6%	4.7%	3.6%
Volatility rate	40.0%	58.8%	40.6%	59.3%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.3 years	1.4 years	1.3 years	1.4 years
Risk free interest rate	4.6%	3.1%	4.6%	3.1%
Volatility rate	41.0%	61.3%	41.0%	61.3%

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the six months ended June 30, 2006, $13.7 million was paid to the Company for options exercised, which will generate a potential tax deduction for the Company of $479,000.

As of June 30, 2006, there was $26.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.2 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	9,634,499	$20.89
Granted	1,368,351	$20.35
Canceled	(1,167,975)	$23.99
Exercised	(867,410)	$15.75

Outstanding at June 30, 2006	8,967,465	$20.92	3.9	$25,725

Exercisable and expected to become exercisable at June 30, 2006	8,020,728	$21.18	3.9	$22,461

Exercisable at June 30, 2006	3,700,358	$22.92	3.7	$10,916

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 and 2005 was $7.81 and $8.43, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.01 and $8.51, respectively. The weighted average grant date fair value of an employee purchase share right options granted during the three and six months ended June 30, 2006 and 2005 was $7.60 and $10.87, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $3.1 million and $1.3 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $5.2 million and $2.2 million, respectively.

NOTE 3 – BUSINESS COMBINATION AND ASSET PURCHASES

eMeta Corporation

In February 2006, the Company acquired eMeta Corporation (“eMeta”), a privately held company based in New York, for $36.0 million of purchase consideration. eMeta provides software solutions that enable companies to manage and sell digital goods and services online. The acquisition of eMeta extends the Company’s reach from physical distribution into online digital distribution. eMeta results have been included in the Company’s Software Technologies segment. The condensed consolidated financial statements include the results of operations of eMeta since February 28, 2006, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of February 28, 2006
Cash and cash equivalents	$5
Accounts receivable	2,357
Other assets	247

Total tangible assets acquired	2,609

Accounts payable	(87)
Deferred revenue	(1,247)
Accrued liabilities	(281)

Total liabilities assumed	(1,615)

Net assets acquired	$994

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of eMeta (in thousands):

As of February 28, 2006
Cash paid	$34,599
Payable to shareholders	1,438
Net assets acquired	(994)

Total goodwill and intangible assets acquired	$35,043

Intangible Assets		Amortization Period in Years
Existing technology	$4,300	3 – 4
Core technology	500	3
Customer Relationships	560	3 – 4
Trade Name/Trademarks	100	1
Goodwill	29,583	Not Applicable

Total	$35,043

As of June 30, 2006, the amount allocated to goodwill may be further adjusted during the year. The weighted average amortization period for amortizable eMeta intangible assets is 3.2 years.

The amortization schedule for eMeta intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2006	$895
2007	1,707
2008	1,690
2009	523
2010	48
2011 and thereafter	—

Total	$4,863

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

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of June 9, 2005
Cash and cash equivalents	$351
Accounts receivable	491
Deferred tax assets	3,175
Other assets	80

Total tangible assets acquired	4,097

Accounts payable	(721)
Deferred revenue	(590)
Accrued liabilities	(1,874)
Notes payable	(696)

Total liabilities assumed	(3,881)

Net tangible assets acquired	$216

During the second quarter of 2006, the Company adjusted acquired deferred tax assets as of June 9, 2005 based on additional information from the final tax return as filed. This adjustment increased deferred tax assets by $1.2 million and decreased goodwill by $1.2 million.

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Zero G (in thousands):

Cash paid	$10,589
Net tangible assets acquired	(216)

Total goodwill and intangible assets acquired	$10,373

Intangible Assets	$	Amortization Period in Years
Existing technology	$2,000	4 – 5
Core technology	600	5
Trade Name/Trademarks	200	5
Customer Relationships	700	5
Goodwill	6,873	Not Applicable

Total	$10,373

The weighted average amortization period for amortizable Zero G intangible assets is 4.7 years.

NOTE 4 – STRATEGIC INVESTMENTS

As of June 30, 2006 and December 31, 2005, the carrying value of the Company’s strategic investments totaled $12.4 million and $11.9 million, respectively. The Company’s strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as “Long-term marketable investment securities” and “Other assets,” respectively.

As of June 30, 2006, the carrying value of the Company’s strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which have no carrying value as of June 30, 2006.

For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the quarter ended March 31, 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. During the three and six months ended June 30, 2006 and the three months ended June 30, 2005, there were no other-than temporary impairment losses on strategic investments in public companies.

NOTE 5 – RESTRUCTURING

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

In October 2005, the Company’s board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 2, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. The Company recorded a charge of $2.5 million during the fourth quarter of 2005. The liability for restructuring costs is recorded in accrued expenses in the accompanying condensed consolidated balance sheet.

The following table summarizes the activity related to restructuring costs:

	Severance	Termination Benefits	Total
Balance at December 31, 2005	$1,166	$95	$1,261
Cash payments	(905)	(95)	(1,000)

Balance at June 30, 2006	$261	$—	$261

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net EPS - weighted average number of common shares outstanding	52,262	50,502	51,985	50,426
Effect of dilutive potential common shares - stock options outstanding	828	761	694	872

Diluted net EPS - weighted average number of common shares and potential common shares outstanding	53,090	51,263	52,679	51,298

Anti-dilutive shares excluded	5,676	4,800	6,353	3,553

Weighted average exercise price of anti-dilutive shares	$24.77	$27.22	$24.25	$29.25

NOTE 7 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,245	$6,070	$9,148	$11,537
Other comprehensive income:
Unrealized gains (losses) on investments	(1,589)	(772)	347	(1,202)
Foreign currency translation adjustments	1,875	(2,502)	2,076	(3,544)

Comprehensive income	$6,531	$2,796	$11,571	$6,791

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the recognition and measurement of uncertain income tax positions taken or expected to be taken in a tax return using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48.

NOTE 9 – INCOME TAXES

The Company recorded income tax expense of $52,000 and $6.8 million for the three and six months ended June 30, 2006. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The Company adjusted the annual effective rate forecast as of June 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The income tax expense of $52,000 recorded for the three months ended June 30, 2006 is the amount required to adjust total income tax expense for the six months June 30, 2006 to the revised effective tax rate for the year. The Company recorded $3.6 million during the first quarter of 2006 as a discrete item related to income tax accrued on an intercompany transfer of assets adjusted to reflect a change in estimates.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of June 30, 2006. There were no adjustments to the valuation allowance balance in the three and six months ended June 30, 2006.

NOTE 10 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by Significant Product Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Entertainment Technologies
Video	$21,527	$20,215	$48,480	$43,327
Other	3,252	1,927	7,218	3,621

Total Entertainment Technologies	$24,779	$22,142	$55,698	$46,948
Software Technologies	33,570	22,272	59,669	48,723

Total	$58,349	$44,414	$115,367	$95,671

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Entertainment Technologies	$6,654	$11,462	$19,318	$25,037
Software Technologies	6,171	4,535	9,846	12,804

Segment income	12,825	15,997	29,164	37,841
General and administrative	(8,634)	(7,461)	(17,353)	(15,887)
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	—	—	96
Interest and other income, net	2,106	974	4,155	1,911

Income before income taxes	$6,297	$9,510	$15,966	$18,139

Information on Revenue by Geographic Areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$36,041	$24,234	$65,139	$53,739
International	22,308	20,180	50,228	41,932

	$58,349	$44,414	$115,367	$95,671

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities under noncancelable operating lease arrangements that expire at various dates through 2018.

In December 2004, the Company signed agreements that extended the lease for its corporate headquarters for an additional five years and committed to additional office space in an adjacent building. The term for the additional office space commenced February 2005. Both leases are operating leases and will expire in January 2017. The Company records rent expense on a straight-line basis based on contractual lease payments from January 2005 through January 2017. The Company occupied the new office space in April 2005.

The Company’s aggregate future minimum lease payments pursuant to these leases, and other facilities and equipment leases, pursuant to non-cancellable operating lease agreements as of June 30, 2006 were as follows (in thousands):

Operating Leases
Remainder of 2006	$3,317
2007	7,444
2008	7,346
2009	6,091
2010	6,016
2011 and thereafter	36,951

Total	$67,165

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant and the Company is not able to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Restricted Cash and Investments

For one of our products, the Company has offered a maximum indemnity of $12.0 million to a collective group of customers under current contracts. Funds totaling $12.0 million have been segregated from the rest of the Company’s cash and investments and is restricted to use for customer claims under such indemnification provisions. (See Note 1.)

Legal Proceedings

The Company is involved in legal proceedings related to some of its intellectual property rights.

USPTO Interference Proceedings Between Macrovision Corporation and Intertrust Technologies

A patent interference is declared by the United States Patent and Trademark Office (“USPTO”) when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent.

The Company received notice on September 4, 2003 that the USPTO had declared an interference between the Company’s U.S. Patent No. 5,845,281 (“the ‘281 patent”) together with two of its continuation applications, and a patent application from Intertrust Technologies Corporation (“Intertrust”). On or about December 28, 2005, the Board of Patent Appeals (“BPA”) issued its final ruling in the case, holding that the ‘281 patent had priority over the two Intertrust patent applications at issue, but also that the inventor of the ‘281 patent had committed inequitable conduct during the prosecution of that patent. As a result of this decision, the Company’s ‘281 patent was rendered unenforceable.

On December 19, 2003, the Company received notice from the USPTO declaring another interference, this time between two of the Company’s patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over the Company’s two applications at issue.

Intertrust and the Company filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings.

The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications, not the international cases which have been granted or are proceeding to grant in Europe and Japan.

BIS Advanced Software Systems, Ltd. vs. InstallShield Software Corporation et. al.

On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. The Company acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly related to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent did not appear to implicate any current core InstallShield products. Further, Red Bend Software agreed to indemnify InstallShield and defend the suit for Macrovision. On or about June 6, 2006, the Company was advised that the court granted a motion to dismiss the lawsuit with prejudice against all defendants, including InstallShield.

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company’s patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, the Company was granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The injunction has been temporarily stayed while the Court of Appeals considers Sima’s motion. The Company is opposing Sima’s efforts to get the injunction overturned, and intends to continue to vigorously pursue this action to protect its patented copy protection technology.

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

Stock Option Inquiries

In addition to the aforementioned litigation matters, on June 13, 2006 and June 28, 2006, the Company announced that it had been contacted by the Securities and Exchange Commission (SEC) and had received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to the Company’s stock option practices. The Company has announced its intent to cooperate with the SEC and U.S. Attorney’s Office. The Company believes that this review of stock option practices has no material impact on the financial statements included in this report on Form 10-Q or on any previously issued financial statements.

As of June 30, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, the failure of markets for home video, audio CDs, consumer or enterprise software value management, or markets for the technological protection of copyrighted materials contained in such products, to continue, develop or expand, the failure of the changing demands of content or software providers and the impact of certain government reviews of our stock option practices and those additional factors set forth under Item 1A “Risk Factors” in this Quarterly Report for the period ended June 30, 2006 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We specifically disclaim any obligation to update such forward-looking statements.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to secure, adapt and optimize their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and a host of related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate Trymedia Systems, a distribution network for downloadable PC games. We acquired eMeta in February 2006, which provides software solutions for managing and selling digital goods and services online. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues derive from licensing various digital content management products and services to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies’ revenues are derived from licensing various software products and services to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionsArchitect products. We included the eMeta commerce, licensing and access control solutions in our Software Technologies segment.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Entertainment Technologies	$24,779	$22,142	$2,637	12%
Software Technologies	33,570	22,272	11,298	51%

	$58,349	$44,414	$13,935	31%

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Entertainment Technologies	$55,698	$46,948	$8,750	19%
Software Technologies	59,669	48,723	10,946	22%

	$115,367	$95,671	$19,696	21%

The following table provides percentage of revenue information by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Entertainment Technologies	42%	50%	48%	49%
Software Technologies	58	50	52	51

	100%	100%	100%	100%

Entertainment Technologies

Revenues from our Entertainment Technologies increased $2.6 million, or 12% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $1.2 million from the growth in hardware licensing and (ii) $1.5 million increase in revenue as a result of the acquisition of Trymedia. Revenues from our Entertainment Technologies increased $8.8 million, or 19% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $7.6 million increase from the growth in hardware licensing, including a significant set top box licensing transaction completed during the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006, (ii) $3.0 million increase in revenue as a result of the acquisition of Trymedia, (iii) partially offset by the decrease in DVD revenue of $2.3 million caused by the decline in DVD volume and continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. Revenues from our video content protection technologies represented 37% and 46% and of our net revenues during the quarters ended June 30, 2006 and 2005, respectively and 42% and 45% of our net revenues for the six months ended June 30, 2006 and 2005.

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

We believe that as we sign new contracts and generate more business for our products: Total Play; Hawkeye, RipGuard DVD™, and ActiveMARK, future revenues from our Entertainment Technologies will increase in absolute terms and continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software Technologies

Revenues from our Software Technologies increased $11.3 million, or 51% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $8.3 million increase in existing software products primarily due to increased market penetration and a growing customer base and (ii) $3.0 million increase in revenue as a result of the acquisition of eMeta in February 2006. Revenues from our Software Technologies increased $10.9 million, or 22% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $6.6 million increase in existing software products primarily due to increased market penetration and an increased customer base and (ii) $4.3 million increase in revenue as a result of ZeroG and eMeta acquisitions.

We believe that as we sign new contracts and generate more business for our existing and new products, revenues from our Software Technologies will increase in the future in absolute terms, but may vary as a percentage of our total revenues.

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

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related litigation expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and third party consultants for support and professional services. Cost of revenues also includes patent defense costs, amortization of intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of strategic investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry under Statement of Position (“SOP”) 97-2, Software Revenue Recognition and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements” for our hardware business. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element. Also, we provide for returns on product sales in our channel business based on three month historical revenue trends and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

When licenses are sold together with consulting and implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

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

Valuation of Strategic Investments

As of June 30, 2006 and December 31, 2005, the carrying value of our strategic investments totaled $12.4 million and $11.9 million, respectively. Our strategic investments include public and non-public companies. As of June 30, 2006, the adjusted cost of our strategic investments consisted solely of our investment in Digimarc, a publicly traded company. Our investments in privately held companies had no carrying value as of June 30, 2006. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

We review our investments in public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months as a guideline to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, it triggers a review of the investment to determine if an other-than temporary impairment has occurred. If we conclude that an other-than temporary impairment has occurred, we record an impairment charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded other-than temporary impairment losses on our investment in Digimarc of $5.8 million in the first quarter of 2005. There were no impairment losses recorded in the first half of 2006 or in the second quarter of 2005.

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

There were no impairment charges related to our investments in non-public companies during the three and six months ended June 30, 2005 and 2006. As of June 30, 2006 and December 31, 2005, our investments in non-public companies had no remaining carrying value.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In the first half of 2006 and 2005, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

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

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues:
Licenses	$43,326	$36,104	$7,222	20%
Services	15,023	8,310	6,713	81

Total revenues	58,349	44,414	13,935	31
Cost of revenues:
License fees	2,568	1,333	1,235	93
Service fees	8,379	3,666	4,713	129
Amortization of intangibles from acquisitions	3,490	2,466	1,024	42

Total cost of revenues	14,437	7,465	6,972	93

Gross profit	43,912	36,949	6,963	19
Operating expenses:
Research and development	14,082	7,925	6,157	78
Selling and marketing	17,005	13,027	3,978	31
General and administrative	8,634	7,461	1,173	16

Total operating expenses	39,721	28,413	11,308	40

Operating income	4,191	8,536	(4,345)	(51)
Interest and other income, net	2,106	974	1,132	116

Income before income taxes	6,297	9,510	(3,213)	(34)
Income taxes	52	3,440	(3,388)	(98)

Net income	$6,245	$6,070	$175	3

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Revenues:
Licenses	$88,369	$80,221	$8,148	10%
Services	26,998	15,450	11,548	75

Total revenues	115,367	95,671	19,696	21
Cost of revenues:
License fees	4,930	2,994	1,936	65
Service fees	14,545	7,383	7,162	97
Amortization of intangibles from acquisitions	6,733	4,882	1,851	38

Total cost of revenues	26,208	15,259	10,949	72

Gross profit	89,159	80,412	8,747	11
Operating expenses:
Research and development	26,524	16,622	9,902	60
Selling and marketing	33,471	25,949	7,522	29
General and administrative	17,353	15,887	1,466	9

Total operating expenses	77,348	58,458	18,890	32

Operating income	11,811	21,954	(10,143)	(46)
Impairment losses on investments	—	(5,822)	5,822	100
Gains on strategic investments	—	96	(96)	(100)
Interest and other income, net	4,155	1,911	2,244	117

Income before income taxes	15,966	18,139	(2,173)	(12)
Income taxes	6,818	6,602	216	3

Net income	$9,148	$11,537	$(2,389)	(21)

License Revenues. Our license revenues increased $7.2 million or 20% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $4.9 million increase from the organic growth of our existing software products due to increased market penetration and a growing customer base (ii) $1.6 million increase in software licensing revenue related to the acquisition of eMeta and (iii) $1.2 million increase from the growth in hardware licensing. License revenues increased $8.1 million or 10% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $7.6 million increase from the growth in hardware licensing, including a significant set top box licensing transaction completed during the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006 and (iii) $2.7 million increase in software licensing revenue related to the acquisition of eMeta, (iv) partially offset by a decrease of $2.3 million in DVD royalty revenues caused by the decline in volume and continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect.

Service Revenues. Our service revenues increased $6.7 million or 81% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $3.4 million increase from the organic growth of our existing software products as the customer base continues to expand (ii) $2.9 million increase in service revenue as a result of the acquisition of Trymedia and eMeta. Our service revenues increased $11.5 million or 75% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $5.7 million increase in software services revenues primarily due to the growing customer base and (ii) $4.6 million increase as a result of the acquisition of Trymedia and eMeta.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues increased from 4% for the second quarter of 2005 to 6% for the second quarter of 2006,

respectively, and increased from 4% for the six months ended June 30, 2005 to 6% for the six months ended June 30, 2006. Cost of revenues from license fees increased $1.2 million or 93% from the second quarter of 2005 to the second quarter of 2006, and increased $1.9 million or 65% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to increased product costs associated with certain hardware products.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 44% for the second quarter of 2005 to 56% for the second quarter of 2006, and increased from 48% for the six months ended June 30, 2005 to 54% for the six months ended June 30, 2006. Cost of revenues from service fees increased $4.7 million or 129% from the second quarter of 2005 to the second quarter of 2006 due primarily to (i) an increase of $2.7 million in support and service costs to support the growth in the customer base and strengthen the infrastructure and (ii) an increase of $1.5 million in costs related to operations acquired through eMeta and Trymedia. Cost of revenues from service fees increased $7.2 million or 97% for the six months ended June 30, 2005 to the six months ended June 30, 2006 due primarily to (i) an increase of $4.5 million in support and service costs to support the growth in the customer base and strengthen the infrastructure and (ii) an increase of $2.0 million in costs as a result of the acquisitions of eMeta and Trymedia. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased $1.0 million from the second quarter of 2005 to the second quarter of 2006, and increased $1.9 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The increase is primarily due to amortization of intangibles from the acquisitions of Zero G since June 2005, Trymedia since July 2005 and eMeta since February 2006.

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

In February 2006, we acquired eMeta, a privately held company based in New York City, New York, for $36.0 million of purchase consideration. As part of this acquisition, we acquired $5.5 million of intangibles subject to amortization.

Research and Development. Research and development expenses increased by $6.2 million or 78% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) an increase of $2.2 million of expenses related to recent acquisitions during 2006 and 2005 and (ii) an increase of $2.0 million related to equity based compensation. Research and development expenses increased $9.9 million or 60% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) an increase of $3.6 million of expenses to support products acquired in recent acquisitions and (ii) an increase of $3.5 million related to equity based compensation. Research and development expenses increased as a percentage of revenues from 18% in the second quarter of 2005 to 24% in the second quarter of 2006, and increased from 17% in the six months ended June 30, 2005 to 23.0% in the six months ended June 30, 2006. We expect research and development expenses to increase in absolute terms, but may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $4.0 million or 31% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) an increase of $2.0 million of expenses to related to products acquired in recent acquisitions during 2006 and 2005 and (ii) an increase of $2.4 million related to equity based compensation. Selling and marketing expenses increased $7.5 million or 29% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) an increase of $4.1 million of expenses to support products acquired in recent acquisitions during 2006 and 2005 and (ii) an increase of $4.1 million related to equity based compensation. Selling and marketing expenses as a percentage of revenues in the second quarter of 2005 were comparable to the second quarter of 2006, and increased from 27% for the six months ended June 30, 2005 to 29% for the six months ended June 30, 2006. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $1.2 million or 16% from the second quarter of 2005 to the second quarter of 2006 primarily due to $1.7 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs. General and administrative expenses increased $1.5 million or 9% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to $3.1 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of revenues from 17% in the second quarter of 2005 to 15% in the second quarter of 2006 and decreased from 17% in the six months ended June 30, 2005 to 15% in the six months ended June 30, 2006. We expect our general and administrative expenses to increase in absolute terms next quarter as a result of increased costs related to information requests of our stock option practices from the SEC and U.S. Attorney’s Office.

Impairment losses on strategic investments. During the first quarter of 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. There were no impairment charges during the first half of 2006 and in the second quarter of 2005.

Gains on strategic investments. In the first quarter of 2005, we received $96,000 in cash for our interests in a strategic investment that had been fully impaired. Accordingly, during the first quarter of 2005, we recorded a gain on strategic investments of $96,000.

Interest and Other Income, Net. Interest and other income increased $1.1 million, to $2.1 million in the second quarter of 2006 from $1.0 million in the second quarter of 2005 and increased $2.2 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase is primarily due to larger investment balances and higher interest rates earned in our investment portfolio.

Income Taxes. Income tax expense decreased $3.4 million, to $52,000 in the second quarter of 2006 from $3.4 million in the second quarter of 2005. The Company calculates income tax expense based upon an annual effective tax rate forecast. The Company adjusted the annual effective rate forecast as of June 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The decrease is primarily a result of a change in the estimate of the effective tax rate for 2006 that was made during the second quarter of 2006. The income tax expense of $52,000 recorded in the three months ended June 30, 2006 is the amount required to adjust total income tax expense for the six months ended June 30, 2006 to the revised effective tax rate for the 2006 calendar year. Income tax expense increased $216,000, to $6.8 million for the six months ended June 30, 2006 from $6.6 million in the six months ended June 30, 2005. The increase is due to the net effect of the reduction in the annual expected effective tax rate for 2006 from 2005, as well as an amount of $3.6 million recorded during the first quarter ended March 31, 2006 as a discrete item related to income tax accrued on an intercompany transfer of assets adjusted to reflect a change in estimates.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software value management products.

Our operating activities provided net cash of $49.8 million and $31.9 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by operating activities increased $17.9 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, primarily due to the increase in liabilities.

Investing activities used net cash of $82.6 million and $9.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash flow from investing activities decreased $73.1 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, primarily due to the acquisition of eMeta and the increase in purchases of investments. We made capital expenditures of $8.8 million and $4.5 million during the first half of 2006 and 2005, respectively. Capital expenditures are primarily for computer software and hardware.

Net cash provided by financing activities was $17.0 million and $5.7 million for the six months ended June 30, 2006 and 2005, respectively. The net cash provided by financing activities is primarily from proceeds of stock option exercises and employee stock purchase plan purchases.

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

At June 30, 2006, we had $120.4 million in cash and cash equivalents, $126.0 million in short-term investments, $12.0 million in restricted cash and investments and $27.0 million in long-term marketable investment securities, which includes $12.4 million in carrying value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will not exceed $10.0 million. We also have future minimum lease payments of approximately $67.2 million under noncancelable operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

In February 2006, we acquired eMeta for approximately $36.0 million of which $34.6 million was paid in cash. The remaining $1.4 million in cash is expected to be paid in February 2007.

Because a significant portion of our cash inflows historically have been generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash, cash equivalents, short-term investments and long-term marketable investment securities of $273.4 million as of June 30, 2006. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $211,000 decrease (approximately 0.1%) in the fair value of our fixed income available-for-sale securities as of June 30, 2006. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $12.4 million and $11.9 million, represented 2% of our total assets as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of June 30, 2006. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the first quarter of 2005, we charged $5.8 million of impairments that were other-than-temporary to operations. There were no impairment charges during the first half of 2006 or during the second quarter of 2005.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings related to some of our intellectual property rights.

USPTO Interference Proceedings Between Macrovision Corporation and Intertrust Technologies

A patent interference is declared by the United States Patent and Trademark Office (“USPTO”) when two or more parties claim the same patentable invention. In the United States, the party who can prove earliest inventorship is granted the patent.

We received notice on September 4, 2003 that the USPTO had declared an interference between our U.S. Patent No. 5,845,281 (“the ‘281 patent”) together with two of our continuation applications, and a patent application from Intertrust Technologies Corporation (“Intertrust”). On or about December 28, 2005, the Board of Patent Appeals (“BPA”) issued its final ruling in the case, holding that the ‘281 patent had priority over the two Intertrust patent applications at issue, but also that the inventor of the ‘281 patent had committed inequitable conduct during the prosecution of that patent. As a result of this decision, our ‘281 patent was rendered unenforceable.

On December 19, 2003, we received notice from the USPTO declaring another interference, this time between two of our patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over our two applications at issue.

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings.

We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications, not the international cases which have been granted or are proceeding to grant in Europe and Japan.

BIS Advanced Software Systems, Ltd. vs. InstallShield Software Corporation et. al.

On September 9, 2004, BIS Advanced Software Systems, Ltd. filed a patent infringement lawsuit against a small group of companies, including InstallShield. We acquired the operations and certain assets of InstallShield on July 1, 2004. InstallShield was served with the complaint on September 27, 2004. The BIS patent (6,401,239) allegedly related to a vBuild product that InstallShield licensed from Red Bend Software and sold as an add-on product. InstallShield discontinued sales of this product in early 2004 and the patent did not appear to implicate any current core InstallShield products. Further, Red Bend Software agreed to indemnify InstallShield and defend the suit for us. On or about June 6, 2006, we were advised that the court granted a motion to dismiss the lawsuit with prejudice against all defendants, including InstallShield.

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, we were granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The injunction has been temporarily stayed while the Court of Appeals considers Sima’s motion. We are opposing Sima’s efforts to get the injunction overturned, and intend to continue to vigorously pursue this action to protect our patented copy protection technology.

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

Stock Option Inquiries

In addition to the aforementioned intellectual property matters, on each of June 13, 2006 and June 28, 2006, we announced that we have been contacted by the Securities and Exchange Commission (SEC) and have received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to our stock option practices. We have announced our intent to cooperate with the SEC and U.S. Attorney’s Office. We believe that this review of stock option practices has no material impact on the financial statements included in this report on Form 10-Q or on any previously issued financial statements.

As of June 30, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

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

Any decline in demand for our video content protection technology, including a change of video content protection policy by the major motion picture studios, or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video content protection technology due to a shift from physical media distribution to digital distribution or otherwise, or additional declines in our average unit royalties, would have a material adverse effect on our business. If several of the motion picture studios withdraw their support for our content protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

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

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore studios face substantial increases in marketing costs which creates increased pressure to trim manufacturing expenses. This includes cutting back in their content protection usage, as well as negotiated reductions in their usage fees. Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ revenues associated with DVDs in the last eighteen months and we have seen our usage fees on a per unit basis decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

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

We depend on third parties to implement and support our SafeDisc Advanced and our Ripguard DVD anti-ripper software modules within their optic disc encoding and quality assurance equipment.

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

We have a relatively limited operating history with our digital distribution business, which makes it difficult to evaluate its impact on our business.

We completed the acquisitions of Trymedia Systems, a digital distribution network for downloadable PC games, in July 2005 and eMeta Corporation, a provider of software solutions that enable companies to manage and sell digital goods and services online, in February 2006. We have a relatively limited history operating these businesses and as a result, we have limited financial results from these businesses on which to assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses.

We have commenced a review of our historical stock option practices and have been contacted by the SEC and US Attorney’s Office to provide certain information relating to our stock options. These reviews may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

The SEC and the US Attorney’s Office have each contacted the Company requesting information relating to our stock option practices from 1997 and 1995, respectively, to the present. We have announced that we intend to fully cooperate with them in connection with their requests. The period of time necessary to resolve the SEC and US Attorney’s Office reviews is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the reviews, we could be subject to investigations, be required to restate financial statements or to pay damages or penalties or have other remedies imposed upon us. The ongoing reviews and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and US Attorney’s reviews could adversely affect our business and operating results.

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

In 2005 and 2006, we have had significant changes in our senior management team, including the hiring of a new chief executive officer and chief financial officer. The change of senior management can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Our future success depends on our ability to integrate new senior management personnel into the company. We do not have nor do we intend to obtain key person life insurance covering any of our personnel.

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

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants addressing these assessments. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past, and may in the future, identify significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. Changes we make to our controls and processes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.

We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

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

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (DRM licensing); Advanced Access Control System (AACS) for next generation DVD encryption; HD-

DVD and BluRay DVD (next generation DVD formats). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

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

We utilize non-GAAP reporting in our quarterly earnings press releases.

We publish non-GAAP financial measures in our quarterly earnings press releases along with a reconciliation of non-GAAP financial measures to those measures compiled in accordance with accounting principles generally accepted in the United States (“GAAP”). The reconciling items have adjusted GAAP net income and GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how the business is managed. We have not included any such non-GAAP financial measures or reconciliation to GAAP financial measures in this report. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions upon such non-GAAP financial measures. However, we urge investors to carefully review the GAAP financial information included as part of our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K that are filed with the SEC, as well as our quarterly earnings releases, and compare the GAAP financial information with the non-GAAP financial results disclosed in our quarterly earnings releases and investor calls, as well as in some of our other reports. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

If we continue to support broad-based employee stock option grants in the future, recent changes in accounting standards that require companies to expense stock options will decrease our GAAP earnings and our stock price may decline.

We believe that employee stock options are an important element of total compensation. Prior to 2006, we accounted for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (ii) Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25,” and complied with the disclosure provisions of (iii) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Effective the first quarter of fiscal year 2006, the FASB required us to follow SFAS 123R, Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. If we continue to support broad-based employee stock option grants, employee stock-based compensation arrangements to be accounted for as an expense (in a manner different to APB No. 25 and FIN 44) may have a material, negative impact upon our future earnings. Alternatively, if we reduce the number of employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, and our business could be harmed. If we replace broad based employee option grants with other types of performance based incentives, or restricted stock, we also will be required to report these incentives as expenses. Any of these consequences could cause the market price of our stock to decline.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on April 27, 2006, each of the following matters were voted on: (1) election of directors; (2) amendment of the 2000 Equity Incentive Plan; and (3) ratification and appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Each of the following individuals was elected to the board of directors to hold office until the 2007 annual meeting of stockholders, or until a successor is duly elected and qualified or the director’s earlier death, resignation or removal:

	Votes For	Votes Withheld
John O. Ryan	46,811,519	1,629,381
Alfred J. Amoroso	47,036,106	1,404,794
Donna S. Birks	40,929,251	7,511,649
William N. Stirlen	46,173,446	2,267,454
Steven G. Blank	45,216,400	3,224,500
Robert J. Majteles	46,830,454	1,610,446

The proposal to amend the 2000 Equity Incentive Plan was approved by the following vote:

Votes For	Votes Against	Abstentions	Broker non-votes
27,116,898	14,826,625	865,261	4,217,393

The proposal to ratify the appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved by the following vote:

Votes For	Votes Against	Abstentions
45,767,488	1,130,792	127,896

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.01	2006 Company Incentive Plan	8-K	4/3/06	10.1

10.02	Severance Agreement with Steven Weinstein dated June 14, 2006	8-K	6/19/06	10.01

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Authorized Officer:

Date: August 9, 2006	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: August 9, 2006	By:	/s/ James Budge
James Budge
Chief Financial Officer