Form 10-Q/A
period 2006-06-30
MACROVISION CORP
filed 2006-08-15
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2006
Common stock, $0.001 par value	52,890,682

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2006

EXPLANATORY NOTE

Macrovision Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed on August 9, 2006 (the “Original Filing”), to amend and restate in its entirety the cover page of the Original Filing. This Amendment corrects the number of shares outstanding of the Company’s common stock as of August 1, 2006. The Original Filing incorrectly referenced the number of shares outstanding of the Company’s common stock as of August 1, 2006.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the cover page of the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Authorized Officer:

Date: August 15, 2006	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: August 15, 2006	By:	/s/ James Budge
James Budge
Chief Financial Officer

3