Form 10-Q/A
period 2006-03-31
MACROVISION CORP
filed 2006-11-07
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

Amendment No. 1 to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2006

EXPLANATORY NOTE

Macrovision Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed on May 8, 2006 (the “Original Filing”), to amend and restate the Company’s condensed consolidated financial statements for the three months ended March 31, 2006. This Quarterly Report on Form 10-Q/A is being filed for the purpose of amending our condensed consolidated financial statements to record equity-based compensation adjustments related to the quarterly period ended March 31, 2006 and to properly reflect restricted cash and investment balances as of March 31, 2006.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment only amends and restates Items 1, 2 and 4 of Part I, in each case as a result of, and to reflect, the restatement and related matters. For a description of the restatement, see Note 2 “Restatement of Financial Statements” to the accompanying interim consolidated financial statements contained in this Amendment. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and/or the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, both of which will be filed after the filing of this Amendment, and any reports filed with the SEC subsequent to the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006 (As Restated)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$89,709	$135,625
Short-term investments	137,345	99,039
Accounts receivable, net of allowance for doubtful accounts of $1,628 and $3,715, respectively	48,606	45,254
Deferred tax assets	2,480	2,504
Prepaid expenses and other current assets	7,217	5,004

Total current assets	285,357	299,426
Long-term marketable investment securities	18,166	15,040
Restricted cash and investments	12,000	12,000
Property and equipment, net	15,635	13,398
Other intangibles from acquisitions, net	34,988	32,755
Deferred tax assets	18,999	18,895
Patents and other assets	11,080	11,082
Goodwill	136,660	107,329

	$532,885	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,585	$5,380
Accrued expenses	19,360	20,152
Income taxes payable	26,900	20,022
Deferred revenue	30,525	23,262

Total current liabilities	84,370	68,816
Other non current liabilities	741	959

Total liabilities	85,111	69,775
Stockholders’ equity:
Common stock	55	54
Treasury stock, at cost	(38,450)	(38,450)
Additional paid-in-capital	340,830	330,912
Deferred equity-based compensation	—	(5,101)
Accumulated other comprehensive income	4,762	2,631
Retained earnings	140,577	138,104

Total stockholders’ equity	447,774	428,150

	$532,885	$497,925

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006 (As Restated)	2005
Revenues:
Licenses	$45,043	$44,117
Services	11,975	7,140

Total revenues	57,018	51,257
Cost of revenues:
License fees	2,362	1,661
Service fees*	6,222	3,717
Amortization of intangibles from acquisitions	3,243	2,416

Total cost of revenues	11,827	7,794

Gross profit	45,191	43,463
Operating expenses:
Research and development*	12,715	8,697
Selling and marketing*	16,892	12,922
General and administrative*	8,818	8,426

Total operating expenses	38,425	30,045

Operating income	6,766	13,418
Impairment losses on strategic investments	—	(5,822)
Gains on strategic investments	—	96
Interest and other income, net	2,049	937

Income before income taxes	8,815	8,629
Income taxes	6,342	3,162

Net income	$2,473	$5,467

Basic net earnings per share	$0.05	$0.11

Shares used in computing basic net earnings per share	51,989	50,349

Diluted net earnings per share	$0.05	$0.11

Shares used in computing diluted net earnings per share	52,543	51,341

_______________ * Equity-based compensation by category is as follows:

Service fees	$454	$—
Research and development	$1,748	$—
Sales and marketing	$2,106	$—
General and administrative	$1,521	$—

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2006 (As Restated)	2005
Cash flows from operating activities:
Net income	$2,473	$5,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,018	1,366
Amortization of intangibles from acquisitions	3,243	2,416
Equity-based compensation	5,829	—
Deferred taxes from equity-based compensation	(1,349)	—
Tax benefit from stock options exercises	878	663
Excess tax benefits from equity-based compensation	(209)	—
Impairment losses on strategic investments	—	5,822
Gains on strategic investments	—	(96)
Deferred tax expense	—	358
Changes in operating assets and liabilities:
Accounts receivable, net	(922)	2,354
Deferred revenue	5,907	3,531
Other assets	(2,954)	(1,958)
Other liabilities	6,411	(4,817)

Net cash provided by operating activities	21,325	15,106
Cash flows from investing activities:
Purchases of long and short-term investments	(143,555)	(68,965)
Sales or maturities of long and short-term investments	105,327	59,668
Acquisition of eMeta, net of cash acquired	(34,550)	—
Acquisition of property and equipment	(3,480)	(1,066)
Payments for patents	(492)	(297)
Proceeds from sale of strategic investments	—	96
Contingent consideration for Midbar acquisition	—	(497)
Decrease in restricted cash	—	859

Net cash used in investing activities	(76,750)	(10,202)
Cash flows from financing activities:
Excess tax benefits from equity-based compensation	209	—
Proceeds from issuance of common stock from options and stock purchase plans	9,191	3,827

Net cash provided by financing activities	9,400	3,827
Effect of exchange rate changes on cash and cash equivalents	109	52

Net (decrease) increase in cash and cash equivalents	(45,916)	8,783
Cash and cash equivalents at beginning of period	135,625	104,957

Cash and cash equivalents at end of period	$89,709	$113,740

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q/A should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2006, for any future year, or for any other future interim period.

Certain amounts have been reclassified to conform to the current year presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

As part of the Company’s financial close process during the third quarter of 2006, the Company determined that it had incorrectly calculated its equity-based compensation expense for the first quarter of 2006, resulting in an understatement of equity-based compensation expense by $0.9 million, before taxes, during the three months ended March 31, 2006. Specifically, the adjustments being made to the equity-based compensation expense for the three months ended March 31, 2006 relate to (i) expected forfeitures, (ii) the incremental value associated with the commencement of new offering periods under the Company’s employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with the Company’s employee stock purchase plan. There is no impact to any prior year financial statements. The Company determined to correct its equity-based compensation expense for the first quarter of 2006, and as a result, concluded to restate the Company’s financial statements for the quarterly periods ended March 31, 2006.

The effect of the adjustments on the statement of income for the quarter ended March 31, 2006 was an increase in cost of revenues – service fees of $0.1 million, an increase in research and development expense of $0.3 million, an increase in sales and marketing expense of $0.4 million, an increase in general and administrative expense of $0.1 million. As a result of the additional equity-based compensation expense recorded, the Company recorded additional tax savings of $0.4 million. The impact of the restatement is a decrease in net income of $0.4 million for the quarter ended March 31, 2006 from amounts previously reported and a decrease in basic and diluted earnings per share by $0.01 for the quarter ended March 31, 2006 from amounts previously reported.

The effect of the equity-based compensation adjustments on the balance sheet as of March 31, 2006 was an increase to deferred tax assets of $0.5 million, an increase to taxes payable of $0.1 million, an increase to additional-paid-in-capital of $0.9 million, and a decrease of $0.4 million to retained earnings.

The restatement did not impact reported operating, investing or financing cash flow activity for the three months ended March 31, 2006.

The Company also identified $12.0 million of segregated funds that were not properly classified as restricted cash and investments. For one of our products, the Company has offered a maximum indemnity of $12.0 million to a collective group of customers under current contracts. Since these funds have been segregated from the rest of the Company’s cash and investments and is restricted to use for customer claims under such indemnification provisions, we have reclassified $12.0 million from short term investments to restricted cash and investments as of March 31, 2006. The statement of cash flows for the three months ended March 31, 2005 also reflects this reclassification, shown as a reduction of $12.0 million, in cash and cash equivalents at the beginning and end of the period.

The following is a summary of the significant effects of the restatement on (i) the Company’s condensed consolidated balance sheet as of March 31, 2006; (ii) the Company’s condensed consolidated statement of income for the quarter ended March 31, 2006; and (iii) the Company’s consolidated statement of cash flows for the quarter ended March 31, 2006.

MACROVISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	March 31, 2006	Adjustments	March 31, 2006
	(as reported)		(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$89,709	$—	$89,709
Short-term investments	149,345	(12,000)	137,345
Accounts receivable, net	48,606	—	48,606
Deferred tax assets	2,480	—	2,480
Prepaid expenses and other current assets	7,217	—	7,217

Total current assets	297,357	(12,000)	285,357
LT marketable investment securities	18,166	—	18,166
Restricted cash and investments	—	12,000	12,000
Property and equipment, net	15,635	—	15,635
Other intangibles from acquisitions, net	34,988	—	34,988
Deferred tax assets	18,483	516	18,999
Patents and other assets	11,080	—	11,080
Goodwill, net	136,660	—	136,660

	$532,369	$516	$532,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,585	$—	$7,585
Accrued expenses	19,360	—	19,360
Income taxes payable	26,808	92	26,900
Deferred revenue	30,525	—	30,525

Total current liabilities	84,278	92	84,370
Other	741	—	741

	85,019	92	85,111
Stockholders’ equity:
Common stock	55	—	55
Treasury stock	(38,450)	—	(38,450)
Additional paid-in capital	339,976	854	340,830
Accumulated other comprehensive income	4,762	—	4,762
Retained earnings	141,007	(430)	140,577

Total stockholders’ equity	447,350	424	447,774

	$532,369	$516	$532,885

MACROVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Three months ended March 31, 2006	Adjustments	Three months ended March 31, 2006
	(as reported)		(as restated)
Net revenues
License revenue	$45,043	$—	$45,043
Services revenue	11,975	—	11,975

Total revenues	57,018	—	57,018
Cost of revenues:
License fees	2,362	—	2,362
Service fees	6,166	56	6,222
Amortization of intangibles from acquisitions	3,243	—	3,243

Total cost of revenues	11,771	56	11,827
Gross profit	45,247	(56)	45,191
Operating expenses:
Research and development	12,442	273	12,715
Selling and marketing	16,466	426	16,892
General and administrative	8,719	99	8,818
In-process research and development	—	—	—
Amortization of deferred stock-based compensation	—	—	—

Total operating expenses	37,627	798	38,425

Operating income	7,620	(854)	6,766
Interest and other income, net	2,049	—	2,049

Income before income taxes	9,669	(854)	8,815
Income taxes	6,766	(424)	6,342

Net income	$2,903	$(430)	$2,473

Basic net earnings per share	$0.06	$(0.01)	$0.05

Shares used in computing basic earnings per share	51,989	51,989	51,989

Diluted net earnings per share	$0.06	$(0.01)	$0.05

Shares used in computing diluted earnings per share	52,543	52,543	52,543

MACROVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(in thousands)

	Quarter ended March 31, 2006	Adjustment	Quarter ended March 31, 2006
	(as reported)		(as restated)
Cash flows from operating activities:
Net income	2,903	(430)	2,473
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,018		2,018
Amortization of intangibles from acquisitions	3,243		3,243
Amortization of deferred stock-based compensation	4,975	854	5,829
Deferred taxes from equity-based compensation	(833)	(516)	(1,349)
Tax benefit from stock options exercises	878		878
Excess tax benefits from equity-based compensation	(209)		(209)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(922)		(922)
Deferred revenue	5,907		5,907
Other assets	(2,954)		(2,954)
Other liabilities	6,319	92	6,411

Net cash provided by operating activities	21,325	—	21,325

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(143,555)		(143,555)
Sales or maturities of long and short term marketable investments	105,327		105,327
Acquisition of eMeta, net of cash acquired	(34,550)		(34,550)
Purchases of property and equipment	(3,480)		(3,480)
Payments for patents	(492)		(492)

Net cash (used in) provided by investing activities	(76,750)	—	(76,750)

Cash flows from financing activities:
Excess tax benefits from equity-based compensation	209		209
Proceeds from issuance of common stock from options and stock purchase plans	9,191		9,191

Net cash provided by (used in) financing activities	9,400	—	9,400

Effect of exchange rate changes on cash	109		109
Net (decrease) increase in cash and cash equivalents	(45,916)		(45,916)
Cash and cash equivalents at beginning of year	135,625		135,625

Cash and cash equivalents at end of year	89,709	—	89,709

NOTE 3 – EQUITY-BASED COMPENSATION (As Restated)

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

The Company recorded compensation expense relative to stock options in the three months ended March 31, 2006 of $4.3 million.

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

The Company recorded compensation expense relative to restricted stock in the three months ended March 31, 2006 of $0.6 million.

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

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

Total (As Restated)
Total equity-based compensation, before tax	$5,246
Tax effect	(814)

Total equity-based compensation, net of taxes	$4,432

Basic earnings per share	$0.09

Diluted earnings per share	$0.08

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

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the three months ended March 31, 2006, $6.3 million was paid to the Company for options exercised, which will generate a potential tax deduction of $0.9 million.

As of March 31, 2006, there was $27.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.6 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	9,634,499	$20.89
Granted	852,751	$19.20
Canceled	(778,425)	$25.41
Exercised	(436,573)	$14.40

Outstanding at March 31, 2006	9,272,252	$20.64	4.1	$13,973

Exercisable and expected to become exercisable at March 31, 2006	6,226,799	$20.64	4.1	$9,384

Exercisable at March 31, 2006	3,813,380	$22.53	4.0	$(1,441)

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

NOTE 4 – BUSINESS COMBINATION AND ASSET PURCHASES

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

The amortization schedule for eMeta intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2006	$1,343
2007	1,707
2008	1,690
2009	523
2010	48
2011 and thereafter	—

Total	$5,311

Trymedia Systems, Inc.

In July 2005, the Company acquired Trymedia Systems, Inc. (“Trymedia”), a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. Trymedia provided secure digital distribution services and was the operator of the largest distribution network for downloadable games. This acquisition expanded the Company’s games solution set by providing an online game distribution and promotion offering. Trymedia has been included in the Company’s Entertainment Technologies segment. The condensed consolidated financial statements include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition. As of March 31, 2006, the Company paid $31.5 million in cash and expects to pay an additional $0.4 million to Trymedia shareholders as they surrender the balance of their stock.

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

NOTE 5 – STRATEGIC INVESTMENTS

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

NOTE 6 – RESTRUCTURING

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

NOTE 7 – EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2006	2005
Basic net EPS - weighted average number of common shares outstanding	51,989	50,349
Effect of dilutive potential common shares - stock options outstanding	554	992

Diluted net EPS - weighted average number of common shares and potential common shares outstanding	52,543	51,341

Anti-dilutive shares excluded	7,440	2,943

Weighted average exercise price of anti-dilutive shares	$23.24	$30.98

NOTE 8 – COMPREHENSIVE INCOME (As Restated)

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2006 (As Restated)	2005
Net income	$2,473	$5,467
Other comprehensive income (loss):
Unrealized losses on investments	1,936	(429)
Foreign currency translation adjustments	195	(1,043)

Comprehensive income	$4,604	$3,995

NOTE 9 – INCOME TAXES (As Restated)

The Company recorded income tax expense of $6.3 million for the three months ended March 31, 2006 based on the annual effective tax rate forecast and tax expense of $3.6 million recorded as a discrete item related to income tax accrued on the tax gain from intercompany transfer of intellectual properties adjusted to reflect a change in estimates.

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

NOTE 10 – SEGMENT AND GEOGRAPHIC INFORMATION (As Restated)

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

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three months ended March 31,
	2006 (As Restated)	2005
Entertainment Technologies	$13,698	$13,575
Software Technologies	1,886	8,269

Segment income	15,584	21,844
General and administrative	(8,818)	(8,426)
Impairment losses on strategic investments	—	(5,822)
Gains on strategic investments	—	96
Interest and other income, net	2,049	937

Income before income taxes	$8,815	$8,629

Information on Revenue by Geographic Areas:

	Three Months Ended March 31,
	2006	2005
United States	$29,108	$29,504
International	27,910	21,753

	$57,018	$51,257

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 11 – CONTINGENCIES

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

See Note 3 for further information regarding the SFAS 123(R) disclosures.

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

Restatement of Financial Statements

As part of our financial close process during the third quarter of 2006, we determined that we had incorrectly calculated our equity-based compensation expense for the first quarter of 2006, resulting in an understatement of equity-based compensation expense by $0.9 million during the three months ended March 31, 2006. Specifically, the adjustments being made to the equity-based compensation expense for the three months ended March 31, 2006 relate to (i) expected forfeitures, (ii) the incremental value associated with the commencement of new offering periods under our employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with our employee stock purchase plan. There is no impact to any prior year financial statements. We determined to correct equity-based compensation expense for the first quarter of 2006, and as a result, concluded to restate our financial statements for the quarterly period ended March 31, 2006.

The effect of the adjustments on the statement of income for the quarter ended March 31, 2006 was an increase in cost of revenues – service fees of $0.1 million, an increase in research and development expense of $0.3 million, an increase in sales and marketing expense of $0.4 million, and an increase in general and administrative expense of $0.1 million. As a result of the additional equity-based compensation expense recorded, we recorded additional tax savings of $0.4 million. The impact of the restatement is a decrease in net income of $0.4 million for the quarter ended March 31, 2006 from amounts previously reported and a decrease in basic and diluted earnings per share by $0.01 for the quarter ended March 31, 2006 from amounts previously reported.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Three months ended March 31,		$ Change	% Change
	2006 (As Restated)	2005
Revenues:
Licenses	$45,043	$44,117	$926	2%
Services	11,975	7,140	4,835	68%

	57,018	51,257	5,761	11%
Cost of revenues:
License fees	2,362	1,661	701	42%
Service fees	6,222	3,717	2,505	67%
Amortization of intangibles from acquisitions	3,243	2,416	827	34%

	11,827	7,794	4,033	52%

Gross profit	45,191	43,463	1,728	4%
Operating expenses:
Research and development	12,715	8,697	4,018	46%
Selling and marketing	16,892	12,922	3,970	31%
General and administrative	8,818	8,426	392	5%

Total operating expenses	38,425	30,045	8,380	28%

Operating income	6,766	13,418	(6,652)	(50)%
Impairment losses on strategic investments	—	(5,822)	5,822	(100)%
Gains on strategic investments	—	96	(96)	(100)%
Interest and other income, net	2,049	937	1,112	119%

Income before income taxes	8,815	8,629	186	2%
Income taxes	6,342	3,162	3,180	101%

Net income	$2,473	$5,467	$(2,994)	(55)%

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

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues was 52% in the first quarter of 2006, the same as the first quarter of 2005. Service fees increased $2.5 million from the first quarter of 2005 due primarily to the inclusion of Trymedia and the growth in our customer support and professional services groups in line with the expansion of our software customer base. To a lesser extent, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. The decrease in the percentage of service revenue is primarily due to costs incurred to maintain our peer to peer anti piracy and digital distribution services. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

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

Research and Development. Research and development expenses increased by $4.0 million, or 46%, from the first quarter of 2005 to the first quarter of 2006. The increase is primarily due to the inclusion of Zero G, Trymedia and eMeta research and development activity as a result of acquisition. Additionally, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. Research and development expenses increased as a percentage of net revenues to 22% in the first quarter of 2006 from 17% in the first quarter of 2005. We expect research and development expenses to increase in absolute terms and may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $4.0 million, or 31%, from the first quarter of 2005 to the first quarter of 2006. The increases are primarily due to higher commission costs associated with the increase in revenue as well as the inclusion of Zero G, Trymedia and eMeta sales and marketing activity since their respective acquisition dates. Additionally, the increase is also due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. Selling and marketing expenses increased as a percentage of net revenues to 30% in the first quarter of 2006 from 25% in the first quarter of 2005. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased $0.4 million, or 5% from the first quarter of 2005 to the first quarter of 2006. The increase in general and administrative expenses is mainly due to equity-based compensation as a result of implementing SFAS 123(R) in the first quarter of 2006. This increase was partially offset by a decrease in costs incurred for compliance with the Sarbanes Oxley Act of 2002. General and administrative expenses decreased as a percentage of net revenues to 15% in the first quarter 2006 from 16% in the first quarter of 2005. We expect our general and administrative expenses to vary in absolute terms and also vary as a percentage of revenues.

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

Income Taxes. We recorded income tax expense of $6.3 million and $3.2 million for the first quarters of 2006 and 2005, respectively. The income tax expense of $6.3 million for the first quarter of 2006 is based on the annual effective tax rate forecast and tax expense of $3.6 million recorded as a discrete item related to income tax accrued on the tax gain from intercompany transfer of intellectual properties adjusted to reflect a change in estimates.

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

At March 31, 2006, we had $89.7 million in cash and cash equivalents, $149.3 million in short-term investments and $18.2 million in long-term marketable investment securities, which includes $15.0 million in carrying value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will not exceed $15.0 million. We also have future minimum lease payments of approximately $62.8 million under operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $15.0 million and $11.9 million, represented 3% and 2% of our total assets as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of March 31, 2006. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the first quarter of 2005, we charged $5.8 million of impairments that were other-than-temporary to operations. There were no impairment charges during the first quarter of 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Material Weakness in Internal Control Over Financial Reporting. Our management made an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006. Based on this assessment, our management identified a deficiency in connection with the Company’s process for calculating its stock-based compensation expense pursuant to SFAS 123R for the period ended March 31, 2006. Specifically, the deficiency related to the Company’s process for reviewing stock-based compensation expense calculations, which resulted in incorrect calculations of (i) expected forfeitures; (ii) the incremental value associated with the commencement of new offering periods under the Company’s employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with the Company’s employee stock purchase plan. Management has concluded that this deficiency constituted a material weakness in internal control over financial reporting as of March 31, 2006, as defined below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

To date, subsequent to the filing of our 10-Q for the quarter ended June 30, 2006, the Company has taken steps to remediate this material weakness by implementing new review procedures and controls and by updating its stock administration software.

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

Macrovision Corporation

Authorized Officer:

Date:	November 7, 2006	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date:	November 7, 2006	By:	/s/ James Budge
James Budge Chief Financial Officer