Form 10-Q/A
period 2006-06-30
MACROVISION CORP
filed 2006-11-07
CIK 1027443

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

MACROVISION CORPORATION

FORM 10-Q/A

Amendment No. 2 to the Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2006

EXPLANATORY NOTE

Macrovision Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed on August 9, 2006 (the “Original Filing”), to amend and restate the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006. This Quarterly Report on Form 10-Q/A is being filed for the purpose of amending our condensed consolidated financial statements to record equity-based compensation adjustments related to the quarterly period ended June 30, 2006.

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety. However, this Amendment only amends and restates Items 1, 2 and 4 of Part I, in each case as a result of, and to reflect, the restatement and related matters. For a description of the restatement, see Note 2 “Restatement of Financial Statements” to the accompanying interim consolidated financial statements contained in this Amendment. No other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which will be filed after the filing of this Amendment, and any reports filed with the SEC subsequent to the date of this filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006 (As Restated)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$120,441	$135,625
Short-term investments	126,024	99,039
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $3,715, respectively	41,910	45,254
Deferred tax assets	2,474	2,504
Prepaid expenses and other current assets	6,876	5,004

Total current assets	297,725	287,426
Long-term marketable investment securities	26,966	15,040
Restricted cash and investments	12,000	12,000
Property and equipment, net	19,320	13,398
Goodwill	137,194	107,329
Other intangibles from acquisitions, net	31,553	32,755
Deferred tax assets	22,103	18,895
Patents and other assets	12,424	11,082

	$559,285	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,933	$5,380
Accrued expenses	28,060	20,152
Income taxes payable	27,914	20,022
Deferred revenue	28,808	23,262

Total current liabilities	88,715	68,816
Other non current liabilities	2,944	959

Total liabilities	91,659	69,775
Stockholders’ equity:
Common stock	55	54
Treasury stock, at cost	(38,450)	(38,450)
Additional paid-in-capital	353,616	330,912
Deferred equity-based compensation	—	(5,101)
Accumulated other comprehensive income	5,054	2,631
Retained earnings	147,351	138,104

Total stockholders’ equity	467,626	428,150

	$559,285	$497,925

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (As Restated)	2005	2006 (As Restated)	2005
Revenues:
Licenses	$43,326	$36,104	$88,369	$80,221
Services	15,023	8,310	26,998	15,450

Total revenues	58,349	44,414	115,367	95,671
Cost of revenues:
License fees	2,568	1,333	4,930	2,994
Service fees*	8,265	3,666	14,487	7,383
Amortization of intangibles from acquisitions	3,490	2,466	6,733	4,882

Total cost of revenues	14,323	7,465	26,150	15,259

Gross profit	44,026	36,949	89,217	80,412
Operating expenses:
Research and development*	13,615	7,925	26,330	16,622
Selling and marketing*	16,426	13,027	33,318	25,949
General and administrative*	8,475	7,461	17,293	15,887

Total operating expenses	38,516	28,413	76,941	58,458

Operating income	5,510	8,536	12,276	21,954
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	—	—	96
Interest and other income, net	2,106	974	4,155	1,911

Income before income taxes	7,616	9,510	16,431	18,139
Income taxes	841	3,440	7,184	6,602

Net income	$6,775	$6,070	$9,247	$11,537

Basic net earnings per share	$0.13	$0.12	$0.18	$0.23

Shares used in computing basic net earnings per share	52,262	50,502	51,985	50,426

Diluted net earnings per share	$0.13	$0.12	$0.18	$0.22

Shares used in computing diluted net earnings per share	53,090	51,263	52,679	51,298

* Equity-based compensation by category is as follows:

Service fees	$461	$—	$915	$—
Research and development	$1,557	$—	$3,305	$—
Selling and marketing	$1,858	$—	$3,964	$—
General and administrative	$1,536	$—	$3,057	$—

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2006 (As Restated)	2005
Cash flows from operating activities:
Net income	$9,247	$11,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,288	3,034
Amortization of intangibles from acquisitions	6,733	4,882
Equity-based compensation	11,241	—
Deferred taxes from equity-based compensation	(2,199)	—
Tax benefit from stock options exercises	2,673	1,147
Excess tax benefits from equity-based compensation	(479)	—
Impairment losses on strategic investments	—	5,822
Gains on strategic investments	—	(96)
Deferred tax expense	—	358
Changes in operating assets and liabilities:
Accounts receivable, net	5,943	6,941
Deferred revenue	4,265	4,365
Other assets	(5,612)	(2,121)
Other liabilities	13,688	(3,943)

Net cash provided by operating activities	49,788	31,926
Cash flows from investing activities:
Purchases of long and short-term investments	(195,512)	(117,534)
Sales or maturities of long and short-term investments	157,167	122,563
Decrease (increase) in restricted cash and investments	—	859
Acquisition of eMeta, net of cash acquired	(34,622)	—
Acquisition of property and equipment	(8,784)	(4,543)
Payments for patents	(858)	(862)
Proceeds from sale of strategic investments	—	96
Contingent consideration for Midbar acquisition	—	(497)
Acquisition of Zero G, net of cash acquired	—	(9,558)

Net cash used in investing activities	(82,609)	(9,476)
Cash flows from financing activities:
Excess tax benefits from equity-based compensation	479	—
Proceeds from issuance of common stock from options and stock purchase plans	16,565	5,729

Net cash provided by financing activities	17,044	5,729
Effect of exchange rate changes on cash and cash equivalents	593	(709)

Net increase in cash and cash equivalents	(15,184)	27,470
Cash and cash equivalents at beginning of period	135,625	92,957

Cash and cash equivalents at end of period	$120,441	$120,427

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

As part of the Company’s financial close process during the third quarter of 2006, the Company determined that it had incorrectly calculated its equity-based compensation expense for the first and second quarters of 2006, resulting in an understatement of equity-based compensation of $0.9 million, before taxes, for the three months ended March 31, 2006 and an overstatement of equity-based compensation expense of $1.3 million, before taxes, for the three months ended June 30, 2006. As a result of these errors, the net impact on the six months ended June 30, 2006, was an overstatement of $0.5 million, before taxes. Specifically, the adjustments being made to the equity-based compensation expense for the three and six months ended June 30, 2006 relate to (i) expected forfeitures, (ii) the incremental value associated with the commencement of new offering periods under the Company’s employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with the Company’s employee stock purchase plan. There is no impact to any prior year financial statements. The Company determined to correct its equity-based compensation expense for the three months ended March 31, 2006 and June 30, 2006, and as a result, concluded to restate the Company’s financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006.

The effect of the adjustments on the statement of income for the three months ended June 30, 2006 was a decrease in cost of revenues – service fees of $0.1 million, a decrease in research and development expense of $0.5 million, a decrease in sales and marketing expense of $0.6 million, a decrease in general and administrative expense of $0.1 million and an increase in tax expense of $0.8 million.

As discussed above, the Company also restated its previous financial statements for the three months ended March 31, 2006. As a result of these corrections, the effect of the adjustments on the statement of income for the six months ended June 30, 2006 was a decrease in cost of revenues – service fees of $0.1 million, a decrease in research and development expense of $0.2 million, a decrease in sales and marketing expense of $0.1 million, a decrease in general and administrative expense of $0.1 million and an increase in tax expense of $0.4 million. The impact of the restatement is an increase in net income of $0.5 million and $0.1 million, respectively, for the three and six months ended June 30, 2006 from amounts previously reported. The restatement increased reported basic and diluted earnings per share by $0.01 for the three months ended June 30, 2006 and increased reported diluted earnings per share by $0.01 for the six months ended June 30, 2006.

The effect of the adjustments on the balance sheet as of June 30, 2006 was an increase to taxes payable of $0.4 million, a decrease to additional-paid-in-capital of $0.5 million and an increase of $0.1 million to retained earnings.

The restatement did not impact reported operating, investing or financing cash flow activities for the three and six months ended June 30, 2006.

The following is a summary of the significant effects of the restatement on (i) the Company’s condensed consolidated balance sheet as of June 30, 2006; (ii) the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2006; and (iii) the Company’s consolidated statement of cash flows for the six months ended June 30, 2006.

MACROVISION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	June 30, 2006	Adjustments	June 30, 2006
	(as reported)		(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$120,441	$—	$120,441
Short-term investments	126,024	—	126,024
Accounts receivable, net	41,910	—	41,910
Deferred tax assets	2,474	—	2,474
Prepaid expenses and other current assets	6,876	—	6,876

Total current assets	297,725	—	297,725
LT marketable investment securities	26,966	—	26,966
Restricted cash and investments	12,000	—	12,000
Property and equipment, net	19,320	—	19,320
Goodwill, net	137,194	—	137,194
Other intangibles from acquisitions, net	31,553	—	31,553
Deferred tax assets	22,066	37	22,103
Patents and other assets	12,424	—	12,424

	$559,248	$37	$559,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,933	$—	$3,933
Accrued expenses	28,060	—	28,060
Income taxes payable	27,511	403	27,914
Deferred revenue	28,808	—	28,808

Total current liabilities	88,312	403	88,715
Other	2,944	—	2,944

	91,256	403	91,659
Stockholders’ equity:
Common stock	55	—	55
Treasury stock	(38,450)	—	(38,450)
Additional paid-in capital	354,081	(465)	353,616
Deferred stock-based compensation	—	—	—
Accumulated other comprehensive income	5,054	—	5,054
Retained earnings	147,252	99	147,351

Total stockholders’ equity	467,992	(366)	467,626

	$559,248	$37	$559,285

MACROVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Three months ended June 30, 2006	Adjustments	Three months ended June 30, 2006
	(as reported)		(as restated)
Net revenues
License revenue	$43,326	$—	$43,326
Services revenue	15,023	—	15,023

Total revenues	58,349	—	58,349
Cost of revenues:
License fees	2,568	—	2,568
Service fees	8,379	(114)	8,265
Amortization of intangibles from acquisitions	3,490	—	3,490

Total cost of revenues	14,437	(114)	14,323
Gross profit	43,912	114	44,026
Operating expenses:
Research and development	14,082	(467)	13,615
Selling and marketing	17,005	(579)	16,426
General and administrative	8,634	(159)	8,475

Total operating expenses	39,721	(1,205)	38,516

Operating income	4,191	1,319	5,510
Interest and other income, net	2,106	—	2,106

Income before income taxes	6,297	1,319	7,616
Income taxes	52	789	841

Net income	$6,245	$530	$6,775

Basic net earnings per share	$0.12	$0.01	$0.13

Shares used in computing basic net earnings per share	52,262	52,262	52,262

Diluted net earnings per share	$0.12	$0.01	$0.13

Shares used in computing diluted net earnings per share	53,090	53,090	53,090

MACROVISION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

	Six months ended June 30, 2006	Adjustments	Six months ended June 30, 2006
	(as reported)		(as restated)
Net revenues
License revenue	$88,369	$—	$88,369
Services revenue	26,998	—	26,998

Total revenues	115,367	—	115,367
Cost of revenues:
License fees	4,930	—	4,930
Service fees	14,545	(58)	14,487
Amortization of intangibles from acquisitions	6,733	—	6,733

Total cost of revenues	26,208	(58)	26,150
Gross profit	89,159	58	89,217
Operating expenses:
Research and development	26,524	(194)	26,330
Selling and marketing	33,471	(153)	33,318
General and administrative	17,353	(60)	17,293

Total operating expenses	77,348	(407)	76,941

Operating income	11,811	465	12,276
Interest and other income, net	4,155	—	4,155

Income before income taxes	15,966	465	16,431
Income taxes	6,818	366	7,184

Net income	$9,148	$99	$9,247

Basic net earnings per share	$0.18	$—	$0.18

Shares used in computing basic net earnings per share	51,985	51,985	51,985

Diluted net earnings per share	$0.17	$0.01	$0.18

Shares used in computing diluted net earnings per share	52,679	52,679	52,679

MACROVISION CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW

(in thousands)

	Six months ended June 30, 2006	Adjustment	Six months ended June 30, 2006
	(as reported)		(as restated)
Cash flows from operating activities:
Net income	9,148	99	9,247
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,288	—	4,288
Amortization of intangibles from acquisitions	6,733	—	6,733
Amortization of deferred stock-based compensation	11,706	(465)	11,241
Deferred taxes from equity-based compensation	(2,162)	(37)	(2,199)
Tax benefit from stock options exercises	2,673	—	2,673
Excess tax benefits from equity-based compensation	(479)	—	(479)
Changes in operating assets and liabilities, net of assets and liabilities acquired:			—
Accounts receivable, net	5,943	—	5,943
Deferred revenue	4,265	—	4,265
Other assets	(5,612)	—	(5,612)
Other liabilities	13,285	403	13,688

Net cash provided by operating activities	49,788	—	49,788

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(195,512)	—	(195,512)
Sales or maturities of long and short term marketable investments	157,167	—	157,167
Acquisition of eMeta, net of cash acquired	(34,622)	—	(34,622)
Purchases of property and equipment	(8,784)	—	(8,784)
Payments for patents	(858)	—	(858)

Net cash (used in) provided by investing activities	(82,609)	—	(82,609)

Cash flows from financing activities:
Excess tax benefits from equity-based compensation	479	—	479
Proceeds from issuance of common stock from options and stock purchase plans	16,565	—	16,565

Net cash provided by (used in) financing activities	17,044	—	17,044

Effect of exchange rate changes on cash	593		593
Net (decrease) increase in cash and cash equivalents	(15,184)	—	(15,184)
Cash and cash equivalents at beginning of year	135,625	—	135,625

Cash and cash equivalents at end of year	120,441	—	120,441

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

The Company recorded $4.2 million and $8.5 million of compensation expense relative to stock options in the three and six months ended June 30, 2006, respectively.

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

The Company recorded $0.3 million and $0.9 million of compensation expense relative to restricted stock in the three and six months ended June 30, 2006, respectively.

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

The Company recorded $0.9 million and $1.8 million of compensation expense relative to the ESPP in the three and six months ended June 30, 2006, respectively.

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

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

	Three Months Ended June 30, 2006 (As Restated)	Six Months Ended June 30, 2006 (As Restated)
Total equity-based compensation, before tax	$5,065	$10,311
Tax effect	(950)	(1,933)

Total equity-based compensation, net of taxes	$4,115	$8,378

Basic earnings per share	$0.08	$0.16

Diluted earnings per share	$0.08	$0.16

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

The following table sets forth the pro forma amounts of net income and net income per share, for the three and six months ended June 30, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$6,070	$11,536
Less: total equity-based employee compensation expenses determined under fair-value-based method for all rewards, net of tax	(3,644)	(6,496)

Net income, pro forma	$2,426	$5,040

Basic net earnings per share
As reported	$0.12	$0.23
Adjusted pro forma	$0.05	$0.10

Diluted net earnings per share
As reported	$0.12	$0.22
Adjusted pro forma	$0.05	$0.10

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

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the six months ended June 30, 2006, $13.7 million was paid to the Company for options exercised, which will generate a potential tax deduction for the Company of $2.2 million.

As of June 30, 2006, there was $25.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net EPS - weighted average number of common shares outstanding	52,262	50,502	51,985	50,426
Effect of dilutive potential common shares - stock options outstanding	828	761	694	872

Diluted net EPS - weighted average number of common shares and potential common shares outstanding	53,090	51,263	52,679	51,298

Anti-dilutive shares excluded	5,676	4,800	6,353	3,553

Weighted average exercise price of anti-dilutive shares	$24.77	$27.22	$24.25	$29.25

NOTE 8 – COMPREHENSIVE INCOME (As Restated)

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (As Restated)	2005	2006 (As Restated)	2005
Net income	$6,775	$6,070	$9,247	$11,537
Other comprehensive income:
Unrealized gains (losses) on investments	(1,589)	(772)	347	(1,202)
Foreign currency translation adjustments	1,875	(2,502)	2,076	(3,544)

Comprehensive income	$7,061	$2,796	$11,670	$6,791

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 10 – INCOME TAXES (As Restated)

The Company recorded income tax expense of $0.8 million and $7.2 million for the three and six months ended June 30, 2006. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The Company adjusted the annual effective rate forecast as of June 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The income tax expense of $0.8 million recorded for the three months ended June 30, 2006 is the amount required to adjust total income tax expense for the six months June 30, 2006 to the revised effective tax rate for the year. The Company recorded $3.6 million during the first quarter of 2006 as a discrete item related to income tax accrued on an intercompany transfer of assets adjusted to reflect a change in estimates.

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

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION (As Restated)

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

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (As Restated)	2005	2006 (As Restated)	2005
Entertainment Technologies	$7,256	$11,462	$19,592	$25,038
Software Technologies	6,729	4,535	9,977	12,804

Segment income	13,985	15,997	29,569	37,842
General and administrative	(8,475)	(7,461)	(17,293)	(15,888)
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	—	—	96
Interest and other income, net	2,106	974	4,155	1,911

Income before income taxes	$7,616	$9,510	$16,431	$18,139

Information on Revenue by Geographic Areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States	$36,041	$24,234	$65,139	$53,739
International	22,308	20,180	50,228	41,932

	$58,349	$44,414	$115,367	$95,671

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company’s aggregate future minimum lease payments pursuant to these leases, pursuant to non-cancellable operating lease agreements as of June 30, 2006 were as follows (in thousands):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, the failure of markets for home video, audio CDs, consumer or enterprise software valur management, or markets for the technological protection of copyrighted materials contained in such products, to continue, develop or expand, the failure of the changing demands of content or software providers and the impact of certain government reviews of our stock option practices and those additional factors set forth under Item 1A “Risk Factors” in this Quarterly Report for the period ended June 30, 2006 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We specifically disclaim any obligation to update such forward-looking statements.

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

Entertainment Technologies

Revenues from our Entertainment Technologies increased $2.6 million, or 12% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $1.2 million from the growth in hardware licensing and (ii) $1.5 million increase in revenue as a result of the acquisition of Trymedia. Revenues from our Entertainment Technologies increased $8.8 million, or 19% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $7.6 million increase from the growth in hardware licensing, including a significant set top box licensing transaction completed during the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006, and (ii) $3.0 million increase in revenue as a result of the acquisition of Trymedia, (iii) partially offset by the decrease in DVD revenue of $2.3 million caused by the decline in DVD volume and continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. Revenues from our video content protection technologies represented 37% and 46% and of our net revenues during the quarters ended June 30, 2006 and 2005, respectively and 42% and 45% of our net revenues for the six months ended June 30, 2006 and 2005.

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

Software Technologies

Revenues from our Software Technologies increased $11.3 million, or 51% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $8.3 million increase in existing software products primarily due to increased market penetration and a growing customer base and (ii) $3.0 million increase in revenue as a result of the acquisition of eMeta in February 2006. Revenues from our Software Technologies increased $11.0 million, or 22% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $6.7 million increase in existing software products primarily due to increased market penetration and an increased customer base and (ii) $4.3 million increase in revenue as a result of ZeroG and eMeta acquisitions.

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

Restatement of Financial Statements

As part of our financial close process during the third quarter of 2006, we determined that we had incorrectly calculated our equity-based compensation expense for the first and second quarters of 2006, resulting in an understatement of equity-based compensation of $0.9 million, before taxes, for the three months ended March 31, 2006 and an overstatement of equity-based compensation expense of $1.3 million, before taxes, for the three months ended June 30, 2006. As a result of these errors, the net impact on the six months ended June 30, 2006, was an overstatement of $0.5 million, before taxes. Specifically, the adjustments being made to the equity-based compensation expense for the three and six months ended June 30, 2006 relate to (i) expected forfeitures, (ii) the incremental value associated with the commencement of new offering periods under our employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with our employee stock purchase plan. There is no impact to any prior year financial statements. We determined to correct equity-based compensation expense for the three months ended March 31, 2006 and June 30, 2006, and as a result, concluded to restate our financial statements for the quarterly periods ended March 31, 2006 and June 30, 2006.

The effect of the adjustments on the statement of income for the three months ended June 30, 2006 was a decrease in cost of revenues – service fees of $0.1 million, a decrease in research and development expense of $0.5 million, a decrease in sales and marketing expense of $0.6 million, a decrease in general and administrative expense of $0.1 million and an increase in tax expense of $0.8 million.

As discussed above, we also restated our previously financial statements for the three months ended March 31, 2006. As a result of these corrections, the effect of the adjustments on the statement of income for the six months ended June 30, 2006 was a decrease in cost of revenues – service fees of $0.1 million, a decrease in research and development expense of $0.2 million, a decrease in sales and marketing expense of $0.1 million, a decrease in general and administrative expense of $0.1 million and an increase in tax expense of $0.4 million. The impact of the restatement is an increase in net income of $0.5 million and $0.1 million, respectively, for the three and six months ended June 30, 2006 from amounts previously reported. The restatement increased reported basic and diluted earnings per share by $0.01 for the three months ended June 30, 2006 and increased reported diluted earnings per share by $0.01 for the six months ended June 30, 2006.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,
	2006 (As Restated)	2005	$ Change	% Change
Revenues:
Licenses	$43,326	$36,104	$7,222	20%
Services	15,023	8,310	6,713	81

Total revenues	58,349	44,414	13,935	31
Cost of revenues:
License fees	2,568	1,333	1,235	93
Service fees	8,265	3,666	4,599	126
Amortization of intangibles from acquisitions	3,490	2,466	1,024	42

Total cost of revenues	14,323	7,465	6,858	92

Gross profit	44,026	36,949	7,077	19
Operating expenses:
Research and development	13,615	7,925	5,690	72
Selling and marketing	16,426	13,027	3,399	26
General and administrative	8,475	7,461	1,014	14

Total operating expenses	38,516	28,413	10,103	36

Operating income	5,510	8,536	(3,026)	(35)
Interest and other income, net	2,106	974	1,132	116

Income before income taxes	7,616	9,510	(1,894)	(20)
Income taxes	841	3,440	(2,599)	(76)

Net income	$6,775	$6,070	$705	12

	Six Months Ended June 30,
	2006 (As Restated)	2005	$ Change	% Change
Revenues:
Licenses	$88,369	$80,221	$8,148	10%
Services	26,998	15,450	11,548	75

Total revenues	115,367	95,671	19,696	21
Cost of revenues:
License fees	4,930	2,994	1,936	65
Service fees	14,487	7,383	7,104	96
Amortization of intangibles from acquisitions	6,733	4,882	1,851	38

Total cost of revenues	26,150	15,259	10,891	71

Gross profit	89,217	80,412	8,805	11
Operating expenses:
Research and development	26,330	16,622	9,708	58
Selling and marketing	33,318	25,949	7,369	28
General and administrative	17,293	15,887	1,406	9

Total operating expenses	76,941	58,458	18,483	32

Operating income	12,276	21,954	(9,678)	(44)
Impairment losses on investments	—	(5,822)	5,822	100
Gains on strategic investments	—	96	(96)	(100)
Interest and other income, net	4,155	1,911	2,244	117

Income before income taxes	16,431	18,139	(1,708)	(9)
Income taxes	7,184	6,602	582	9

Net income	$9,247	$11,537	$(2,290)	(20)

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

Service Revenues. Our service revenues increased $6.7 million or 81% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) $3.4 million increase from the organic growth of our existing software products as the customer base continues to expand (ii) $2.9 million increase in service revenue as a result of the acquisitions of Trymedia and eMeta. Our service revenues increased $11.5 million or 75% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) $5.7 million increase in software services revenues primarily due to the growing customer base and (ii) $4.6 million increase as a result of the acquisition of Trymedia and eMeta.

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

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 44% for the second quarter of 2005 to 55% for the second quarter of 2006, and increased from 48% for the six months ended June 30, 2005 to 54% for the six months ended June 30, 2006. Cost of revenues from service fees increased $4.6 million or 125% from the second quarter of 2005 to the second quarter of 2006 due primarily to (i) an increase of $2.7 million in support and service costs to support the growth in the customer base and strengthen the infrastructure and (ii) an increase of $1.5 million in costs related to operations acquired through eMeta and Trymedia. Cost of revenues from service fees increased $7.1 million or 96% for the six months ended June 30, 2005 to the six months ended June 30, 2006 due primarily to (i) an increase of $4.5 million in support and service costs to support the growth in the customer base and strengthen the infrastructure and (ii) an increase of $2.0 million in costs as a result of the acquisitions of eMeta and Trymedia. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

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

Research and Development. Research and development expenses increased by $5.7 million or 72% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) an increase of $2.2 million of expenses related to recent acquisitions during 2006 and 2005 and (ii) an increase of $1.6 million related to equity based compensation. Research and development expenses increased $9.7 million or 58% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) an increase of $3.6 million of expenses to support products acquired in recent acquisitions and (ii) an increase of $3.3 million related to equity based compensation. Research and development expenses increased as a percentage of revenues from 18% in the second quarter of 2005 to 23% in the second quarter of 2006, and increased from 17% in the six months ended June 30, 2005 to 23.0% in the six months ended June 30, 2006. We expect research and development expenses to increase in absolute terms, but may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $3.4 million or 26% from the second quarter of 2005 to the second quarter of 2006 primarily due to (i) an increase of $2.0 million of expenses to related to products acquired in recent acquisitions during 2006 and 2005 and (ii) an increase of $1.9 million related to equity based compensation. Selling and marketing expenses increased $7.4 million or 28% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to (i) an increase of $4.1 million of expenses to support products acquired in recent acquisitions during 2006 and 2005 and (ii) an increase of $4.0 million related to equity based compensation. Selling and marketing expenses as a percentage of revenues in the second quarter of 2005 were comparable to the second quarter of 2006, and increased from 27% for the six months ended June 30, 2005 to 29% for the six months ended June 30, 2006. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $1.0 million or 14% from the second quarter of 2005 to the second quarter of 2006 primarily due to $1.5 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs. General and administrative expenses increased $1.4 million or 9% from the six months ended June 30, 2005 to the six months ended June 30, 2006 primarily due to $3.1 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of revenues from 17% in the second quarter of 2005 to 15% in the second quarter of 2006 and decreased from 17% in the six months ended June 30, 2005 to 15% in the six months ended June 30, 2006. We expect our general and administrative expenses to increase in absolute terms next quarter as a result of increased costs related to information requests of our stock option practices from the SEC and U.S. Attorney’s Office.

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

Income Taxes. Income tax expense decreased $2.6 million, to $0.8 million in the second quarter of 2006 from $3.4 million in the second quarter of 2005. The Company calculates income tax expense based upon an annual effective tax rate forecast. The Company adjusted the annual effective rate forecast as of June 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The decrease is primarily a result of a change in the estimate of the effective tax rate for 2006 that was made during the second quarter of 2006. The income tax expense of $0.8 million recorded in the three months ended June 30, 2006 is the amount required to adjust total income tax expense for the six months ended June 30, 2006 to the revised effective tax rate for the 2006 calendar year. Income tax expense increased $0.6 million, to $7.2 million for the six months ended June 30, 2006 from $6.6 million in the six months ended June 30, 2005. The increase is due to the net effect of the reduction in the annual expected effective tax rate for 2006 from 2005, as well as an amount of $3.6 million recorded during the first quarter ended March 31, 2006 as a discrete item related to income tax accrued on an intercompany transfer of assets adjusted to reflect a change in estimates.

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

Because a significant portion of our cash inflows historically have been generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software value management products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1 A.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Material Weakness in Internal Control Over Financial Reporting. Our management made an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006. Based on this assessment, our management identified a deficiency in connection with the Company’s process for calculating its stock-based compensation expense pursuant to SFAS 123R for the period ended June 30, 2006. Specifically, the deficiency related to the Company’s process for reviewing stock-based compensation expense calculations, which resulted in incorrect calculations of (i) expected forfeitures; (ii) the incremental value associated with the commencement of new offering periods under the Company’s employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with the Company’s employee stock purchase plan. Management has concluded that, this deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2006, as defined below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

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

Stock Option Inquiries

In addition to the aforementioned intellectual property matters, on each of June 13, 2006 and June 28, 2006, we announced that we have been contacted by the Securities and Exchange Commission (SEC) and have received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to our stock option practices. We have announced our intent to cooperate with the SEC and U.S. Attorney’s Office. We believe that this review of stock option practices has no material impact on the financial statements included in this report on Form 10-Q or on any previously filed financial statements.

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