Form 10-Q
period 2006-09-30
MACROVISION CORP
filed 2006-11-08
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common stock, $0.001 par value	51,249,494

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$119,623	$135,625
Short-term investments	188,632	99,039
Accounts receivable, net of allowance for doubtful accounts of $1,307 and $3,715, respectively	46,909	45,254
Deferred tax assets	2,409	2,504
Prepaid expenses and other current assets	10,007	5,004

Total current assets	367,580	287,426
Long-term marketable investment securities	151,019	15,040
Restricted cash and investments	12,000	12,000
Property and equipment, net	19,406	13,398
Goodwill	134,781	107,329
Other intangibles from acquisitions, net	28,433	32,755
Deferred tax assets	25,577	18,895
Patents and other assets	18,007	11,082

	$756,803	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,974	$5,380
Accrued expenses	25,643	20,152
Income taxes payable	27,687	20,022
Deferred revenue	30,752	23,262

Total current liabilities	89,056	68,816
Convertible senior notes	240,000	—
Other non current liabilities	2,876	959

Total liabilities	331,932	69,775
Stockholders’ equity:
Common stock	56	54
Treasury stock, at cost	(88,448)	(38,450)
Additional paid-in-capital	350,650	330,912
Deferred equity-based compensation	—	(5,101)
Accumulated other comprehensive income	8,064	2,631
Retained earnings	154,549	138,104

Total stockholders’ equity	424,871	428,150

	$756,803	$497,925

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Licenses	$44,357	$36,240	$132,726	$116,461
Services	13,790	10,350	40,788	25,800

Total revenues	58,147	46,590	173,514	142,261
Cost of revenues:
License fees	2,838	1,303	7,768	4,297
Service fees*	7,996	4,843	22,483	12,226
Amortization of intangibles from acquisitions	3,150	2,967	9,883	7,849

Total cost of revenues	13,984	9,113	40,134	24,372

Gross profit	44,163	37,477	133,380	117,889
Operating expenses:
Research and development*	13,268	8,583	39,598	25,205
Selling and marketing*	16,851	13,749	50,169	39,698
General and administrative*	9,562	8,804	26,855	24,691
In-process research and development	—	500	—	500

Total operating expenses	39,681	31,636	116,622	90,094

Operating income	4,482	5,841	16,758	27,795
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	78	—	174
Interest and other income, net	2,245	1,317	6,400	3,228

Income before income taxes	6,727	7,236	23,158	25,375
Income tax (benefit) expense	(470)	1,148	6,713	7,750

Net income	$7,197	$6,088	$16,445	$17,625

Basic net earnings per share	$0.14	$0.12	$0.32	$0.35

Shares used in computing basic net earnings per share	51,913	50,789	51,956	50,548

Diluted net earnings per share	$0.14	$0.12	$0.31	$0.34

Shares used in computing diluted net earnings per share	52,717	51,340	52,695	51,305

* Equity-based compensation by category is as follows:

Service fees	$451	$—	$1,365	$—
Research and development	$1,363	$—	$4,669	$—
Selling and marketing	$1,802	$—	$5,766	$—
General and administrative	$1,639	$—	$4,696	$—

See the accompanying notes to these condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net income	$16,445	$17,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,694	4,614
Amortization of intangibles from acquisitions	9,883	7,849
Amortization of note issuance costs	176	—
Equity-based compensation	16,496	—
Deferred taxes from equity-based compensation	(3,630)	—
Tax benefit from stock options exercises	3,942	1,561
Excess tax benefits from equity-based compensation	(554)	—
Impairment losses on strategic investments	—	5,822
Gains on strategic investments	—	(174)
Deferred tax expense	—	358
In-process research and development	—	500
Changes in operating assets and liabilities:
Accounts receivable, net	728	7,695
Deferred revenue	6,254	3,364
Other assets	(8,680)	(2,134)
Other liabilities	12,835	(11,185)

Net cash provided by operating activities	60,589	35,895
Cash flows from investing activities:
Purchases of long and short-term investments	(600,224)	(182,753)
Sales or maturities of long and short-term investments	378,661	207,717
Decrease (increase) in restricted cash and investments	—	(1,141)
Acquisition of eMeta, net of cash acquired	(35,189)	—
Acquisition of property and equipment	(10,688)	(6,954)
Payments for patents	(1,158)	(1,018)
Proceeds from sale of strategic investments	—	174
Contingent consideration for Midbar acquisition	—	(497)
Acquisition of Zero G, net of cash acquired	—	(10,216)
Acquisition of Trymedia, net of cash acquired	—	(30,279)

Net cash used in investing activities	(268,598)	(24,967)
Cash flows from financing activities:
Principal payment under capital lease obligation	(585)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	233,248	—
Purchase of convertible bond hedge	(46,149)	—
Proceeds from issuance of warrants	30,347	—
Purchase of treasury stock	(49,998)	—
Excess tax benefits from equity-based compensation	554	—
Proceeds from issuance of common stock from options and stock purchase plans	24,147	10,858

Net cash provided by financing activities	191,564	10,858
Effect of exchange rate changes on cash and cash equivalents	443	(1,006)

Net increase (decrease) in cash and cash equivalents	(16,002)	20,780
Cash and cash equivalents at beginning of period	135,625	92,957

Cash and cash equivalents at end of period	$119,623	$113,737

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

The accompanying condensed consolidated financial statements for 2005 contain certain reclassifications to conform to the 2006 presentation. This consists of a balance sheet reclassification of $12.0 million of certain short-term investments to restricted cash and investments, previously reported in short-term investments in 2005 and cash in 2004. The statement of cash flows for the nine months ended September 30, 2005 also reflects this reclassification, shown as a reduction of $12.0 million, in cash and cash equivalents at the beginning of the period and $14.0 million at the end of the period. The impact of this reclassification is not material to the December 31, 2005 balance sheet or the statement of cash flows for the nine months ended September 30, 2005.

NOTE 2 – EQUITY-BASED COMPENSATION

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

As of September 30, 2006, the Company had 18.6 million shares reserved and 4.9 million shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years. During the second quarter of 2006, the Company’s stockholders approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance by 5.0 million shares.

As of September 30, 2006, the Company had 1.0 million shares reserved under the Directors Plan and 0.3 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

The Company recorded $4.1 million and $12.6 million of compensation expense relative to stock options in the three and nine months ended September 30, 2006, respectively.

Restricted Stock

In November 2005, the Company’s compensation committee of the board of directors approved the issuance of 340,975 shares of restricted stock, at an intrinsic value of $15.61 per share, to certain executives and key employees under the 2000 Plan. The restricted stock vests over four years and was considered outstanding at the time of grant.

During the third quarter of 2006, the Company’s compensation committee of the board of directors approved the issuance of 518,451 shares of restricted stock at a weighted average value of $21.41 per share to certain executives and key employees under the 2000 Plan. The restricted stock vests over four years and was considered outstanding at the time of grant.

During the nine months ended September 30, 2006, 69,225 shares of restricted stock were forfeited. There were no shares of restricted stock that vested during the nine months ended September 30, 2006. As of September 30, 2006, 790,201 unvested restricted shares are outstanding.

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

The Company recorded $0.8 million and $1.8 million of compensation expense relative to restricted stock in the three and nine months ended September 30, 2006, respectively.

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

As of September 30, 2006, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.6 million shares remained available for future issuance.

The Company recorded $0.3 million and $2.1 million of compensation expense relative to the ESPP in the three and nine months ended September 30, 2006, respectively.

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

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Total equity-based compensation, before tax	$4,425	$17,735
Tax effect	(888)	(2,956)

Total equity-based compensation, net of taxes	$3,537	$11,779

Basic earnings per share	$0.07	$0.23

Diluted earnings per share	$0.07	$0.23

The adoption of SFAS 123(R) did not have a significant impact on the Company’s cash flows during the nine months ended September 30, 2006.

The following table sets forth the pro forma amounts of net income and net income per share, for the three and nine months ended September 30, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported		$6,088	$17,625
Less: total equity-based employee compensation expenses determined under fair-value-based method for all rewards, net of tax		(3,217)	(9,714)

Net income, pro forma		$2,871	$7,911

Basic net earnings per share	As reported	$0.12	$0.35
	Adjusted pro forma	$0.06	$0.16
Diluted net earnings per share	As reported	$0.12	$0.34
	Adjusted pro forma	$0.06	$0.15

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

The assumptions used to value equity-based payments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Option Plans:
Dividends	None	None	None	None
Expected term	3.4 years	2.4 years	3.3 years	2.4 years
Risk free interest rate	4.9%	3.9%	4.8%	3.7%
Volatility rate	40.0%	56.3%	40.5%	57.9%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.3 years	1.4 years	1.3 years	1.3 years
Risk free interest rate	4.9%	2.9%	4.8%	2.8%
Volatility rate	40.0%	64.2%	41.0%	65.4%

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, which has been calculated using the “long-haul” method, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the nine months ended September 30, 2006, $18.5 million was paid to the Company for options exercised, which will generate a potential tax savings for the Company of $3.9 million.

As of September 30, 2006, there was $29.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.1 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	9,293,524	$21.66
Granted	1,797,201	$20.53
Canceled	(1,141,508)	$16.21
Exercised	(1,410,341)	$25.08

Outstanding at September 30, 2006	8,538,876	$21.60	3.7	$29,645

Exercisable and expected to become exercisable at September 30, 2006	7,808,762	$21.71	3.7	$27,195

Exercisable at September 30, 2006	3,923,320	$22.77	3.4	$14,807

The weighted average grant date fair value of options granted during the three months ended September 30, 2006 and 2005 was $7.38 and $7.30, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.10 and $7.96, respectively. The weighted average grant date fair value of an employee purchase share right options granted during the three months ended September 30, 2006 and 2005 was $6.46 and $8.93, respectively. The weighted average grant date fair value of an employee purchase share right options granted during the nine months ended September 30, 2006 and 2005 was $4.92 and $9.67, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.2 million and $0.8 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $6.4 million and $3.0 million, respectively.

NOTE 3 – BUSINESS COMBINATION AND ASSET PURCHASES

eMeta Corporation

In February 2006, the Company acquired eMeta Corporation (“eMeta”), a privately held company based in New York, for $36.0 million of purchase consideration. eMeta provided software solutions that enable companies to manage and sell digital goods and services online. The acquisition of eMeta extended the Company’s reach from physical distribution into online digital distribution. eMeta results have been included in the Company’s Software Technologies segment. The condensed consolidated financial statements include the results of operations of eMeta since February 28, 2006, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of February 28, 2006
Cash and cash equivalents	$5
Accounts receivable	2,315
Other assets	253

Total tangible assets acquired	2,573

Accounts payable	(87)
Deferred revenue	(1,219)
Accrued liabilities	(305)

Total liabilities assumed	(1,611)

Net assets acquired	$962

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of eMeta (in thousands):

Cash paid	$35,194
Payable to shareholders	900
Net assets acquired	(962)

Total goodwill and intangible assets acquired	$35,132

Intangible Assets		Amortization Period in Years
Existing technology	$4,300	3 – 4
Core technology	500	3
Customer Relationships	560	3 – 4
Trade Name/Trademarks	100	1
Goodwill	29,672	Not Applicable

Total	$35,132

As of September 30, 2006, the amount allocated to goodwill may be further adjusted during the year. The weighted average amortization period for amortizable eMeta intangible assets is 3.2 years.

The amortization schedule for eMeta intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2006	$448
2007	1,707
2008	1,690
2009	523
2010	48
2011 and thereafter	—

Total	$4,416

Trymedia Systems, Inc.

In July 2005, the Company acquired Trymedia Systems, Inc. (“Trymedia”), a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. Trymedia provided secure digital distribution services and was the operator of the largest distribution network for downloadable games. This acquisition expanded the Company’s games solution set by providing an online game distribution and promotion offering. Trymedia has been included in the Company’s Entertainment Technologies segment. The condensed consolidated financial statements include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition. As of September 30, 2006, the Company paid $31.5 million in cash and expects to pay an additional $0.4 million to Trymedia shareholders as they surrender the balance of their stock.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of July 29, 2005
Cash and cash equivalents	$927
Accounts receivable	204
Deferred tax assets, net	2,202
Other assets	779

Total tangible assets acquired	4,112

Accounts payable	(3,795)
Deferred revenue	(96)
Accrued liabilities	(2,225)
Notes payable	(257)

Total liabilities assumed	(6,373)

Net liabilities assumed	$(2,261)

During the third quarter of 2006, the Company adjusted acquired deferred tax assets as of July 29, 2005 based on additional information from the final tax return as filed. This adjustment increased deferred tax assets by $3.3 million. The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Trymedia (in thousands):

Cash paid	$31,481
Payable to shareholders	365
Net liabilities assumed	2,261

Total goodwill and intangible assets acquired	$34,107

Intangible Assets		Amortization Period in Years
Existing technology	$3,500	4
In-process technology	500	—
Core technology	1,500	4
Trade Name/Trademarks	600	5
Customer Relationships	3,700	4
Goodwill	24,307	Not Applicable

Total	$34,107

The weighted average amortization period for amortizable Trymedia intangible assets is 4.1 years. The in-process technology of $500,000 was charged to operations during the third quarter of 2005.

Zero G Software, Inc.

In June 2005, the Company acquired Zero G Software, Inc. (“Zero G”), a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased the Company’s market for software licensing, added innovative technology and enhanced multi-platform products. Zero G has been included in the Company’s Software Technologies segment. The condensed consolidated financial statements include the results of operations of Zero G since June 9, 2005, the effective date of the acquisition.

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

NOTE 4 – STRATEGIC INVESTMENTS

As of September 30, 2006 and December 31, 2005, the carrying value of the Company’s strategic investments totaled $15.6 million and $11.9 million, respectively. The Company’s strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets as “Long-term marketable investment securities” and “Other assets,” respectively.

As of September 30, 2006, the carrying value of the Company’s strategic investments consisted solely of its investment in Digimarc, a publicly traded company. Additionally, the Company holds investments in a number of other privately held companies, which had no carrying value as of September 30, 2006.

For investments in public companies, at each quarter end, the Company compares its basis in the investment to the average daily trading prices of the security over the prior six months to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, a charge is recorded to the statement of income for the difference between the market price at period end and the current cost basis. During the quarter ended March 31, 2005, the Company recorded an other-than temporary impairment loss of $5.8 million on its investment in Digimarc. There were no other impairment charges in the remainder of 2005 or during the three and nine months ended September 30, 2006.

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

The following table summarizes the activity related to restructuring costs:

	Severance	Termination Benefits	Total
Balance at December 31, 2005	$1,166	$95	$1,261
Cash payments	(1,039)	(95)	(1,134)

Balance at September 30, 2006	$127	$—	$127

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net EPS - weighted average number of common shares outstanding	51,913	50,789	51,956	50,548
Effect of dilutive potential common shares - stock options outstanding	804	551	739	757

Diluted net EPS - weighted average number of common shares and potential common shares outstanding	52,717	51,340	52,695	51,305

Anti-dilutive shares excluded	9,013	5,971	6,325	4,665

Weighted average exercise price of anti-dilutive shares	$24.52	$25.96	$24.12	$27.46

Anti-dilutive shares shown in the above table include 3,447,000 and 1,136,000 shares of weighted warrants outstanding (See Note 10 for a description of warrants) for the three and nine months ended September 30, 2006, respectively.

NOTE 7 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$7,197	$6,088	$16,445	$17,625
Other comprehensive income:
Unrealized gains (losses) on investments	2,081	1,613	2,428	411
Foreign currency translation adjustments	929	(980)	3,005	(4,524)

Comprehensive income	$10,207	$6,721	$21,878	$13,512

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108.”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach - and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company does not expect the adoption to have a material impact on the financial statements.

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

NOTE 9 – INCOME TAXES

The Company recorded an income tax benefit of $0.5 million and income tax expense of $6.7 million for the three and nine months ended September 30, 2006. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The Company adjusted the annual effective rate forecast as of September 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The income tax benefit of $0.5 million recorded for the three months ended September 30, 2006 is the amount required to adjust total income tax expense for the nine months September 30, 2006 to the revised effective tax rate for the year, net of discrete tax items recorded in the first quarter and the third quarter of 2006, The Company recorded a discrete tax expense of $3.6 million during the first quarter of 2006 to reflect a change in estimate of income tax accrued on an intercompany asset transfer and recorded a discrete tax benefit of $870,000 during the third quarter of 2006 to reflect a change in estimate of income tax accrued for various federal, state and foreign income tax returns filed during the quarter and income tax returns previously filed for which the statute of limitations has tolled.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of September 30, 2006. There were no adjustments to the valuation allowance balance in the three and nine months ended September 30, 2006.

NOTE 10 – CONVERTIBLE NOTES

In August 2006, the Company issued and sold, in a private offering, $240.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2011 (the “Notes”) at par. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). The proceeds to the Company from the offering of the Notes, net of issuance costs, were $233.2 million.

Prior to June 15, 2011, holders may convert their notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: 1) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; 2) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or 3) upon the occurrence of specified corporate transactions, as defined in the indenture. On and after June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each Note will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, a combination of common stock and cash. In addition, upon a fundamental change at any time, as defined, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

The Company will pay cash interest at an annual rate of 2.625%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2007. Note issuance costs of approximately $7.0 million are being amortized to interest expense over the term of the Notes and have been included in “Patents and Other Assets” on the condensed consolidated balance sheet.

Concurrently with the issuance of the Notes, the Company entered into convertible notes hedge transactions whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the Notes, of the Company’s common stock at a price of $28.2829 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible notes hedge transactions to the Company was approximately $46.1 million and has been recorded as a reduction to stockholders’ equity in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”.)

In addition, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011, and must be settled in net shares. The Company received approximately $30.3 million in cash proceeds for the sales of these warrants and has been recorded as an increase to stockholders’ equity in accordance with EITF 00-19.

NOTE 11 – STOCK REPURCHASE PROGRAM

In May 2002, the Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of Company management. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock (inclusive of the aforementioned stock repurchase program and up to $50.0 million of the Company’s common stock in connection with the Notes offering described in Note 10 – Convertible

Notes.) In the three and nine months ended September 30, 2006, the Company repurchased 2.3 million shares of common stock for $50.0 million, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2006 and December 31, 2005, treasury stock consisted of 5.3 million and 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $88.5 million and $38.5 million, respectively.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue by Significant Product Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Entertainment Technologies
Video	$25,429	$21,018	$73,909	$64,345
Other	3,094	3,070	10,312	6,691

Total Entertainment Technologies	28,523	24,088	84,221	71,036
Software Technologies	29,624	22,502	89,293	71,225

Total	$58,147	$46,590	$173,514	$142,261

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Entertainment Technologies	$10,482	$12,724	$30,058	$39,343
Software Technologies	3,562	5,388	13,555	21,492

Segment income	14,044	18,112	43,613	60,835
General and administrative	(9,562)	(8,804)	(26,855)	(24,691)
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	78	—	174
Interest and other income, net	2,245	1,317	6,400	3,228

Income before income taxes	$6,727	$7,236	$23,158	$25,375

Information on Revenue by Geographic Areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$30,773	$26,953	$95,912	$80,692
International	27,374	19,637	77,602	61,569

	$58,147	$46,590	$173,514	$142,261

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities under noncancelable operating lease arrangements that expire at various dates through 2018.

The Company’s aggregate future minimum lease payments pursuant to these leases, pursuant to non-cancellable operating lease agreements as of September 30, 2006 were as follows (in thousands):

Operating Leases
Remainder of 2006	$1,705
2007	7,392
2008	7,325
2009	6,120
2010	6,044
2011 and thereafter	37,156

Total	$65,742

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe the Company’s patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, the Company was granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The emergency motion was denied by the Court of Appeals on or about August 26, 2006, resulting in the injunction being re-instated after it was stayed pending such motion. The parties subsequently filed briefs regarding Sima’s appeal of whether the injunction was properly issued. The Company is opposing Sima’s efforts to get the injunction overturned, and intends to continue to vigorously pursue this action to protect its patented copy protection technology.

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

Stock Option Inquiries

In addition to the aforementioned litigation matters, on June 13, 2006 and June 28, 2006, the Company announced that it had been contacted by the Securities and Exchange Commission (SEC) and had received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to the Company’s stock option practices. The Company announced its intent to cooperate with the SEC and U.S. Attorney’s Office. By letter dated October 24, 2006, the SEC informed the Company that its investigation into the matter has been terminated and that no enforcement action was being recommended to the Commission. The Company believes that this review of stock option practices has no material impact on the financial statements included in this report on Form 10-Q or on any previously issued financial statements.

As of September 30, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are only predictions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including, but not limited to, the failure of markets for home video, consumer or software licensing, or markets for the technological protection of copyrighted materials contained in such products, to continue, develop or expand, the failure of the changing demands of content or software providers and the impact of certain government reviews of our stock option practices and those additional factors set forth under Item 1A “Risk Factors” in this Quarterly Report pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We specifically disclaim any obligation to update such forward-looking statements, except as required by applicable law.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to protect, enhance, or distribute their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and a host of related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate Trymedia Systems, a distribution network for downloadable PC games. We acquired eMeta in February 2006, which provides software solutions for managing and selling digital goods and services online. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues derive from licensing various digital content management products and services to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies’ revenues are derived from licensing various software products and services to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionsArchitect products. We include the eMeta commerce, licensing and access control solutions in our Software Technologies segment.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Entertainment Technologies	$28,523	$24,088	$4,435	18%
Software Technologies	29,624	22,502	7,122	32%

	$58,147	$46,590	$11,557	25%

	Nine Months Ended September 30,		$ Change	% Change
	2006	2005
Entertainment Technologies	$84,221	$71,036	$13,185	19%
Software Technologies	89,293	71,225	18,068	25%

	$173,514	$142,261	$31,253	22%

The following table provides percentage of revenue information by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Entertainment Technologies	49%	52%	49%	50%
Software Technologies	51	48	51	50

	100%	100%	100%	100%

Entertainment Technologies

Revenues from our Entertainment Technologies increased $4.4 million from the third quarter of 2005 to the third quarter of 2006 primarily due to the growth in hardware licensing. Revenues from our Entertainment Technologies increased $13.2 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) $11.6 million increase from the growth in hardware licensing, including a significant set top box licensing transaction completed during the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006, (ii) $3.2 million increase in revenue as a result of the acquisition of Trymedia, (iii) partially offset by the decrease in DVD revenue of $2.7 million caused by declines in volumes and continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect. Revenues from our video content protection technologies represented 44% and 45% and of our net revenues during the quarters ended September 30, 2006 and 2005, respectively and 43% and 45% of our net revenues for the nine months ended September 30, 2006 and 2005.

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

Software Technologies

Revenues from our Software Technologies increased $7.1 million or 32% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) $3.9 million increase in existing software products and services primarily due to increased market penetration and a growing customer base and (ii) $3.2 million increase in revenue as a result of the acquisition of eMeta in February 2006. Revenues from our Software Technologies increased $18.1 million, or 25% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) $10.6 million increase in existing software products and services primarily due to increased market penetration and an increased customer base and (ii) $7.5 million increase in revenue as a result of the eMeta acquisition.

We believe that as we sign new contracts and generate more business for our existing and new products, revenues from our Software Technologies will increase in the future in absolute terms, but may vary as a percentage of our total revenues.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend in our Entertainment Technologies business has been principally due to the tendency of certain of our customers to manufacture and release new video, audio, and PC games titles during the year-end holiday shopping season. Our operating expenses are incurred more evenly throughout the year. In our Software Technologies business, we have found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter.

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related litigation expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and third party consultants for support and professional services. Cost of revenues also includes patent defense costs, amortization of intangibles from acquisitions and patent amortization. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting and tax fees and an allocation of overhead and facilities costs.

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

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles that have been prescribed for the software industry under Statement of Position (“SOP”) 97-2, Software Revenue Recognition and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements” for our hardware business. Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition policy is one of our critical accounting policies because revenue is a key component of our results of operations and is based on complex rules which require us to make judgments and estimates. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing, classifications and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element. Also, we provide for returns on product sales in our channel business based on three month historical revenue trends and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

When licenses are sold together with consulting and/or implementation services, license fees are recognized upon delivery of the product provided that: (1) the above criteria have been met; (2) payment of the license fees is not dependent upon performance of the consulting and implementation services; and (3) the services are not essential to the functionality of the software. For arrangements where services are essential to the functionality of the software, both the license and services revenue are recognized in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements that allow us to make reasonably dependable estimates relative to contract costs and the extent of progress toward completion are accounted for using the percentage-of-completion method. Arrangements that do not allow us to make reasonably dependable estimates of costs and progress are accounted for using the completed-contracts method. Because the completed-contracts method precludes recognition of performance under the contract as the work progresses, it does not reflect current financial performance when the contract extends beyond one accounting period, and it therefore may result in uneven recognition of revenue, related cost of revenues and gross margin.

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

Entertainment

Revenues from licensing video technology and trademarks are generated from licensing agreements primarily with motion picture studios that generally pay a per-unit royalty fee for videocassettes and DVDs replicated under those license agreements. Licensees generally report replication activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies on its past experience and working relationship with these customers to reasonably and successfully estimate current period volume in order to calculate the quarter end revenue accrual. Any unusual or unanticipated replication volumes in a particular period can add significant fluctuations on the revenue reported.

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

Valuation of Strategic Investments

As of September 30, 2006 and December 31, 2005, the carrying value of our strategic investments totaled $15.6 million and $11.9 million, respectively. Our strategic investments include public and non-public companies. As of September 30, 2006, the adjusted cost of our strategic investments consisted solely of our investment in Digimarc, a publicly traded company. Our investments in privately held companies had no carrying value as of September 30, 2006. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

We review our investments in public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months as a guideline to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, it triggers a review of the investment to determine if an other-than temporary impairment has occurred. If we conclude that an other-than temporary impairment has occurred, we record an impairment charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded other-than temporary impairment losses on our investment in Digimarc of $5.8 million in the three and nine months ended September 30, 2005. There were no impairment losses recorded in the three and nine months ended September 30, 2006.

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

There were no impairment charges related to our investments in non-public companies during the three and nine months ended September 30, 2005 and 2006. As of September 30, 2006 and December 31, 2005, our investments in non-public companies had no remaining carrying value.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In the nine months ended September 30, 2006, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

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

Results of Operations

The following tables present our condensed consolidated statements of income compared to the prior year periods.

	Three Months Ended September 30,		$ Change	% Change
	2006	2005
Revenues:
Licenses	$44,357	$36,240	$8,117	22%
Services	13,790	10,350	3,440	33

Total revenues	58,147	46,590	11,557	25
Cost of revenues:
License fees	2,838	1,303	1,535	118
Service fees	7,996	4,843	3,153	65
Amortization of intangibles from acquisitions	3,150	2,967	183	6

Total cost of revenues	13,984	9,113	4,871	54

Gross profit	44,163	37,477	6,686	18
Operating expenses:
Research and development	13,268	8,583	4,685	55
Selling and marketing	16,851	13,749	3,102	23
General and administrative	9,562	8,804	758	9
In-process research and development	—	500	(500)	(100)

Total operating expenses	39,681	31,636	8,045	25

Operating income	4,482	5,841	(1,359)	(23)
Interest and other income, net	2,245	1,317	928	71
Gains on strategic investments	—	78	(78)	(100)

Income before income taxes	6,727	7,236	(509)	(7)
Income tax (benefit) expense	(470)	1,148	(1,618)	(141)

Net income	$7,197	$6,088	$1,109	18

	Nine Months Ended September 30,		$ Change	% Change
	2006	2005
Revenues:
Licenses	$132,726	$116,461	$16,265	14%
Services	40,788	25,800	14,988	58

Total revenues	173,514	142,261	31,253	22
Cost of revenues:
License fees	7,768	4,297	3,471	81
Service fees	22,483	12,226	10,257	84
Amortization of intangibles from acquisitions	9,883	7,849	2,034	26

Total cost of revenues	40,134	24,372	15,762	65

Gross profit	133,380	117,889	15,491	13
Operating expenses:
Research and development	39,598	25,205	14,393	57
Selling and marketing	50,169	39,698	10,471	26
General and administrative	26,855	24,691	2,164	9
In-process research and development	—	500	(500)	(100)
Total operating expenses	116,622	90,094	26,528	29

Operating income	16,758	27,795	(11,037)	(40)
Impairment losses on investments	—	(5,822)	5,822	100
Gains on strategic investments	—	174	(174)	(100)
Interest and other income, net	6,400	3,228	3,172	98

Income before income taxes	23,158	25,375	(2,217)	(9)
Income taxes	6,713	7,750	(1,037)	(13)

Net income	$16,445	$17,625	$(1,180)	(7)

License Revenues. Our license revenues increased $8.1 million or 22% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) $4.0 million increase from the growth in hardware licensing (ii) $2.3 million increase from the organic growth of our existing software products due to increased market penetration and a growing customer base and (iii) $1.6 million increase in software licensing revenue related to the acquisition of eMeta. License revenues increased $16.3 million or 14% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) $11.6 million increase from the growth in hardware licensing, including a significant set top box licensing transaction completed during the first quarter of 2006 resulting in $4.9 million of royalty fees for boxes manufactured in years earlier than 2006, (ii) $4.4 million increase in software licensing revenue related to the acquisition of eMeta and (iii) $3.1 million increase from the organic growth of our core software products, (v) partially offset by a decrease of $2.7 million in DVD royalty revenues caused by the decline in volume and continued pricing pressures in our DVD copy protection business as the full impact of lower pricing in our contracts with MPAA studios take effect.

Service Revenues. Our service revenues increased $3.4 million or 33% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) $1.6 million increase from the organic growth of our core software products and (ii) $1.6 million increase in service revenue as a result of the acquisition of eMeta. Our service revenues increased $15.0 million or 58% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) $7.5 million increase in software services revenues primarily due to the growing customer base (ii) $3.2 million increase as a result of the acquisition of Trymedia and (iii) $3.1 million increase as a result of the acquisition of eMeta.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues increased from 4% for the third quarter of 2005 to 6% for the third quarter of 2006, respectively, and increased from 4% for the nine months ended September 30, 2005 to 6% for the nine months ended September 30, 2006, primarily due to increased product costs associated with certain hardware products.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 47% for the third quarter of 2005 to 58% for the third quarter of 2006, and increased from 47% for the nine months ended September 30, 2005 to 55% for the nine months ended September 30, 2006. Cost of revenues from service fees increased $3.2 million or 65% from the third quarter of 2005 to the third quarter of 2006 due primarily to (i) an increase of $1.5 million in costs related to operations acquired through eMeta, (ii) an increase of $1.3 million in support and service costs to support the growth in the customer base and strengthen the infrastructure and (iii) an increase of $0.9 million in costs related to the growth of operations acquired through Trymedia. Cost of revenues from service fees increased $10.3 million or 84% for the nine months ended September 30, 2005 to the nine months ended September 30, 2006 due primarily to (i) an increase of $4.9 million in support and service costs to support the growth in the customer base and strengthen the infrastructure, (ii) an increase of $3.2 million in costs related to operations acquired through eMeta and (iii) an increase of $2.9 million in costs related to the growth of operations acquired through Trymedia. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles in the third quarter of 2006 were comparable to the third quarter of 2005 and increased $2.0 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2005. The increase is primarily due to amortization of intangibles from the acquisitions of Zero G since June 2005, Trymedia since July 2005 and eMeta since February 2006.

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

Research and Development. Research and development expenses increased by $4.7 million or 55% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) an increase of $1.7 million of expenses related to the Trymedia and eMeta acquisitions, (ii) an increase of $1.5 million related to equity based compensation, and (iii) an increase of $0.6 million in labor costs from additional headcount and consulting. Research and development expenses increased $14.4 million or 51% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) an increase of $5.9 million of expenses to support products acquired in the Trymedia and eMeta acquisitions, (ii) an increase of $4.8 million related to equity based compensation, and (iii) an increase of $1.8 million in labor costs from additional headcount and consulting. Research and development expenses increased as a percentage of revenues from 18% in 2005 to 23% in 2006. We expect research and development expenses to increase in absolute terms, but may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $3.1 million or 23% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) an increase of $1.9 million related to equity based compensation, and (ii) an increase of $0.7 million of expenses to related to products acquired in recent acquisitions. Selling and marketing expenses increased $10.5 million or 26% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) an increase of $5.9 million related to equity based compensation, (ii) an increase of $4.9 million of expenses to support products acquired in recent acquisitions. Selling and marketing expenses as a percentage of revenues for the three and nine months ended September 30, 2006 were comparable to the prior year periods. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $0.8 million or 9% from the third quarter of 2005 to the third quarter of 2006 primarily due to $1.7 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs. General and administrative expenses increased $2.2 million or 9% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to $4.7 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of revenues from 19% in the third quarter of 2005 to 17% in the third quarter of 2006 and decreased from 17% in the nine months ended September 30, 2005 to 16% in the nine months ended September 30, 2006. We expect our general and administrative expenses to increase in absolute terms in the future, but to decrease as a percentage of revenues.

Impairment losses on strategic investments. During the three and nine months ended September 30, 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. There were no impairment charges during the three and nine months ended September 30, 2006.

Gains on strategic investments. During the three and nine months ended September 30, 2005, we received $78,000 and $174,000, respectively, in cash for our interests in a strategic investment that had been fully impaired and accordingly recorded gains on strategic investments.

Interest and Other Income, Net. Interest and other income increased $0.9 million, to $2.2 million in the third quarter of 2006 from $1.3 million in the third quarter of 2005 and increased $3.2 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase is primarily due to larger investment balances and higher interest rates earned in our investment portfolio.

Income Taxes. Income tax expense decreased $1.6 million, to a tax benefit of $0.5 million in the third quarter of 2006 from $1.1 million in the third quarter of 2005. The Company calculates income tax expense based upon an annual effective tax rate forecast. The Company adjusted the annual effective rate forecast as of September 30, 2006 to reflect revised estimates of the geographic sources of revenue and operating profits expected to be earned for 2006. The decrease in income tax expense is a result of a change in the estimate of the effective tax rate for 2006 that was made during the third quarter of 2006 as well as the recording of an $870,000 tax benefit discrete item to reflect a change in estimate of income tax accrued for various federal, state and foreign income tax returns filed during the quarter and income tax returns previously filed for which the statute of limitations has tolled. Income tax expense decreased $1.0 million, to $6.7 million for the nine months ended September 30, 2006 from $7.8 million in the nine months ended September 30, 2005. The decrease is due to the net effect of the reduction in the annual expected effective tax rate for 2006 from 2005, as well as discrete tax items recorded in the first quarter and third quarter of 2006. In addition to the $870,000 discrete tax benefit recorded in the third quarter, the Company recorded a discrete tax expense of $3.6 million during the first quarter of 2006 to reflect a change in estimate of income tax accrued on an intercompany asset transfer.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our copy protection products and our software licensing products.

Our operating activities provided net cash of $60.6 million and $35.9 million for the nine months ended September 30, 2006 and 2005, respectively. Cash provided by operating activities increased $24.7 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, primarily due to the increase in net income, adjusted for non-cash expenses such as depreciation, amortization and equity-based compensation, net of related tax effects.

Investing activities used net cash of $268.6 million and $25.0 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flow from investing activities decreased $243.6 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, primarily due to the acquisition of eMeta and the increase in purchases of investments. We made capital expenditures of $10.7 million and $7.0 million during the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures are primarily for computer software and hardware.

Net cash provided by financing activities was $191.6 million and $10.9 million for the nine months ended September 30, 2006 and 2005, respectively. In August 2006, we issued and sold, in a private offering, $240.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2011 (the “Notes”) at par. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). The proceeds to the Company from the offering of the Notes, net of issuance costs, were $233.2 million.

In May 2002, our Board of Directors authorized a share repurchase program, which allowed us to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. In August 2006, our Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock (inclusive of the aforementioned stock repurchase program and up to $50.0 million of the Company’s common stock in connection with the Notes offering described in Note 10 – Convertible Notes.) In the three and nine months ended September 30, 2006, we repurchased 2.3 million shares of common stock for $50.0 million, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2006 and December 31, 2005, treasury stock consisted of 5.3 million and 3.0 million shares of common stock that we had repurchased, with a cost basis of approximately $88.5 million and $38.5 million, respectively.

At September 30, 2006, we had $119.6 million in cash and cash equivalents, $188.6 million in short-term investments, $12.0 million in restricted cash and investments and $151.0 million in long-term marketable investment securities, which includes $15.6 million in carrying value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will not exceed $5.0 million. We also have future minimum lease payments of approximately $65.8 million under noncancelable operating leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

Because a significant portion of our cash inflows historically have been generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our content value management and our software licensing products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1 A.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash, cash equivalents, short-term investments and long-term marketable investment securities of $443.7 million as of September 30, 2006. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $909,000 decrease (approximately 0.3%) in the fair value of our fixed income available-for-sale securities as of September 30, 2006. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $15.6 million and $11.9 million, represented 2% of our total assets as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of September 30, 2006. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. During the first quarter of 2005, we charged $5.8 million of impairments that were other-than-temporary to operations. There were no impairment charges in the remainder of 2005. There were no impairment charges during the three and nine months ended September 30, 2006.

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

Material Weakness in Internal Control Over Financial Reporting. Our management made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. Based on this assessment, our management identified a deficiency in connection with the Company’s process of calculating its stock-based compensation expense in 2006 pursuant to SFAS 123R. Specifically, the deficiency related to the Company’s process of reviewing stock-based compensation expense calculations, which resulted in incorrect calculations of (i) expected forfeitures; (ii) the incremental value associated with the commencement of new offering periods under the Company’s employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with the Company’s employee stock purchase plan. Management has concluded that, this deficiency constituted a material weakness in internal control over financial reporting as of September 30, 2006, as defined below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

To date, subsequent to the filing of our 10-Q for the quarter ended June 30, 2006, the Company has taken steps to remediate this material weakness by implementing new review procedures and controls and by updating its stock administration software.

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Macrovision Corporation. vs. Sima Products Corporation, and Interburn Enterprises, Inc.

On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment where they agreed not to further distribute their products. On April 20, 2006, we were granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The emergency motion was denied by the Court of Appeals on or about August 26, 2006, resulting in the injunction being re-instated after it was stayed pending such motion. The parties subsequently filed briefs regarding Sima’s appeal of whether the injunction was properly issued. We are opposing Sima’s efforts to get the injunction overturned, and intend to continue to vigorously pursue this action to protect our patented copy protection technology.

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

Stock Option Inquiries

In addition to the aforementioned intellectual property matters, on each of June 13, 2006 and June 28, 2006, we announced that we have been contacted by the Securities and Exchange Commission (SEC) and have received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to our stock option practices. We announced our intent to cooperate with the SEC and U.S. Attorney’s Office. By letter dated October 24, 2006, the SEC informed us that its investigation into the matter has been terminated and that no enforcement action was being recommended to the Commission. We believe that this review of stock option practices has no material impact on the financial statements included in this report on Form 10-Q or on any previously filed financial statements.

As of September 30, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

If major motion picture studios were to determine that the benefits of our technology do not justify the cost of licensing the technology, then demand for our technology would decline. Historically, we have derived a significant percentage of our net revenues and operating income from fees for the application of our patented video content protection technology to various video formats, including prerecorded videocassettes, DVDs and digital PPV and VOD programs.

Any future growth in revenues from these fees will depend on (a) growth in the various media formats, (b) increased use of our video content protection technology on a larger number of videocassettes, DVDs, digital PPV/VOD programs or PCs, or (c) increases in usage fees or royalties. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing our technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using content protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

Any decline in demand for our video content protection technology, including a change of video content protection policy by the major motion picture studios, or a decline in sales of prerecorded videocassettes and DVDs that are encoded with our video content protection technology due to a shift from physical media distribution to digital distribution or otherwise, or additional declines in our average unit royalties, would have a material adverse effect on our business. If one or more of the motion picture studios were to withdraw its support for our content protection technologies or otherwise determine not to copy protect a significant portion of prerecorded videocassettes, DVD or digital PPV/VOD programs, our business would be harmed.

Our operating results may fluctuate, which may adversely affect the price of our common stock.

Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. Due to limited visibility in predicting software licensing revenues and, particularly, revenues that are generated from perpetual licenses (under which license fee revenue is recognized upfront on a one-time basis), we may experience volatility in revenues which may cause us to not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the United States. Fluctuations in our operating results may cause the price of our common stock to decline.

Other factors that could affect our operating results include:

•	The timing and number of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	The ability of the Motion Picture Association of America (MPAA) studios utilizing our content protection technology to produce a sufficient number of major releases annually;

•	The acceptance of our content protection technologies by major motion picture studios and software companies;

•	The amount by which theatrical content is being replaced by television content, and the extent to which entertainment producers decide to apply our protection technologies to television content;

•	Expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	The acceptance of our software solutions (electronic licensing, installation, update service, software asset management, packaging) by software vendors and end-user organizations;

•	The potential that we may not be in a position to anticipate a decline in revenues in any quarter until late in the quarter or after the quarter ends due to the delay inherent in reporting from certain licensees and closing of new sales agreements;

•	The extent to which new content technologies or formats replace technologies to which our solutions are targeted;

•	Adverse changes in the level of economic activity in the United States or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the United States or its allies, or generally weak and uncertain economic and industry conditions;

•	The timing and popularity of releases of computer software CD-ROM multimedia titles;

•	The extent to which various hacking technologies are viewed by our customers to undermine and devalue our technologies; and

•	The extent to which we are able to transition our market leading position in optical media (i.e., packaged media) content protection and our DRM patents into digital content value management via the Internet.

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

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore studios face substantial increases in marketing costs which creates increased pressure to trim manufacturing expenses. This includes cutting back their content protection usage, as well as negotiated reductions in their usage fees. Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ per-unit revenue associated with DVDs in the last twenty-one months and we have seen our usage fees on a per unit basis decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

We experience seasonality in our operating results, which may affect the price of our common stock.

Because of the nature of the products that we offer, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenue in the fourth quarter of each calendar year followed by lower revenue and operating income in subsequent quarters of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies, games and music during the year-end holiday shopping season as well as the pronounced fourth quarter seasonality in the software business.

We depend on a small number of key customers for a high percentage of our entertainment-related revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base and our entertainment-related revenue are highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our entertainment related business. Historically, we have derived the majority of our entertainment-related revenue from a relatively small number of customers. No customer accounted for more than 10% of our net revenues in 2005 or 2004, and one customer accounted for 10.2% of our net revenues in 2003.

We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of all or a substantial part of their videocassettes and/or DVDs in the U.S. These agreements expire at various times starting in late 2006, and may or may not be renewed, or, if renewed, may be at substantially reduced per unit prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract, or to enter into a new contract with us on terms that are favorable to us, would likely result in a substantial decline in our entertainment-related revenue and operating income, and our business would be harmed.

We depend on signing high-value license agreements with major software customers for our FLEXnet product and the inability to sign or complete these agreements could result in a decline or deferral of our revenue and profits in any particular reporting period.

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

International and export sales together represented 43%, 42% and 42% of our consolidated net revenues in 2005, 2004 and 2003, respectively, and xx% and yy% for the nine months ended on September 30, 2006 and September 30, 2005, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for music CDs, digital PPV networks, DVDs, and consumer software. Worldwide adoption of our FLEXnet software solutions will also be an important driver of future growth.

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

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and software lifecycle value management solutions and technologies that can be supplemented by enabling features that will incent consumers and users to pay for legal, authorized video, audio and software products, rather than trying to get them for free in an illegal or unauthorized fashion. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. The last of our core group of analog copy protection patents expire in the year 2017. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

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

We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. For example, we were involved in litigation with BIS Advanced Software Systems, Ltd. until the lawsuit was dismissed with prejudice in the first half of 2006. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. For example, we have received notices from certain customers requesting indemnification in patent-related lawsuits. We have evaluated the requests and do not believe we are obligated to provide such indemnification to such customers. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations.

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

CGMS-A is an alternative analog copy protection technology for which we have patents that apply in the United States. We believe this technology has applicability in protecting digital content within home media centers, Internet downloads, and digital PPV/VOD broadcasts. We would like to license these patents to both content owners and hardware manufacturers, but in order to maintain strong customer relationships, we may not be able to monetize these patents. If potential customers decline to license these patents or the patents are contested, we may find that the cost in terms of litigation expense, management diversion, and reduced customer goodwill from enforcing our patent rights may offset the revenue potential and could harm our business.

Legislative initiatives seeking to weaken copyright law or new governmental regulation and resulting legal uncertainties could harm our business.

Consumer rights advocates and other constituencies continuously challenge copyright law, notably the U.S. Digital Millennium Copyright Act of 1998, or DMCA, through both legislative and judicial actions. Legal uncertainties surrounding the application of the DMCA may adversely affect our business. If copyright law is compromised, or devices that can circumvent our technology are permitted by law and become prevalent, this could result in reduced demand for our technologies, and our business would be harmed.

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

We depend on third parties to implement and support our SafeDisc Advanced and our Ripguard DVD anti-ripper software modules within their optical disc encoding and quality assurance equipment.

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

Our quarterly operating results may fluctuate depending upon when we receive royalty reports from our entertainment related licensees. We recognize a portion of our entertainment related license revenue only after we receive royalty reports from our licensees regarding the manufacture of their products that incorporate our technologies. As a result, the timing of our entertainment related revenue is dependent upon the timing of our receipt of those reports, some of which are not delivered until late in the quarter or after the end of the quarter. This may put us in a position of being not able to anticipate a decline in revenues in any given quarter. In addition, it is not uncommon for royalty reports to include corrective or retroactive royalties that cover extended periods of time. Furthermore, there have been times in the past when we have recognized an unusually large amount of entertainment related licensing revenue from a licensee in a given quarter because not all of our revenue recognition criteria were met in prior periods. This can result in a large amount of entertainment related licensing revenue from a licensee being recorded in a given quarter that is not necessarily indicative of the amounts of entertainment related licensing revenue to be received from that licensee in future quarters, thus causing fluctuations in our operating results and resulting in potential volatility in the price of our common stock.

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

Acquisitions and other strategic investments involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations, including most recently, New York City, San Francisco, California and Alicante, Spain;

•	unanticipated costs, litigation and other contingent liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition in the future.

If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisition activities could also cause operating margins to fall depending upon the financial models of the businesses acquired.

Our strategic investments may involve joint development, joint marketing, or entry into new business ventures, or new technology licensing. Any joint development efforts may not result in the successful introduction of any new products by us or a third party, and any joint marketing efforts may not result in increased demand for our products. Further, any current or future strategic acquisitions and investments by us may not allow us to enter and compete effectively in new markets or enhance our business in our existing markets.

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

We completed the acquisitions of Trymedia, a digital distribution network for downloadable PC games, in July 2005 and eMeta, a provider of software solutions that enable companies to manage and sell digital goods and services online, in February 2006. We have a relatively limited history operating these businesses and as a result, we have limited financial results from these businesses on which to assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses.

We conducted a review of our historical stock option practices and have provided the SEC and US Attorney’s Office with certain information relating to our stock options. These reviews may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

The SEC and the US Attorney’s Office have each contacted the Company requesting information relating to our stock option practices from 1997 and 1995, respectively, to the present. We have fully cooperated with both of these inquiries and intend to continue to do so. We have completed our review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We have reported this conclusion to the SEC and US Attorney’s Office. By letter dated October 24, 2006, the SEC informed us that its investigation has been terminated and no enforcement action has been recommended to the Commission. The period of time necessary to resolve the US Attorney’s Office review is uncertain, and could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the review, we could be subject to investigations, be required to restate financial statements or to pay damages or penalties or have other remedies imposed upon us. The ongoing review and any negative outcome that may occur from the investigation could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to the matter have been incurred to date and significant expenditures may continue to be incurred in the future.

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

In 2005 and 2006, we had significant changes in our senior management team, including the hiring of a new chief executive officer and chief financial officer. The change of senior management can result in significant disruption to our ongoing operations, and new senior personnel must spend a significant amount of time learning our business and our systems in addition to performing their regular duties. Our future success depends on our ability to integrate new senior management personnel into the company. We do not have nor do we intend to obtain key person life insurance covering any of our personnel.

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

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants addressing these assessments. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past, and may in the future, identify significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. For example, we made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. Based on this assessment, we identified a deficiency in our process for calculating our stock-based compensation expense pursuant to SFAS 123R for the periods ended March 31, 2006 and June 30, 2006. Specifically, the deficiency related to our process for reviewing stock-based compensation expense calculations, which resulted in incorrect calculations of (i) expected forfeitures; (ii) the incremental value associated with the commencement of new offering periods associated with our employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with our employee stock purchase plan. Management has concluded that this deficiency constituted a material weakness in internal control over financial reporting as of September 30, 2006, as defined below. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

To date, subsequent to the filing of our 10-Q for the quarter ended June 30, 2006, we have taken steps to remediate this material weakness by implementing new review procedures and controls and by updating our stock administration software. However, changes we make to our controls and processes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Changes in, or interpretations of, tax rules and regulations, and changes in geographic operating results, may adversely affect our effective tax rates.

We are subject to income taxes in the U.S. and foreign tax jurisdictions. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by changes in the amount of revenue or earnings that we derive from international sources in countries with high or low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations.

In addition, we are subject to examination of our income tax returns by federal, state, and foreign tax jurisdictions, including a current examination of our 2003 and 2004 federal tax returns by the Internal Revenue Service. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have an adverse effect on our business and operating results, which could cause the market price of our stock to decline.

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright, other intellectual property issues, and taxation issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us or our customers to change business practices or otherwise harm our business.

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

Our other software solutions, namely our InstallShield Installer, Update Service, InstallAnywhere and Admin Studio experience competition from other products. In the installer business, Altiris’ Package Studio is the primary competition for our Admin Studio solution and Microsoft may be a competitor in the future. Update Service appears to have no competition other than from our customers.

There are a limited number of competitors in our SafeDisc Advanced consumer software copy protection market, including SecureRom, Sony’s DADC optical disk manufacturing subsidiary, and StarForce Technologies. However, it is possible that our own customers may develop software copy protection technologies, or that personal computer operating system and microprocessor companies may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

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

We have built a substantial business around the packaging, compliance, installation, deployment and monitoring of software licenses. We also enable our customers to protect, enhance, and distribute their digital goods across channels to maximize revenue with focus on the video, gaming, information publishing and other entertainment industries.

Our major software licensing products include FLEXnet Publisher and FLEXnet InstallShield. FLEXnet Publisher is licensed to software publishers as a software product that enables these customers to offer multiple licensing models and automatically enforce compliance with license terms. FLEXnet InstallShield is also sold to software publishers as an automatic installer to help them with automatic and transparent installations of their software on most Windows and non-Windows PCs and servers. There is no assurance of our ability to grow and be successful with these products and if we are unsuccessful in the software licensing market, our business would be harmed.

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

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

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

We have significant debt obligations.

We incurred $240 million of principal indebtedness from the sale of the debentures in an August 2006 private placement. As a result of the sale of the debentures, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

We believe that employee stock options are an important element of total compensation. Prior to 2006, we accounted for employee stock-based compensation arrangements in accordance with the provisions of (i) Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” (ii) Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25,” and complied with the disclosure provisions of (iii) Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Effective the first quarter of fiscal year 2006, the FASB required us to follow SFAS 123R, Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result of SFAS 123R, we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. If we continue to support broad-based employee stock option grants, employee stock-based compensation arrangements to be accounted for as an expense (in a manner different to APB 25 and FIN 44) may have a material, negative impact upon our future earnings. Alternatively, if we reduce the number of employee stock option grants, we may lose an important benefit that impacts the recruiting and retention of quality employees, and our business could be harmed. If we replace broad based employee option grants with other types of performance based incentives, or restricted stock, we also will be required to report these incentives as expenses. Any of these consequences could cause the market price of our stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
July 1-31, 2006 Repurchase Program (1)(2) Employee transactions (3)	— —	— —	— N/A	— N/A
August 1-31, 2006 Repurchase Program (1)(2) Employee transactions (3)	2,315,800 —	$21.59 —	2,315,800 N/A	2,000,000 N/A
September 1-30, 2006 Repurchase Program (1)(2) Employee transactions (3)	— —	— —	— N/A	2,000,000 N/A

Total Repurchase Program (1)(2) Employee transactions (3)	2,315,800 —	$21.59 —	2,315,800 N/A	2,000,000 N/A

(1)	In May 2002, our Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares of common stock in the open market from time-to time-to-time. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. No other repurchases have been done under this program to date.
(2)	In August 2006, our Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to $100 million of the Company’s common stock from time-to time (inclusive of the stock repurchase program mentioned in footnote (1) above). In connection with the Company’s offering of 2.625% Convertible Senior Notes due 2011, our Board authorized the purchase of up to $50 million of the Company’s common stock under this new stock repurchase program. In the three months ended September 30, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2006 and December 31, 2005, treasury stock consisted of 5.3 million and 3.0 million shares of common stock that the Company had repurchased, with a cost basis of approximately $88.5 million and $38.5 million, respectively.
(3)	Includes shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s equity incentive plans) in satisfaction of the exercise price of such options. The Company’s equity incentive plan provides that the value of the shares delivered or attested to, or withheld, shall be the fair market closing value of the Company’s common stock on the date the relevant transaction occurs. The shares repurchased are retired and recorded as reductions against common stock and additional paid in capital.

(4)	Share purchases under publicly announced programs are made pursuant to open market purchases at prevailing market prices, through block trades or otherwise, or in privately negotiated transactions as market conditions warrant and at prices the Company deems appropriate in the discretion of our management.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

4.1	Indenture, dated August 23, 2006, among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.2	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011.	8-K	8/23/06	4.2

4.3	Call Option Transaction Letter Agreement dated August 17, 2006 with JPMorgan Chase Bank, National Association.	8-K	8/23/06	4.3

4.4	Warrant Letter Agreement dated August 17, 2006, with JPMorgan Chase Bank, National Association	8-K	8/23/06	4.4

10.01	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC.	8-K	8/23/06	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.02	Form of Restricted Stock Agreement				X

10.03	Amendment to Alfred Amoroso’s offer letter dated August 1, 2006	8-K	8/3/06	10.01

10.04	Amendment to James Budge’s offer letter dated August 1, 2006	8-K	8/3/06	10.02

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Authorized Officer:

Date: November 8, 2006	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: November 8, 2006	By:	/s/ James Budge
James Budge
Chief Financial Officer