Form 10-Q/A
period 2006-09-30
MACROVISION CORP
filed 2006-11-08
CIK 1027443

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

MACROVISION CORPORATION

FORM 10-Q/A

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Macrovision Corporation for the period ended September 30, 2006, which was filed with the SEC on November 8, 2006. This amendment is being filed to: (i) correct a typographical error in the item “Total equity-based compensation, before tax” for the nine months ended September 30, 2006, in the table contained in “Note 2 - Equity Based Payments;” (ii) make adjustments to the segment income table for the items “Entertainment Technologies,” “Software Technologies,” and “In-process research and development” for the three and nine months ended September 30, 2005 contained in “Note 12 - Segment and Geographic Information” in order to conform to the current period presentation in the Company’s Condensed Consolidated Financial Statements; and (iii) make corrections due to rounding in “Research and Development,” “Selling and Marketing,” and “General and Administrative” contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Amendment only amends Items 1 and 2 of Part I, in each case as a result of, and to reflect, the above corrections. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety.

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

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006 (As Restated)
Total equity-based compensation, before tax	$4,425	$14,735
Tax effect	(888)	(2,956)

Total equity-based compensation, net of taxes	$3,537	$11,779

Basic earnings per share	$0.07	$0.23

Diluted earnings per share	$0.07	$0.23

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

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Entertainment Technologies	$10,482	$11,954	$30,058	$36,990
Software Technologies	3,562	3,191	13,555	15,996

Segment income	14,044	15,145	43,613	52,986
General and administrative	(9,562)	(8,804)	(26,855)	(24,691)
In-process research and development	—	(500)	—	(500)
Impairment losses on investments	—	—	—	(5,822)
Gains on strategic investments	—	78	—	174
Interest and other income, net	2,245	1,317	6,400	3,228

Income before income taxes	$6,727	$7,236	$23,158	$25,375

Information on Revenue by Geographic Areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$30,773	$26,953	$95,912	$80,692
International	27,374	19,637	77,602	61,569

	$58,147	$46,590	$173,514	$142,261

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

Research and Development. Research and development expenses increased by $4.7 million or 55% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) an increase of $1.7 million of expenses related to the Trymedia and eMeta acquisitions, (ii) an increase of $1.4 million related to equity based compensation, and (iii) an increase of $0.6 million in labor costs from additional headcount and consulting. Research and development expenses increased $14.4 million or 57% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) an increase of $5.9 million of expenses to support products acquired in the Trymedia and eMeta acquisitions, (ii) an increase of $4.7 million related to equity based compensation, and (iii) an increase of $1.8 million in labor costs from additional headcount and consulting. Research and development expenses increased as a percentage of revenues from 18% in 2005 to 23% in 2006. We expect research and development expenses to increase in absolute terms, but may vary as a percentage of revenues as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $3.1 million or 23% from the third quarter of 2005 to the third quarter of 2006 primarily due to (i) an increase of $1.8 million related to equity based compensation, and (ii) an increase of $0.7 million of expenses to related to products acquired in recent acquisitions. Selling and marketing expenses increased $10.5 million or 26% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to (i) an increase of $5.8 million related to equity based compensation, (ii) an increase of $4.9 million of expenses to support products acquired in recent acquisitions. Selling and marketing expenses as a percentage of revenues for the three and nine months ended September 30, 2006 were comparable to the prior year periods. Selling and marketing expenses are expected to increase in absolute terms and may vary as a percentage of revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $0.8 million or 9% from the third quarter of 2005 to the third quarter of 2006 primarily due to $1.6 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs. General and administrative expenses increased $2.2 million or 9% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 primarily due to $4.7 million of equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of revenues from 19% in the third quarter of 2005 to 16% in the third quarter of 2006 and decreased from 17% in the nine months ended September 30, 2005 to 16% in the nine months ended September 30, 2006. We expect our general and administrative expenses to increase in absolute terms in the future, but to decrease as a percentage of revenues.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q/A, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

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