Form 10-K
period 2006-12-31
MACROVISION CORP
filed 2007-02-28
CIK 1027443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Registrant’s telephone number, including area code:

(408) 562-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.0.001 Par Value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated or, a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☑                        Accelerated filer  ☐                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,126,823,719 as of June 30, 2006, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 15, 2007, was 52,161,566 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2006.

MACROVISION CORPORATION

FORM 10-K

i

Discussions of some of the matters contained in this Annual Report on Form 10-K for Macrovision Corporation (“Macrovision,” “we” or “us”) may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve risks and uncertainties. Some of these discussions are contained under the captions “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based these forward-looking statements on our current expectations and projections about future events or future financial performance, which include implementing our business strategy, developing and introducing new technologies, obtaining, maintaining and expanding market acceptance of the technologies we offer, and competition in our markets.

In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “predict,” “potential,” “intend,” or “continue,” and similar expressions. These statements are based on the beliefs and assumptions of our management and on information currently available to our management. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1A.—Risk Factors” and elsewhere in this Form 10-K. We specifically disclaim any obligation to update such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to protect, enhance, or distribute their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management products and technologies, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and several other related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate a game network for digital distribution of downloadable PC games, and market our Rights products, which enable the sale and security of digital goods and services, such as text, audio, video, streaming media, games and applications. Our customers consist of entertainment producers such as motion picture studios and music labels, software publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations.

We own or have rights to various copyrights, trademarks and trade names used in our business. These include, but are not limited to, Macrovision®, ActiveMark®, ActiveReach™, AdminStudio®, C-Dilla®, eMeta®, FLEXbill™, FlexCertified™, FLEXenabled®, Flexible License Manager®, FLEXlm®, FLEXnet®,, Flexnet Connect™, GLOBEtrotter®, Hawkeye®, InstallShield®, Install From The Web®, InstallShield Developer®, InstallShield DevStudio®, InstallShield Professional®, It All Starts Here®, M1 Mediabolic®, Mediabolic®, One-Click Install®, PackageExpert™, Package for the Web®, PowerUpdate®, Quick Patch®, RipGuard®, SafeAuthenticate®, SafeDisc®, SOFTSUMMIT®, TryGames™, Trymedia Systems®, Un-Installshield®, and Zero G Software®.

Industry Background

The design, distribution, protection and consumption of all forms of digital content and software are continuing to experience an unprecedented amount of change. In the case of entertainment content, with the expansion of high-bandwidth internet infrastructure and the industry shift to digital media, PC-based entertainment platforms, digital portable devices, networked devices, Internet downloads and the proliferation of peer-to-peer file sharing networks, content and copyright owners are vulnerable to unauthorized use of their content. Inexpensive, easy to use in-home copying devices, such as VCRs, CD and DVD recorders, and PC based hard drive recorders enable consumers to make unauthorized copies of video, audio and software content. Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/peer-to-peer (“P2P”) piracy. Many of the same challenges confront the software industry. Independent software vendors and systems vendors are similarly concerned about unlicensed or illicit use of their application software, both in the enterprise environment (where license terms may be lost in the midst of corporate IT confusion or ignored) and in the consumer markets (where PC software may be copied and redistributed). As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television program distributors and software games publishers have become more concerned with protecting their intellectual property.

In addition, in the software industry, publishers need simple, scalable solutions to account for the use of their products and also are seeking ways to flexibly price and package their products in order to reach a larger share of the available market. Furthermore, as software complexity grows, publishers are seeking ways to simplify their customers’ software experience. Enterprise customers are particularly focused on reducing their total cost of ownership of software and reducing their support burden. Tools that provide a simple installation, activation and maintenance experience are winning favor with these enterprise customers. The challenge for the software industry, and their end-customers, is to simultaneously optimize accountability, manageability, stability and delivery in a constantly evolving business environment.

Macrovision Business and Solutions

We develop and market a broad array of commerce, protection and management solutions for software, entertainment and information publishing industries across three distinct customer groups: Entertainment and Content Producers and Distributors, Software Publishers, and Enterprise End Users.

Entertainment and Content Producers and Distributors

Macrovision solutions enable the delivery, protection and use of digital goods in the entertainment and content marketplaces. Our solutions provide enhanced consumer experiences, digital distribution, merchandising and advertising, as well as flexible content security, such as authentication and digital rights management (“DRM”).

Video Technology

Packaged Media Solutions. Motion pictures typically generate two-thirds of their revenue from the sales of packaged media, primarily DVDs. Any household that owns a DVD-R, personal video recorder (“PVR”), PC, media center or a VCR is capable of making unauthorized high quality digital and analog copies unless that content is properly copy protected against this variety of threats. As new distribution models evolve, including video portability, simultaneous theatrical and DVD release dates, Internet and other electronic distribution and the developing PC-based home theater experience, solutions that protect the DVD from unauthorized copying are critical to preserving the motion picture studio revenues.

Our business originated in analog video content security, or analog copy protection (“ACP”), which has been used to protect over 4.7 billion videocassettes worldwide since 1985 and over 7.1 billion DVDs worldwide since 1997. Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital pay-per-view (“PPV”) or video-on-demand (“VOD”) programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Most of the Motion Picture Association of America (“MPAA”) studios use our video content security technology to protect some or all movie releases on videocassette or DVD. In addition, nearly every DVD player, VCR, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology, licensed by Macrovision, to ensure that ACP-secured DVDs and VHS tapes are properly recognized and thus secured.

In recent years, digital content protection has increased in importance. Consumers can make a perfect digital copy of a DVD in minutes by using inexpensive PC DVD burners coupled with copying software that is widely available in electronics stores and from Internet sites, with many of these software products being available free-of-charge. This class of software technology, known as DeCSS rippers, breaks the CSS encryption code that is used on most movie DVDs, and often circumvents the Macrovision analog content security. Therefore, we believe such software packages violate the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”) and infringe our patents. Nevertheless many consumers acquire this type of software and add hacker software available on the Internet, and engage in unauthorized ripping and copying activities. Our RipGuard DVD technology, which is applied to the DVD at the time of manufacture, is designed to prevent unauthorized ripping on PCs without requiring any modification to the PC. We introduced RipGuard DVD in 2005, and to date, over 278 million DVDs that used the comprehensive content security solution of RipGuard DVD and ACP were shipped. In addition, RipGuard DVD is THX Verified to ensure high quality audio and video fidelity and also is certified “Spyware Safe” by PC Tools, a leading member of the Anti-Spyware Coalition.

PPV and VOD Solutions. Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems, or Internet-based download services. As entertainment content producers consider the idea of simultaneous or more closely staged theatrical, DVD and/or PPV/VOD release of content, studios have realized the importance of content security in digital PPV/VOD networks because high quality VHS and DVD copies can be made from the source analog video signal. Many digital PPV/VOD system operators have implemented our content security capability in their digital set-top boxes at the request of the Hollywood studios.

To protect content in such circumstances, Macrovision introduced our ACP-VOD and ACP-WMDRM solutions, which are derived from the same ACP technology used in our packaged media solution. These products are designed to allow content owners to copy protect their PPV/VOD movies, while at the same time allow consumers to store, move or share content as long as it is done within the parameters of the rules defined by copyright owners. To date, our content security technology has been embedded in over 249 million digital set-top boxes and digital video recorders (“DVR”) worldwide.

Peer-to-Peer File Sharing Solutions. Millions of online users have reported using file sharing applications to share music, movies or photos on a monthly or more frequent basis. Content owners believe they have been harmed by the free and unauthorized file sharing over these networks to such an extent that they have initiated lawsuits against several of the file sharing networks and even the individual consumers themselves. Our RipGuard DVD content security solution is designed to inhibit unauthorized video and music content from being made available over P2P networks. Our Hawkeye Peer-to-Peer Anti-Piracy service is a global network solution designed to deter the majority of users from obtaining any unauthorized copies of copyrighted content from P2P file sharing networks. Content owners are able to designate which music tracks, music albums, movies, television episodes, games or software applications they want to protect, and our technology is activated as a service to find and protect those specific files on various file sharing networks.

PC Games Technology

The PC games industry is facing a range of issues as its market adjusts to changing distribution opportunities. They continue to suffer the effects of piracy negatively impacting sales, as the retail distribution market becomes more consolidated with less shelf space available to games. At the same time, for core game publishers games now require much larger budgets for creating and promoting games. Publishing, distributing, merchandising, selling, and marketing video games is more costly now than it has ever been. Increasingly immersive and sophisticated games cost millions to produce, yet the timeframe to develop them has remained the same. To counterbalance these trends, the growth of broadband Internet connections to the home and small office has created a new class of casual game publishers reaching a broader market demographic. Our digital distribution capabilities along with our SafeDisc and ActiveMARK technologies are designed to (i) enable an entirely new revenue channel with online merchandising and digital distribution of games and (ii) protect both CD/DVD-ROM and digital game content from unauthorized copying.

Our technologies are enabling a significant change in the gaming market—digital distribution. Our games solution provides an integrated technology platform so that publishers, distributors, and community sites can easily adapt to new distribution and business models, quickly protect copyrighted content from piracy at all stages of its lifecycle, continuously promote and merchandise to game consumers, and seamlessly renew, update, and patch games after release—all while simplifying the underlying technology to deliver these services. Currently, we have a network of over 300 distribution partners and a catalog of over 1,600 games that it protects and promotes online.

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

Our FLEXnet Publisher product offers an extensive set of solutions for manufacturers and publishers. By incorporating our technologies into their products, manufacturers are able to improve their ability to provide a standard and seamless installation and activation experience, simplify product-marketing strategies, reduce unpaid usage and lower costs associated with product development, distribution, and delivery. We also offer manufacturers back-office products to help them better manage the entitlements they have granted their customers, as well as a hosted update service that enables manufacturers to keep their deployed products up to date and automatically deliver updates over the Internet.

Software as a Service

Our Rights products, which include RightAccess and RightCommerce, also support content publishers moving from a shrinkwrap software model to a software as a service (“SaaS”) model. Our products allow media, publishing, entertainment and software companies to add subscription entitlement, access control, business intelligence and commerce functionality to their content and products. Our Rights products enable the sale and security of digital goods and services, such as text, audio, video, streaming media, games and applications. By using our Rights products, the customer’s end-user is able to access content over the internet, without the need for any installation, in order to have a seamless commerce experience. Additionally, our Rights products put control in the hands of business users, allowing sales and marketing professionals to test products, promotions and business models in real-time.

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

Complementing our FLEXnet Publisher offerings for manufacturers, we offer the FLEXnet Manager offerings for enterprise customers, to help such customers better manage their FLEXnet enabled products. FLEXnet Manager captures and analyzes software usage data to help enterprises determine where to allocate their software purchases and related costs and helps administer software access rights (electronic licenses) over global networks. We also offer the AdminStudio family of products to help enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management).

Technology Licensing, Sales and Marketing

Technology Licensing. Content owners and software vendors utilize our solutions to secure their content or software and to ensure that their end-user customers pay them for the use of such content or software. We generate recurring revenues from a variety of sources by licensing our portfolio of digital content value management and software technologies. We receive royalties and recurring revenues as follows:

•

Video and PC games content owners typically pay us a per-unit licensing fee for the right to use our proprietary content security solutions for DVDs, videocassettes and CD-ROM games and a service-based fee for the right to use our peer-to-peer file sharing content management technologies;

•	Software vendors, enterprise end-user and Rights products customers pay us a fee to license our technology using either time-based licenses or perpetual licenses combined with annual maintenance fees;

•	Content publishers pay us a fee to license our Rights product technology using perpetual licenses combined with annual maintenance fees, or for our hosted service, a subscription-based fee;

•	Consumer software publishers pay us a per-unit licensing fee to use our technology for CD-ROM content security and time-based or perpetual licenses for our DRM technology;

•

Digital set-top box and DVR manufacturers license our video content security solutions for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators;

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

Sales and Marketing. We market our digital content management and software management solutions directly to content owners and software vendors in the video, games and software markets. We also license our software asset management solutions directly to end-user enterprise customers. We supplement our direct sales efforts with reseller programs and service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations, and third party professional services, value added reseller, and systems integrator organizations in our enterprise software business. We also utilize a variety of lead generating marketing initiatives, including trade show participation, trade advertisements, public relations, industry education and newsletters. As part of our FLEXnet platform, we established alliances with several companies to extend the FLEXnet ecosystem to include other third-party services and solutions. We have a worldwide network of resellers who help us sell our InstallShield products. The rapid expansion of broadband Internet connections for consumers and small businesses and the continued tightening of enterprise IT budgets may result in the adoption of new licensing and distribution models for our solutions. We believe this has created a large market opportunity for our products and solutions.

Customers

Our customers include major Hollywood studios; independent video producers; game producers and distributors, hardware and software vendors; information publishers; consumer electronic, PC and digital set-top box manufacturers; PPV and VOD network operators; online retailers and portal and enterprise IT organizations.

No customer accounted for more than 10% of our net revenues in 2006, 2005 or 2004.

Entertainment Producers and Distributors

We believe that our DVD content security technology is utilized as the leading analog-to-analog and analog-to-digital content security solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies. As of December 31, 2006, 423 companies that manufacture DVD players or Personal Computers with DVD-ROM drives had signed agreements with us to incorporate our DVD content security technology into their hardware. In addition, our entertainment content security solutions are licensed to 384 DVD authoring houses, 47 RipGuard mastering and/or replication providers, 38 RipGuard embedding service providers, 123 replication facilities, 228 VHS commercial duplication facilities, 153 digital set-top box and DVR manufacturers, 72 semiconductor component suppliers and 48 PPV/VOD system operators worldwide.

Our PPV/VOD content security technology is embedded in more than 249 million digital set-top boxes and digital media recorders currently in use worldwide. We have licensed our content security technology for digital PPV/VOD to 153 set-top box and DVR manufacturers and have licensed our analog content security solutions to Microsoft for home media center PC applications to protect PPV and VOD content.

Our content security technology customers include the following leading companies:

Motion Picture Studios	PPV/VOD System Operators	Set Top Box / DVR Manufacturers
• Buena Vista Home Video (Disney)	• British Sky Broadcasting (UK)	• Fujitsu Limited
• HBO Home Video	• EchoStar Communications (USA)	• Hitachi Limited
• New Line Cinema	• FOXTEL Management (Australia)	• Mitsubishi Electric
• Paramount Pictures	• Korea Digital Satellite Broadcast (Korea)	• Panasonic (MEI)
• Twentieth Century Fox Home Entertainment	• LodgeNet Entertainment (USA)	• Philips Business Electronics
• Universal Studios Home Video (NBC)	• Netflix	• Pioneer Electronics
	• NTL (UK)	• Samsung Electronics
	• Premiere Fernsehen (Germany)	• Scientific-Atlanta
	• SkyPerfecTV! (Japan)	• Sony Electronics
• THOMSON Multimedia
• TiVo
• Toshiba

Information Publishers	PC Games/Software Publishers	Trymedia
• Channel 4 (UK)	• Activision	• Atari
• FT.com	• Eidos	• Disney
• Hoovers	• Electronic Arts	• Take2 Interactive
• IDG	• Microsoft	• Yahoo!
• IEEE	• 3DO
• New York Times	• Ubisoft Entertainment
• Standard & Poors	• Vivendi Universal
• Turner

Software Publishers

We believe that FLEXnet Publisher, our core licensing technology supporting digital content management for software publishers, is a leader in the electronic license management market. We have licensed our FLEXnet-related technologies in a range of markets to more than 3,900 software and hardware manufacturers, including:

• Adobe	• IBM
• Autodesk	• Sybase
• Cadence Design Systems	• Synopsys
• Cisco Systems	• UGS PLM Solutions
• Citrix	• Wind River Systems

In addition, we believe that our InstallShield (for Windows) and InstallAnywhere (for multi-platform environments) are industry-leading installation authoring solutions, having been sold to over 71,000 customers. Ninety-eight of the top 100 software publishers use InstallShield.

Enterprise End-Users

In addition we license our FLEXnet Manager to corporate/enterprise end-users, enabling these end-users to deploy, manage, and track the software they have purchased from our software vendor customers. Similarly, we have licensed our AdminStudio solutions to over 4,000 enterprise customers. Examples of such corporate end-user customers include:

• 3M	• IBM
• BP	• Liberty Mutual
• BMW	• Lockheed Martin
• Boeing	• Motorola
• Costco	• Nokia
• Eastman Kodak	• Philips
• Ford Motor Company	• Siemens
• Honeywell	• Sun Microsystems
• Hewlett Packard

The Macrovision Growth Strategy

Build Upon Key Customer Relationships. We currently maintain relationships with customers in various industry and market segments, including:

•	Video and PC games’ content providers such as the major Hollywood studios, independent movie producers and PC games publishers and distributors;

•	Information Publishers, such as major media corporations, technical organizations and commerce generating companies that have expanded their printed properties into the digital marketplace;

•	Large online retailers and portal websites;

•	Hardware and software vendors, as well as enterprise organizations that use their products;

•	Content distributors such as the leading cable and satellite television system operators; and

•	Consumer electronics manufacturers of DVD players, CD and DVD drives, PVRs, and digital set-top boxes.

We intend to build our business by capitalizing on these customer relationships and targeting them for delivery of our existing and future digital and distribution management technologies.

Introduce New Product Applications and Technologies. We intend to develop and acquire additional digital management solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities to improve technologies in our current fields of operations as well as in the areas of future optical formats, internet downloaded files, P2P file sharing antipiracy and commerce enablement, DRM licensing and interoperability, software as a service, electronic license management and digital distribution solutions.

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

Between 1999 and 2003, we made a number of acquisitions of companies and technologies. Through these acquisitions, we acquired solutions for application software content security, electronic license management, software asset management and the DRM business. In August 2003, we acquired intellectual property and other assets from NetPD, including patents and software that can be used to track and manage content in the peer-to-peer file sharing space; in July 2004 and in June 2005, we acquired the intellectual property and assets of InstallShield Software Corporation and Zero G Software, Inc., respectively, both of which provided us with the ability to expand our product portfolio in the software management category and reach a larger software developer customer base. In July 2005, we acquired Trymedia Systems, Inc., which allowed us to move into the digital distribution and ecommerce enablement for the PC games market. In February 2006, we acquired eMeta Corporation, which extended our reach from physical distribution into the fast-growing online digital distribution segment and extended the breadth of our portfolio to include a broad spectrum of access control, usage entitlement, e-commerce and subscription management solutions. In January 2007, we acquired Mediabolic, Inc., which extended our capabilities in the delivery and enhancement of digital content through networking solutions to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s entertainment networking software enables TVs, stereos, DVRs, PCs and other familiar consumer electronic devices to discover, store and play personal and internet-based content over the home network.

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

DVD and Digital PPV/VOD Content Security. Videocassettes and DVDs are encoded with our video content security signal as they are manufactured. The result is that videocassettes and DVDs that are encoded with our content security signal will play normally on an analog TV set, but will cause generally unwatchable copies to be made on most of VCRs, and will shut down the analog-to-digital recording circuit of DVD recording devices, which include DVD-R devices and personal computers. The DVD and digital PPV/VOD versions of our video content security solutions employ proprietary electronic pulses placed in analog video streams and a second patented content security process which affects the color playback circuit of a VCR causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, the second patented content security process is more effective against circumvention by most “black box” circumvention devices that were sold in the past. Content protection is implemented in DVD and digital PPV/VOD applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The content security circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or sent along with the PPV movie transmission to the subscriber’s set-top box or hard drive recorder. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the content security signal to the analog output of the DVD player or digital set-top box. As with videocassette content security, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette or DVD-R copy.

ACP-VOD Content Management. Our ACP-VOD technology can be used by content owners to control how long their PPV/VOD content may be stored on compliant digital PVR units and home media center PC hard drives.

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

Peer-to-Peer File Sharing Solutions. Our Hawkeye technology can be used to protect content by deterring the unauthorized file sharing of all types of digital content, including video, music and games over numerous P2P networks.

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

Macrovision’s ActiveMARK 2007 is a digital rights management solution that secures game content in a single binary for both physical and online distribution. ActiveMARK 2007’s easy-to-use packaging tools allow publishers to apply rights management and security criteria, build a consistent brand across all channels, and leverage with-game advertising in trials. The ActiveMARK platform provides a flexible, turnkey solution for the digital distribution of game content online. ActiveMARK offers the capabilities required to get a branded game channel or storefront up and running quickly and easily, including comprehensive catalog, DRM, customer service and support, eCommerce, vast distribution network, merchandising, royalty reporting, in-content advertising and hosting.

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

Software and hardware vendors integrate FLEXnet Publisher solutions into their products to monitor or control a customer’s compliance with a product’s license terms. Terms of the license are typically stored in an authenticated license file that resides either on the local computer’s hard disk drive or on a network-connected central server. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates or exceeds the license rights, or simply provide notification to the user or system administrator when product use has exceeded the customer’s license rights. This allows end user customers to buy software licenses using much more flexible license terms than traditional one-computer-one-license or site license approaches. These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product) and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date or after a specific number of uses). With FLEXnet Publisher, software vendors can enable users to “activate” previously unlicensed copies of the software over the Internet, or by typing in a series of digits provided. Electronic licensing can also record the use of licensed software into a transaction log, which is authenticated and encrypted so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing.

Software and hardware vendors apply our InstallShield technology to their finished products, in effect “wrapping” the application for installation. Software programs are then able to be installed and confirm to operating system standards. We cover non-Windows platforms with our InstallAnywhere product.

Our FLEXnet Connect technology is implemented as a program that resides on the end-user’s machine. It periodically checks the Internet for updates and downloads them as configured. End-users and/or their IT department system administration group can control how frequently (if at all) they want the service to check for updates, and what to do with those updates when available.

Software as a Service

Macrovision’s Rights products give the customer the ability to derive more value out of their digital assets, whether they are a content publisher, software vendor, entertainment provider, or any other digital goods or services supplier. Our Rights products are made up of two core products: RightAccess for access control and RightCommerce for commerce, both of which can help the customer generate revenue and improve customer relationships by effectively controlling and commercializing digital goods and services.

RightAccess is an access control application that provides advanced authentication, authorization, product segmentation and delegated administration features for all types of digital goods and services, including Web-based software applications. RightAccess also enables registration and single sign-on. Additionally, it offers flexible licensing opportunities, whether end-users are consumers or institutional customers.

RightCommerce is a billing application that allows companies to implement a myriad of pricing models—including pay-per-view or -use, bundles and subscriptions—enabling them to generate revenue from digital assets. The assets can include text, audio, video, streaming media, games and applications. In addition, RightCommerce users can target their customers with free trials, discounts and gift certificates, while increasing incremental or add-on purchases with promotions and targeted pricing.

Enterprise End-Users

Macrovision’s asset management software enables larger organizations to more effectively manage their licensed software, by providing interfaces to control licensed servers and set alerts to important licensing events. Moreover, this software can read and interpret the usage transaction logs described in the preceding section, enabling customers to better manage their FLEXnet enabled software assets and to allocate software-related costs to different departments or projects within the company through use of our FLEXnet Manager product. Our AdminStudio technology helps enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products, new applications for our current technologies and new technologies related to our various digital content value management offerings. Our core competencies are in electronic license management and license delivery software, installer software, anti-hacking software, digital and analog video and audio engineering, content security engineering and optical media formats. We have acquired other companies and technologies to supplement our research and development expenditures. In 2006, 2005 and 2004, our expenses for research and development were $52.8 million, $34.4 million and $28.7 million, respectively.

Our primary locations for product development are in our Santa Clara (California), Schaumburg (Illinois), San Francisco (California), New York (New York), Alicante (Spain) and Maidenhead (United Kingdom) offices.

Intellectual Property Rights

Patents Issued & Pending. As of February 1, 2007, we hold 123 U.S. patents and have 134 U.S. patent applications pending. Of the issued patents, 45 relate to our content security solutions, 26 relate to video scrambling, 19 relate to audio scrambling, nine relate to electronic license management and five relate to DRM technology (namely content usage control, tracking, and e-transactions). Of the pending patent applications, 49 relate to our content security solutions, six relate to video scrambling, six relate to audio scrambling, 31 relate to electronic license management, 15 relate to DRM technology 16 relate to home networks and two relate to peer-to-peer networks. The last of our issued U.S. patents expires in 2024. The last of our core group of analog content security patents expires in the year 2020. We also have 868 foreign patents issued and 381 foreign patent applications pending in 43 countries. Of the issued foreign patents, 565 relate to our content security solutions, 104 relate to video scrambling, 33 relate to audio scrambling, and 49 relate to electronic license management and DRM.

Circumvention Technology Patents. Included in the patents related to our content security solutions are 14 U.S. and 117 foreign patents covering a number of processes and devices that unauthorized parties could use to circumvent our video content security solutions. We also have nine U.S. and 21 foreign circumvention technology patents pending. We have historically used these patents to limit the proliferation of devices intended to circumvent our video content security solutions.

Competition

Entertainment Producers and Distributors

Video Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have the only analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders and hard drive recorders. Currently, our video content security technology is embedded in nearly 100% of all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers or embedded into the consumer electronic devices. By the time this would happen, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.”

Our technology is designed to inhibit or prevent unauthorized consumer copying; it is not designed to prevent professional piracy. We believe that our customers are very concerned with professional piracy of their video, audio and software products. We believe that our customers’ assessment of the relative threats of professional versus consumer piracy may present a certain level of competition to our video content security business, to the extent that some content owners may decide to devote more of their resources to fighting professional video piracy instead of using our content protection to deter unauthorized consumer copying.

With the increase in online content distribution over the Internet, and with the continuing advance of digital content and high definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals may be viewed by our customers as being less important than the other digital and network content protection solutions. As a result, other Internet-based digital content security or DRM technologies may present significant competition to our video content security business, such as DRM offerings by Intertrust, Microsoft, Apple, RealNetworks, Contentguard, Philips, IBM and Sony. In addition, Sony’s ARccOS product presents competition to our RipGuard DVD business. Competitors may also bundle their products with their own replication services, and by doing so, those competitors may be able to offer lower prices for the combined offering and therefore studios may switch to such replication facilities.

Peer-to-Peer File Sharing Content Management Technology. We believe there are two primary competitors in the P2P file sharing content management segment: ARTISTdirect’s MediaDefender and SafeNet’s MediaSentry. While these competitors were the first in this segment and are very competitive in terms of pricing, we believe that our Hawkeye technology has the advantage of being able to more efficiently scale the solution to accommodate growing numbers of simultaneous titles/tracks that are content protected and has been proven to be more effective at deterring more downloads than the competition.

PC Games Technology

We believe that there are a limited number of competitors in our SafeDisc Advanced consumer software content protection segment, including Sony SecuROM (developed and marketed by Sony’s DADC optical disk manufacturing subsidiary), StarForce Technologies, Settec and Smarte Solutions.

We also believe that there are a small number of competitors to ActiveMARK for the protection and digital distribution of games online, most notably Boonty, Oberon and Real Network’s RealArcade.

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

Software as a Service

In both the content access control and digital commerce portion of our Rights products business, homegrown solutions may have a competitive impact (build vs. buy). In addition, other vendors such as CA/Netegrity, RSA Security (now part of EMC), Oracle, Novell and Citrix, may sell internal enterprise solutions to Information Publishers even though content access control is not core to their offering. As for additional competitors in the digital commerce space outside of homegrown who offer subscription management or content commerce platform, ThinkSubscription, Amdocs/Qpass. BitPass and others may appear in a competitive situation.

Enterprise End-Users

Macrovision provides software asset management solutions to help end users monitor, manage, and track FLEXenabled and other software applications. Because we encrypt the FLEXnet usage log files, we are the only ones authorized to read and interpret the FLEXnet usage log files for purposes of software asset management. We believe that there are currently no significant competitors in this particular software asset management area. In the larger market of software asset management in general, products such as CA Unicenter, BMC Remedy and IBM Tivoli offer related and sometimes overlapping functionality.

AdminStudio enables enterprise system administrators to prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management). It is used as a front-end preparation tool to assess whether there are any software application conflicts with other installed software prior to deploying to all the end user PCs. We believe our primary competitor is Altiris (for our AdminStudio and Windows installer business). Altiris acquired Wise’s PackageStudio product.

Operations and Technical Support

We have technical support and certification operations to support our DVD manufacturer licensees, set-top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. We provide technical support and professional services to our independent software vendor customers and enterprise end user organizations during pre-sale, installation, implementation and maintenance phases of our contracts.

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

•

We provide professional services for implementation and customization for both our RightAccess and Right Commerce solutions, including installation of access control, billing and payments infrastructure software.

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

•

We regularly test the effectiveness and transparency of our video, audio and PC games content protection technologies on representative samples of consumer televisions, VCRs, DVD players, DVD drives, PVRs and recorder devices to determine whether modifications or enhancements may be necessary;

•	We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc modules;

•	We provide training and application support for the SafeDisc and RipGuard software toolkits; and

•	We test for SafeDisc and RipGuard compatibility and effectiveness with a variety of PC and CD/DVD drive software and hardware.

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

Several countries in Europe have adopted a similar EU-wide copyright directive, which includes a provision aimed at controlling hardware and software circumvention devices and technologies. Individual countries’ legislatures are currently discussing these new copyright initiatives. The implementation of the Copyright Directive throughout Europe is continuing, with more countries enacting legislation. To date, Austria, Denmark, Germany, Greece, Italy and UK have implemented the Copyright Directive. The Directive brings into effect prohibitions on the manufacture, import, distribution, sale and marketing of circumvention devices and services. We have already taken action under the newly enacted German and UK Copyright Acts and obtained injunctions against a number of retailers to stop sales of devices that circumvent our technology.

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

Strategic Investments

We have made strategic investments in companies with complementary technologies and markets where we felt we could broaden our market reach or technology portfolio. The adjusted cost of our strategic investments as of December 31, 2006 was $22.7 million and consisted of several investments, including an investment in Digimarc Corporation (“Digimarc”), a provider of patented digital watermarking technologies that allow digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. In December 1997, we made our initial investment and signed a joint development agreement with Digimarc. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2006, we owned approximately 9.5% of Digimarc, which translated to a valuation of $17.7 million. During 2005 and 2004, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $5.8 million and $5.3 million, respectively, as a result. There were no impairment charges relating to Digimarc in 2006.

In addition to the above investment, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes in 2006. We also have made and hold strategic investments in other companies that have been written down and have no recorded value as of December 31, 2006. During 2004, we recorded an other-than-temporary charge to earnings of $180,000 related to our investment in iVast, a privately held company.

Our strategic investments represented 2.8% and 2.4% of our total assets as of December 31, 2006 and 2005, respectively. In total, we wrote off $5.8 million and $5.5 million for the years ended December 31, 2005 and 2004, respectively, related to impairments that were other-than-temporary. There were no other-than-temporary impairment charges in 2006. In the future, we may continue to evaluate and make such minority investments for strategic purposes.

Employees

As of December 31, 2006, we had 784 full-time employees. Of these employees, 217 were based outside of the United States. We expect to hire additional employees in 2007, particularly in engineering, marketing, sales and support. Except for our employees located in our Alicante, Spain office, none of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

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

Other factors that could affect our operating results include:

•	The timing and number of releases of popular movies on videocassettes, DVDs or by digital PPV/VOD transmission;

•	The ability of the Motion Picture Association of America (MPAA) studios utilizing our content protection technology to produce a sufficient number of major releases annually;

•	The acceptance of our content protection technologies by major motion picture studios and software companies;

•	The amount by which theatrical content is being replaced by television content, and the extent to which entertainment producers decide to apply our protection technologies to television content;

•	Expenses related to, and the financial impact of, possible acquisitions of other businesses and the integration of such businesses;

•	The acceptance of our software solutions (electronic licensing, installation, update service, software asset management, packaging) by software vendors and end-user organizations;

•	The timing and ability of signing high-value hardware licensing settlement agreements during a specific period;

•

The potential that we may not be in a position to anticipate a decline in revenues in any quarter until (i) late in the quarter due to the closing of new sales agreements late in the quarter or (ii) after the quarter ends due to the delay inherent in reporting from certain licensees;

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

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore causing studios to face increased pressure to trim manufacturing expenses. This includes cutting back their content protection usage, as well as negotiated reductions in their usage fees. Recently, diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ per-unit revenue associated with DVDs in the last two years and we have seen our usage fees on a per unit basis decline over time. Even though we have contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

We experience seasonality in our operating results, which may affect the price of our common stock.

Because of the nature of the products that we offer, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenue in the fourth quarter of each calendar year followed by lower revenue and operating income in subsequent quarters of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies and games during the year-end holiday shopping season as well as the pronounced fourth quarter seasonality in the software business.

We depend on a small number of key customers for a high percentage of our entertainment-related revenues and the loss of a significant customer could result in a substantial decline in our revenues and profits.

Our customer base and our entertainment-related revenue are highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our entertainment related business. Historically, we have derived the majority of our entertainment-related revenue from a relatively small number of customers. No customer accounted for more than 10% of our net revenues in 2006, 2005 or 2004.

We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of all or a substantial part of their videocassettes and/or DVDs in the U.S. As these agreements expire, they may or may not be renewed, or, if renewed, may be at substantially reduced per unit prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract, or to enter into a new contract with us on terms that are favorable to us, would likely result in a substantial decline in our entertainment-related revenue and operating income, and our business would be harmed.

We depend on signing high-value license agreements with major software customers for our FLEXnet product and the inability to sign or complete these agreements could result in a decline or deferral of our revenue and profits in any particular reporting period.

Currently, a material portion of our FLEXnet revenues are generated from perpetual licenses, under which license fee revenue is generally recognized up front on a one-time basis, combined with an annual maintenance fee that is ratably recognized generally over a 12-month period. Failure to close a small number of high-value perpetual licenses during any period could result in a decline in our revenues and profits. We currently offer our customers the choice between a perpetual license and a time-based license, the latter of which results in ratable recognition of the license fee over the term of the license, which is generally 12 months.

We have limited control over existing and potential customers’ and licensees’ decisions to include our technology in their product offerings.

In general, we are dependent on our customers and licensees—including producers and distributors of content for films, videos, software and games—to incorporate our technology into their products. Although we have license agreements with many of these companies, many of these license agreements do not require any minimum purchase commitments, or are on a non-exclusive basis, or do not require incorporation of our technology in their products. Furthermore, while we may be successful in obtaining mandatory status for our technology in one or more industry standards, there is no guarantee that products associated with these standards will be successful in the market. Our licensees and other manufacturers might not utilize our technology in the future. If this were to occur, our business would be harmed.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

International and export sales together represented 45%, 43% and 42% of our consolidated net revenues in 2006, 2005 and 2004, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for digital PPV networks, DVDs, and consumer software. Worldwide adoption of our FLEXnet software solutions will also be an important driver of future growth.

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

Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies or products for use in foreign prerecorded video, PPV and other applications requiring our content protection solutions or if regulations governing our international businesses change. For example, our products are eligible for export under the U.S. Export Administration Act and U.S. export regulations. We have implemented a program to comply with these laws and regulations, but cannot guarantee that any particular product can be exported to any particular location at any particular time. Any changes to the statute or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling our products and licensing our technologies internationally.

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

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and software solutions and technologies that can be supplemented by enabling features that will incent consumers and users to pay for legal, authorized video, audio and software products, rather than trying to get them for free in an illegal or unauthorized fashion. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. The last of our core group of analog copy protection patents expire in the year 2020. In many cases, we have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. For example, we are engaged in litigation with Altiris. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. For example, we have received notices from certain customers requesting indemnification in patent-related lawsuits. We have evaluated the requests and do not believe we are obligated to provide such indemnification to such customers. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations.

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

We are involved in the business of protection and enablement of audio, video and software content on the Internet and P2P networks. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and P2P networks and through new devices, especially as it relates to the motion picture and software industries. P2P network providers and consumer activist groups have been very active in litigation against attempts to restrict the free use and distribution of content over the Internet and P2P networks. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

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

In the PC games copy protection market, a number of individuals have developed and posted SafeDisc Advanced hacks on the Internet, or CD cloning software. If we are not able to develop technologies that deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. We expect to encounter similar challenges with our RipGuard DVD anti-ripper product and our Hawkeye P2P file sharing antipiracy service.

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

Legislative initiatives seeking to weaken copyright law or new governmental regulation or new interpretation of existing laws that cause resulting legal uncertainties could harm our business.

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

Many laws and regulations are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including copyright and other intellectual property rights, digital rights management, property ownership and taxation. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulations. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. Changes to or the interpretation of these laws could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is not possible to predict whether or when such legislation may be adopted, and the adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, could materially and adversely affect our business.

Our relationships with entertainment industry participants are particularly important to our businesses, and if we fail to maintain such relationships our business could be materially harmed.

If we fail to maintain and expand our relationships with a broad range of participants throughout the entertainment industry, including motion picture studios, broadcasters, video game designers and manufacturers of consumer electronics products, our business and prospects could be materially harmed. Relationships have historically played an important role in the entertainment industries that we serve. If we fail to maintain and strengthen these relationships, these entertainment industry participants may not purchase and use our technologies, which could materially harm our business and prospects. In addition to directly providing a substantial portion of our revenue, these relationships are also critical to our ability to have our technologies adopted as industry standards. Moreover, if we fail to maintain our relationships, or if we are not able to develop relationships in new markets in which we intend to compete in the future, including markets for new technologies and expanding geographic markets, our business, operating results and prospects could be materially and adversely affected. In addition, if major industry participants form strategic relationships that exclude us, our business and prospects could be materially adversely affected.

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

Our future success will depend upon our ability to establish and maintain licensing relationships with companies in related business fields, including:

•	DVD and CD authoring facilities, mastering houses and replicators;

•	DVD and CD authoring tools software companies and replicator test equipment suppliers;

•	DVD and CD hardware manufacturers;

•	videocassette duplicators;

•	semiconductor and equipment manufacturers;

•	operators of digital PPV and VOD networks;

•	consumer electronics, digital PPV/VOD set-top hardware manufacturers, and PC manufacturers;

•	DRM suppliers; and

•	Internet portals and other digital distribution companies.

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

Our various digital content value management solutions are available in many of the world’s largest mastering and replication facilities, and are designed to be fully compatible with standard CD manufacturing processes. Nevertheless, we rely on such third parties to properly apply these technologies to optical media-based content on behalf of our customers and to properly perform quality assurance testing with respect to such content. Any improper application of the technology or improper quality assurance testing by such third party mastering and replication facilities may result in content that does not contain our copy protection technology or may result in other defects in the rights holders content, and may therefore, result in a loss of revenue or a claim against us by the content owner.

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

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions always hold special challenges in terms of successful integration of technologies, products and employees. Most recently, we completed the acquisition of eMeta Corporation in February 2006 and Mediabolic, Inc. in January 2007. We may not realize the anticipated benefits of these or any other companies we have acquired in the past and companies we acquire in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions and other strategic investments involve numerous risks, including:

•	problems integrating the purchased operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

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

We currently hold minority equity interests in a number of companies, including Digimarc, a public corporation. Other than Digimarc, our strategic investments are in privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best. Other than a $5.0 million investment in a privately-held digital watermarking company that we made in 2006, we have written off all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them. Through December 31, 2006, we had invested an aggregate of $58.3 million in strategic investments, including the $5.0 million investment made in 2006. Since January 1, 2001, we have written off $40.2 million of strategic investments resulting from impairment that was other-than-temporary, and we may have to write off additional amounts in the future.

Our products could be susceptible to errors, defects, or unintended performance problems that could result in lost revenues, liability or delayed or limited market acceptance.

We offer and develop a series of complex content management and software solutions, which we license to customers. The performance of these products typically involves working with sophisticated software, computing and communications systems. Due to the complexity of these products offered and developed, and despite our quality assurance testing, the products may contain undetected defects or errors that may affect the proper use or application of such products by the customer. Because our products are embedded in digital content and other software, our solutions’ performance could unintentionally jeopardize our customers’ product performance. Any such defects, errors, or unintended performance problems in existing or new products, and any inability to meet customer expectations in a timely manner, could result in loss of revenue or market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs and increased service, any of which could materially harm our business.

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

Some of our products are designed to support using the Internet to deliver, install, deploy, activate, update or pay for software or digital media. The revenues we generate from these products depend on increased acceptance and use of the Internet as a medium of commerce, communications and delivery of software and digital media. Acceptance and use of the Internet may not continue to develop at historical rates, and a sufficiently broad base of business customers may not adopt or continue to use the Internet to conduct their operations. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there are few proven services and products. Our business could be seriously harmed if:

•	The necessary communication and computer network technology underlying the Internet and other online service does not effectively support any expansion that may occur; or

•	New standards and protocols are not developed or adopted in a timely manner.

If use of the Internet for delivery of video programming increases, our business may suffer.

Our video packaged software copy protection products are designed to be applied to packaged media, and we receive royalties based on the number of units produced. If electronic delivery of such products using the Internet were to increase, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues. In this event, our business could be seriously harmed.

We have a relatively limited operating history with our digital distribution business, which makes it difficult to evaluate its impact on our business.

We completed the acquisitions of Trymedia, a digital distribution network for downloadable PC games, in July 2005 and eMeta, a provider of software solutions that enable companies to manage and sell digital goods and services online, in February 2006. We have a relatively limited history operating these businesses and as a result, we have limited financial results from these businesses on which to assess our future prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving businesses. We may not realize the anticipated benefits of these companies that we acquired as fast as we expect, or at all, and we may not be able to successfully incorporate any acquired services, products or technologies with our existing operations, in which case our business could be harmed.

We conducted a review of our historical stock option practices and provided the SEC and US Attorney’s Office with certain information relating to our stock options. While these reviews have been completed, negative publicity surrounding these reviews or further regulatory review may require a significant amount of accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

The SEC and the US Attorney’s Office each contacted the Company in 2006 requesting information relating to our stock option practices from 1997 and 1995, respectively, to the present. We have cooperated with both of these requests for information. We completed our internal review, which uncovered no evidence of fraud or intentional wrongdoing in our historical stock option granting practices. We reported this conclusion to the SEC and US Attorney’s Office. By letter dated October 24, 2006, the SEC informed us that its investigation had been terminated without enforcement action being recommended to the Commission. By letter dated January 11, 2007, the U.S. Attorney’s Office informed us that it withdrew its subpoena. The Internal Revenue Service has requested information relating to our stock option granting practices in connection with its current examination of our 2003 and 2004 federal tax returns. While we believe that this review of stock option practices has no material impact on the financial statements included in this report or on any previously issued financial statements, negative publicity surrounding these reviews could impact our relationships with customers or our stock price. In addition, considerable legal and accounting expenses related to the matter have been incurred to date and could be incurred in the future in responding to related inquiries.

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

Business interruptions could adversely affect our future operating results.

Several of our major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, and other events beyond our control. The majority of our research and development activities, our corporate headquarters, our principal information technology systems, and other critical business operations are located near major seismic faults. Our operating results and financial condition could be materially harmed in the event of a major earthquake or other natural or man-made disaster that disrupts our business.

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

•	our computer systems could fail and lead to service interruptions or down-time for our ecommerce web sites; or

•	we may need to grow, reconfigure or relocate our data centers in response to changing business needs, which may be costly and lead to unplanned disruptions of service.

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

Our ecommerce web sites and our Internet-based product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers. We do not have complete redundancy for all of our systems and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could cause us to lose customers and could harm our operating results. Notwithstanding our efforts to protect against “down time” for our ecommerce web sites and Internet-based products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide our Internet-based products and services, we must protect the security of our systems, networks, databases and software.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could affect our operating results.

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant our legal and financial compliance costs and to make some activities more time-consuming and costly. We do believe, however, that we will be able to fund these costs out of our available working capital. We also expect these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants addressing these assessments. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past, and may in the future, identify significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. For example, we made an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006. Based on this assessment, we identified a deficiency in our process for calculating our stock-based compensation expense pursuant to SFAS 123R for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006. Specifically, the deficiency related to our process for reviewing stock-based compensation expense calculations, which resulted in incorrect calculations of (i) expected forfeitures; (ii) the incremental value associated with the commencement of new offering periods associated with our employee stock purchase plan and (iii) the expected term assumptions used in calculating compensation associated with our employee stock purchase plan. Management concluded that this deficiency constituted a material weakness in internal control over financial reporting as of September 30, 2006.

We have remediated this material weakness by implementing new review procedures and controls and by updating our stock administration software. However, changes we make to our controls and processes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

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

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services and the possession and use of personal customer information by our business.

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

In addition, some of our customers use credit cards or automated payment systems to pay for our products and services and we may collect, use and retain personal customer information as part of that business. While we and our vendors use commercially available security procedures to safeguard customer information when taking orders, a third party may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information could result in a breach of customer privacy. A major breach of customer privacy or security by us or the third parties that hold and manage personal information could have serious negative consequences for our business, including the cost of a mandatory notification of data breach to customers, possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation, regulation and oversight by federal or state agencies, and loss of our ability to accept and process customer credit card orders. We also have suffered losses, and may continue to suffer losses, as a result of Internet orders placed with fraudulent credit card or other payment data. The failure to detect or control payment fraud could have an adverse effect on our results of operations.

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

While our copy protection capability is embedded in more than 197 million digital set-top boxes manufactured by the leading digital set-top box manufacturers, only approximately 5 cable or satellite system operators in North America have activated copy protection for digital PPV or VOD programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or VOD will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the MPAA studios do not require copy protection activation for PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Canada, Germany, Japan, Hong Kong or the United Kingdom, then our business may be harmed.

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

In the video market segment, there are a variety of supplemental copy protection and encryption systems that provide partial copy protection for digital links (the DTLA 5C encryption technology); the 4C pre-recorded media and recordable media copy protection systems; CSS, a content scrambling system for the DVD format; Intel’s High Definition Copy Protection (“HDCP”) encryption for both the Digital Display Working Group’s Digital Video Interfaces (“DVI”) and HDMI Licensing, LLC’s High Definition Multimedia Interface (“HDMI”). These systems are not directly competitive, as some apply to future products, but they are sometimes confused with our analog copy protection and may create uncertainty in the minds of customers, thereby reducing or delaying our licensing opportunities. Additionally, they may compete from the standpoint of content owners believing they have a limited budget for copy protection, and they may choose to spend their copy protection dollars on only a few technologies.

Our primary competition in the electronic license management market segment currently comes from our own prospective customers—those independent software vendors who believe they can develop their own electronic license management solutions instead of purchasing them. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. Operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own electronic license management solutions. In addition to having more traditional competitors in various subcomponents of our offerings, such as SafeNet that has a license management offering and Altiris that has an installer offering, we may face new or increased competition from smaller and emerging companies such as XtreamLok, Softwrap and Reprise Software.

Our other software solutions, namely our InstallShield Installer, Update Service, InstallAnywhere and Admin Studio experience competition from other products. In the installer business, Altiris’ Package Studio is the primary competition for our Admin Studio solution and Microsoft may be a competitor in the future. Update Service appears to have no competition other than from our customers.

There are a limited number of competitors in our SafeDisc Advanced consumer software copy protection market segment, including SecureRom, Sony’s DADC optical disk manufacturing subsidiary, and StarForce Technologies. However, it is possible that our own customers may develop software copy protection technologies, or that personal computer operating system and microprocessor companies may develop or license copy protection modules or systems that are internal to the PC or other consumer electronic devices.

In the consumer software product activation market segment, as in the enterprise software electronic license management market segment there is substantial competition from customer implemented internally developed solutions, as well as from small companies such as Australian company XtreamLok, and software e-commerce vendors like Digital River.

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

In the connected device middleware market segment, there is competition from customer-implemented internally-developed solutions, as well as from companies such as DigiOn, BridgeCo, Syabas, Moxi and Oregan Networks.

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

We have built a substantial business around the packaging, compliance, installation, deployment and monitoring of software licenses. We also enable our customers to protect, enhance and distribute their digital goods across channels to maximize revenue with focus on the video, gaming, information publishing and other entertainment industries.

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

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

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

We have significant debt obligations.

We incurred $240 million of principal indebtedness from the sale of debentures in an August 2006 private placement. As a result of the sale of the debentures, we have substantially increased our principal and interest obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

We are required to recognize expense for stock-based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards, and the recognition of this expense could decrease our GAAP earnings and cause our stock price to decline.

Effective the first quarter of fiscal year 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, which requires us to measure compensation expense for employee stock options using the fair value method. SFAS 123(R) applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date. As a result, starting with fiscal 2006 of SFAS 123R, ,our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases we recorded higher levels of stock based compensation due to differences between the valuation methods of SFAS 123R and APB 25. This charge is in addition to stock-based compensation expense we have recognized in prior periods related to acquisitions and investments. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

Our corporate headquarters consist of approximately 160,000 square feet located in Santa Clara, California. The leases for these premises expire on January 31, 2017. We also lease approximately 46,000 square feet in Schaumburg, Illinois pursuant to a lease that expires on January 31, 2009. As of December 31, 2006, we lease approximately 19,500 square feet in San Francisco, California pursuant to a lease that expires on July 31, 2013 and approximately 15,000 square feet in New York, New York pursuant to a lease that expires on May 31, 2016. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Maidenhead and Cheshire in the United Kingdom and in Tokyo, Japan; Seoul, Korea; Amsterdam, The Netherlands; Alicante, Spain; Hong Kong; Taipei, Taiwan; Tel Aviv, Israel; Paris, France and Frankfurt, Germany.

ITEM 3.	LEGAL PROCEEDINGS

We have not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

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

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. The parties are engaged in discovery.

We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications, not the international cases which have been granted or are proceeding to grant in Europe and Japan.

Macrovision Corporation. vs. Sima Products Corporation and Interburn Enterprises, Inc.

On June 14, 2005, we filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe our patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment whereby it agreed not to further distribute its products. On April 20, 2006, we were granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The emergency motion was denied by the Court of Appeals on or about August 26, 2006, resulting in the injunction being re-instated after it was stayed pending such motion. In February 2007, the parties resolved this dispute and Sima agreed to enter into a stipulated judgment whereby Sima has agreed not to further manufacture or sell the products at issue in the lawsuit and to pay us an undisclosed sum as settlement for its infringement of our patents.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend ourselves in the arbitration proceeding. The parties are engaged in discovery and no date has yet been set for the hearing.

Macrovision vs. Wise Solutions, Inc. and Altiris Inc.

On November 21, 2006, we filed a lawsuit in the United States District Court for the Northern District of California against Wise Solutions, Inc. and Altiris, Inc., alleging infringement of two of our patents. The patents involved are: U.S. Patent No. 5,671,412 entitled “License Management System for Software Applications” and U.S. Patent No. 5,390,297 entitled “System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses.” The lawsuit further alleges Wise and Altiris tortiously interfered with Macrovision’s economic relationships with its customers and seeks a declaratory judgment from the court that Macrovision does not infringe Wise’s U.S. Patent No. 7,028,019 (“the ‘019 patent”). On January 5, 2007, the defendants counterclaimed, alleging that Macrovision’s products infringe both the ‘019 patent and Altiris’ U.S. Patent No. 7,065,566. We deny these allegations and intend to vigorously defend ourselves in this litigation.

Stock Option Inquiries

In addition to the aforementioned intellectual property litigation matters, on June 13, 2006 and June 28, 2006, we announced that we had been contacted by the Securities and Exchange Commission (SEC) and had received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to our stock option practices. By letter dated October 24, 2006, the SEC informed us that its investigation into the matter had been terminated without enforcement action being recommended to the Commission. By letter dated January 11, 2007, the U.S. Attorney’s Office informed us that it withdrew its subpoena. The Internal Revenue Service has requested information relating to our stock option granting practices in connection with its current examination of our 2003 and 2004 federal tax returns. We believe that the findings of this review of stock option practices has no material impact on the financial statements included in this report or on any previously issued financial statements.

As of December 31, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has been listed on the Nasdaq National Market under the symbol “MVSN” since our initial public offering on March 13, 1997. The following table sets forth, for the periods indicated, the reported high and low closing prices for our common stock.

	High	Low
2005
First Quarter	$26.41	$21.49
Second Quarter	$24.13	$19.89
Third Quarter	$23.66	$17.65
Fourth Quarter	$19.66	$14.93
2006
First Quarter	$22.15	$15.75
Second Quarter	$25.65	$19.96
Third Quarter	$24.35	$19.23
Fourth Quarter	$29.13	$23.71

As of February 15, 2007, there were 79 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. We believe, based upon security positions listings, that there are approximately 5,077 beneficial owners of our common stock. As of February 15, 2007, there were 52,161,566 shares of common stock outstanding.

Stock Performance Graph

The graphs below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) over the five year period from December 31, 2001 through December 31, 2006. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Macrovision Corporation	Nasdaq Composite Index	S&P 500	Russell 2000 Index
December 31, 2001	$100	$100	$100	$100
December 31, 2002	$46	$68	$77	$78
December 31, 2003	$64	$103	$97	$114
December 31, 2004	$73	$112	$106	$133
December 31, 2005	$48	$113	$109	$138
December 31, 2006	$80	$124	$124	$161

Dividend Policy

We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations.

Stock Repurchase Authorization

In May 2002, our Board of Directors authorized a stock repurchase program, which allows us to purchase up to 5.0 million shares of common stock in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity.

In August 2006, our Board of Directors authorized the purchase of up to $100 million of our common stock from time-to-time (inclusive of the stock repurchase program mentioned above). In connection with our offering of 2.625% Convertible Senior Notes due 2011, our Board authorized the purchase of up to $50 million of our common stock under this new stock repurchase program. In the year ended December 31, 2006, we repurchased approximately 2.3 million shares of common stock for $50.0 million, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. There were no shares repurchased during the fourth quarter of 2006. As of December 31, 2006, treasury stock consisted of 5.3 million shares of common stock that the Company had repurchased, with a cost basis of approximately $88.4 million.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Total revenues	$247,590	$203,230	$182,099	$128,346	$102,262

Costs and expenses:
Cost of revenues (1)	55,421	34,531	22,687	11,765	10,680
Research and development	52,832	34,373	28,705	17,768	13,085
Selling and marketing	68,512	56,065	42,262	27,982	24,222
General and administrative	36,778	32,906	25,570	20,197	16,194
Amortization of goodwill and other intangibles from acquisitions	—	—	—	—	273
In-process research and development (2)	—	500	5,400	624	6,000
Restructuring expenses (3)	—	2,531	—	—	—

Total costs and expenses	213,543	160,906	124,624	78,336	70,454

Operating income	34,047	42,324	57,475	50,010	31,808
Impairment losses on strategic investments	—	(5,822)	(5,478)	(4,820)	(17,210)
Gains on strategic investments	—	174	1,220	452	—
Interest and other income, net	9,258	4,927	4,173	3,852	7,318

Income before income taxes	43,305	41,603	57,390	49,494	21,916
Income taxes	10,262	19,488	20,660	22,553	9,827

Net income	$33,043	$22,115	$36,730	$26,941	$12,089

Basic net earnings per share	$0.64	$0.44	$0.74	$0.55	$0.24

Shares used in computing basic net earnings per share	51,840	50,708	49,516	48,754	50,046

Diluted net earnings per share	$0.63	$0.43	$0.73	$0.54	$0.24

Shares used in computing diluted net earnings per share	52,731	51,373	50,619	49,518	50,602

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$456,390	$249,704	$241,670	$269,632	$210,376
Working capital	292,677	218,610	208,076	125,248	191,862
Total assets	819,615	497,925	452,473	385,566	324,666
Long-term liabilities (4)	243,559	959	979	874	448
Total stockholders’ equity	466,142	428,150	398,344	341,211	296,859

(1)	See Note 1 of Notes to Consolidated Financial Statements. Cost of revenues includes $13.0 million, $11.0 million, $6.4 million, $3.3 million and $2.3 million of amortization of intangibles from acquisitions during 2006, 2005, 2004, 2003 and 2002, respectively.
(2)	In connection with the acquisition of Midbar Tech (1998) Ltd. in November 2002, we allocated and expensed $6.0 million of the purchase price to in-process research and development projects. In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects. In connection with the acquisition of InstallShield in July 2004, we allocated and expensed $5.4 million of the purchase price to in-process research and development projects. In connection with the acquisition of Zero G in June 2005, we allocated and expensed $500,000 of the purchase price to in-process research and development projects.
(3)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.
(4)	In August 2006, we issued $240.0 million in convertible senior notes which has been included in long-term liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to protect, enhance, or distribute their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management products and technologies, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and several other related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate a game network for digital distribution of downloadable PC games, and market our Rights products, which enable the sale and security of digital goods and services, such as text, audio, video, streaming media, games and applications. Our customers consist of entertainment content producers such as motion picture studios, software and PC games publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues derive from licensing various digital content management products and services to video and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. Software Technologies’ revenues are derived from licensing various software products and services to independent software vendors and enterprise IT departments. The Software Technologies products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products, InstallShield Installer, Update Service, Admin Studio, InstallAnywhere and SolutionsArchitect products. We include the eMeta commerce, licensing and access control solutions in our Software Technologies segment.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Entertainment Technologies	$122,085	$102,676	$110,711
Software Technologies	125,505	100,554	71,388

	$247,590	$203,230	$182,099

The following table provides percentage of revenue information by segment for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Entertainment Technologies	49%	51%	61%
Software Technologies	51	49	39

	100%	100%	100%

Entertainment Technologies

Our Entertainment Technologies generate revenues from the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of “special interest” content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected videocassettes or DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies also generate revenues from licensing digital PPV and VOD content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We also receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. Support costs related to these one-time and annual licensing fee arrangements are not significant. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies generate revenues from customers implementing our CD-ROM copy protection technology on PC games and peer to peer anti-piracy services. In July 2005, we acquired Trymedia Systems, a provider of secure digital distribution services and the operator of the largest distribution network for downloadable games. This acquisition has expanded our games solution set by providing an online game distribution and promotion offering. We have integrated Trymedia into our Entertainment Technologies revenues.

Revenues from our Entertainment Technologies increased $19.4 million, or 19% from 2005 to 2006. Revenues from our video content protection technologies represented 43.5%, 45.4% and 55.2% of our net revenues during 2006, 2005 and 2004, respectively. In absolute dollars, revenue from our video content protection technologies increased $15.4 million from 2005 to 2006, due primarily to the growth of our hardware licensing products and a full year of revenue from Trymedia operations. During 2006, we recognized approximately $0.9 million of revenue from set top box royalties on an as earned basis as a result of being able to estimate such royalties prior to year end. Previously, we had recognized royalties for these customers on an as reported basis.

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

We believe that as we sign new contracts and generate more business for our Hawkeye, RipGuard DVD™ and ActiveMARK products, future revenues from our Entertainment Technologies will increase in absolute terms and continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software Technologies

Our Software Technologies generate revenues from licensing software solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies increased $25.0 million or 24.8% in 2006 as compared with 2005. The increase in our Software Technologies’ revenue is primarily due to increased sales of our existing license management solutions resulting from the impact of broad based product and marketing programs and the acquisition of eMeta since February 28, 2006. Software Technologies’ revenue includes Zero G since its acquisition on June 9, 2005 and eMeta since its acquisition on February 28, 2006. We believe that revenues from our Software Technologies will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

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

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related expense. Fees paid to licensed duplicators and replicators that produce videocassettes, DVDs, and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also includes amortization of intangibles from acquisitions. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting and tax fees and an allocation of overhead and facilities costs.

Critical Accounting Policies and Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, equity-based compensation, valuation of strategic investments, goodwill and intangible assets, impairment of long lived assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Software

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

Entertainment

Revenues from licensing video technology and trademarks are primarily generated from licensing agreements that generally pay a per-unit royalty fee for DVDs and digital set-top boxes. Licensees generally report replication activity within 30 to 60 days after the end of the month or quarter in which such activity takes place. Consequently, we recognize revenue from these licensing agreements on an as earned basis, provided amounts are fixed or determinable and collection is reasonably assured. The Company relies heavily on past experience and working relationships with these customers to reasonably and successfully estimate current period volume in order to calculate the period end revenue accrual. Any unusual or unanticipated replication volumes in a particular period can add significant fluctuations on the revenue reported.

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

Valuation of Strategic Investments

As of December 31, 2006 and December 31, 2005, the adjusted cost of our strategic investments totaled $22.7 million and $11.9 million, respectively. Our strategic investments include public and non-public companies. In 2006, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes. As of December 31, 2006, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and an investment in the privately-held digital watermarking company. We hold investments in other privately held companies that have no carrying value as of December 31, 2006. The investments in Digimarc and the privately-held company have been classified on the balance sheet as “Long-term marketable investment securities” and “Prepaid and other current assets,” respectively.

We review our investments in public companies and estimate the amount of any impairment incurred during the current period based on specific analysis of each investment, considering the activities of and events occurring at each of the underlying portfolio companies during the period. For investments in public companies, at each quarter end, we compare our basis in the investment to the average daily trading prices of the security over the prior six months as a guideline to determine if an other-than-temporary impairment has occurred. If the six-month average is less than the current cost basis, it triggers a review of the investment to determine if an other-than temporary impairment has occurred. If we conclude that an other-than temporary impairment has occurred, we record an impairment charge to the statement of income for the difference between the market price at period end and the current cost basis. Based on such methods, we recorded other-than temporary impairment losses on our investment in Digimarc of $5.8 million and $5.3 million during the years ended December 31, 2005 and 2004, respectively. There were no other-than temporary impairment losses recorded during the year ended December 31, 2006.

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

In 2005 and 2004, we received $174,000 and $1.2 million, respectively, in cash for our interests in strategic investments that had been fully impaired. Accordingly, we recorded gains on strategic investments of $174,000 and $1.2 million in 2005 and 2004, respectively. There were no gains recorded on strategic investments in the year ended December 31, 2006.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In 2006, 2005 and 2004, there were no triggering events that required us to test for impairment prior to our annual impairment analysis.

In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and the market multiple approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. During the fourth quarter of 2006, we performed our most recent annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined that no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill. We will perform our next annual impairment analysis during the fourth quarter of 2007.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. In 2006, 2005 and 2004, no impairment charges were recorded for long-lived assets.

Income Taxes

We account for income taxes using the asset and liability method of SFAS 109, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Tax contingencies are accounted for under SFAS 5, “Accounting for Contingencies.” Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

	Year ended December 31,
	2006	2005	2004
Revenues:
Licenses	77.2%	81.9%	88.1%
Services	22.8	18.1	11.9

Total revenues	100.0	100.0	100.0

Cost of revenues:
Licenses	4.2	2.9	4.5
Services	12.9	8.7	4.4
Amortization of intangibles from acquisitions	5.3	5.4	3.5

Total cost of revenues	22.4	17.0	12.4
Gross profit	77.6	83.0	87.6
Operating expenses:
Research and development	21.3	16.9	15.8
Selling and marketing	27.7	27.6	23.2
General and administrative	14.9	16.2	14.0
Restructuring charge	—	1.2	—
In-process research and development	—	0.3	3.0

Total operating expenses	63.9	62.2	56.0

Operating income	13.7	20.8	31.6
Interest and other income, net	3.7	2.4	2.3
Impairment losses on strategic investments	—	(2.8)	(3.0)
Gains on strategic investments	—	0.1	0.6

Income before income taxes	17.4	20.5	31.5
Income taxes	4.1	9.6	11.3

Net income	13.3%	10.9%	20.2%

Comparison of Years Ended December 31, 2006 and 2005

License Revenues. Our license revenues for 2006 increased by $24.9 million or 15% compared to 2005 primarily due to (i) $16.4 million increase from the growth in hardware licensing due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses (ii) $6.4 million increase from the growth of our existing software products due to increased market penetration and (iii) $4.5 million increase in software licensing revenue related to the acquisition of eMeta. During 2006, we recognized approximately $0.9 million of revenue from set top box royalties on an as earned basis as a result of being able to estimate such royalties prior to year end. Previously, we had recognized royalties for these customers on an as reported basis.

Service Revenues. Our service revenues for 2006 increased by $19.5 million or 53% compared to 2005, primarily due to (i) $8.8 million increase from the growth of our core software products and a growing customer base, (ii) $5.2 million increase in service revenue from the acquisition of eMeta, and (iii) $4.4 million increase in service revenue from the acquisition of Trymedia since August 2005.

Cost of Revenues—License Fees. Cost of revenues from license fees as a percentage of license revenues increased to 5.5% for 2006 from 3.6% for 2005. Cost of revenues from license fees increased $4.5 million to $10.4 million in 2006 from $5.9 million in 2005. The increase is primarily due to higher product costs associated with the increase in hardware revenue from our software segment.

Cost of Revenues—Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 56.8% for 2006 from 47.7% for 2005. Cost of revenues from service fees increased $14.4 million to $32.0 million in 2006 from $17.6 million in 2005. The increases were primarily due to (i) $4.6 million increase in support costs related to the growth of our software business, (ii) $4.9 million increase in support and service costs related to operations acquired through eMeta, (iii) $2.7 million increase in service costs to support the growth of our professional services organization related to the growth of our software business and (iv) $1.9 million increase from equity-based compensation. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues—Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $13.0 million in 2006 from $11.0 million in 2005. The increase was primarily due to the amortization of intangibles from the acquisitions of eMeta since February 2006, Trymedia since July 2005 and Zero G since June 2005.

In February 2006, we acquired eMeta, a privately-held company based in New York for $36.0 million of purchase consideration. As part of this acquisition, we acquired $5.5 million of intangibles subject to amortization. eMeta extends our reach from physical distribution into the online digital distribution segment and extended the breadth of our portfolio to include a broad spectrum of access control, usage entitlement, e-commerce and subscription management solutions.

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

In June 2005, we acquired Zero G, a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which was paid in cash. As part of this acquisition, we acquired $3.5 million of intangibles subject to amortization. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased our market for software solutions, added innovative technology and enhanced multi-platform products.

Research and Development. Research and development expenses increased by $18.5 million, or 53.7%, to $52.8 million in 2006 from $34.4 million in 2005, primarily due to (i) $6.2 million increase in additional research and development activities related to the acquisitions of Trymedia and eMeta and (ii) $6.0 million increase from equity-based compensation. Research and development expenses increased as a percentage of net revenues to 21% in 2006 from 17% in 2005. We expect research and development expenses to increase in absolute terms and decrease as a percentage of total revenues over the prior year period as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $12.4 million, or 22%, to $68.5 million in 2006 from $56.1 million in 2005, primarily due to (i) $7.6 million increase in equity-based compensation and (ii) $2.4 increase in costs related to products acquired through the acquisitions of eMeta and Trymedia. Selling and marketing expenses, as a percentage of net revenues, remained consistent at 28% in 2006 and 2005. We expect selling and marketing expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $3.9 million, or 12%, to $36.8 million in 2006 from $32.9 million in 2005, primarily due to $6.7 million increase in equity-based compensation, partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of net revenues to 15% in 2006 from 16% in 2005. We expect our general and administrative expenses to increase in absolute terms and vary as a percentage of total revenues as we continue to support the growth of the company.

Restructuring Charge. In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 3, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. We recorded a charge of $2.5 million for the year ended December 31, 2005 in connection with this workforce reduction.

Impairment losses on strategic investments. During 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. There were no impairment charges on strategic investments in 2006.

Interest and Other Income, Net. Interest and other income increased $4.3 million, or 88%, to $9.3 million in 2006 from $4.9 million in 2005. In August 2006, we issued $240 million in principal amount of 2.625% convertible senior notes due 2011 resulting in interest expense of $2.9 million for the year ended December 31, 2006. The increase in interest expense was offset by an increase in interest income, which increased $6.4 million due to higher invested balances and higher interest rates earned in our investment portfolio.

Income Taxes. We recorded income tax expense of $10.3 million and $19.5 million for 2006 and 2005, respectively. Income tax expense represents combined federal, foreign and state taxes at effective rates of 23.7% and 46.8% for 2006 and 2005, respectively. The change in effective tax rate in 2006 compared to 2005 was primarily due to the difference in tax charges for profits generated by our foreign operations, exempt interest income, equity-based compensation expense and tax charges for the distribution of foreign earnings under the American Jobs Creation Act of 2004.

Comparison of Years Ended December 31, 2005 and 2004

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Year ended December 31,
	2005	2004	$ Change	% Change
Entertainment Technologies	$102,676	$110,711	$(8,035)	(7.3)%
Software Technologies	100,554	71,388	29,166	40.9%

Total Net Revenue	$203,230	$182,099	$21,131	11.6%

License Revenues. Our license revenues for 2005 increased by $5.9 million or 3.7% compared to 2004 primarily due to higher revenue from our software products, partially offset by the decrease in video content protection revenues.

License revenue from our software products increased primarily due to the inclusion of InstallShield for the full year in 2005. InstallShield was acquired on July 1, 2004. To a lesser extent, the increase in our Software Technologies revenue was also due to increased sales of all of our license management solutions resulting from the impact of broad based market demand and product and marketing programs.

DVD content protection revenues were lower due to the impact of lower pricing in our contracts with MPAA studios. The decrease in video content protection revenues were partially offset by higher PPV and VOD revenues primarily from royalties and license fees from digital set top boxes due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses. During 2004, we recognized $3.1 million in PPV revenue that was previously deferred until North American system operators activated the VOD system.

Service Revenues. Our service revenues for 2005 were higher by $15.2 million or 70.2%, primarily due to the increase in service contracts to support the growth in our software customer base. Service revenues also include revenue from the acquisition of Trymedia since July 2005.

Cost of Revenues—License Fees. Cost of revenues from license fees as a percentage of license revenues decreased to 3.6% for 2005 from 5.1% for 2004. Cost of revenues from license fees decreased $2.3 million to $5.9 million in 2005 from $8.2 million in 2004. The decrease was primarily due to lower replicator fees as a result of the decline in DVD content protection revenues.

Cost of Revenues—Service Fees. Cost of revenues from service fees as a percentage of service revenues increased to 47.7% for 2005 from 37.5% for 2004. Cost of revenues from service fees increased $9.5 million to $17.6 million in 2005 from $8.1 million in 2004. The increases were primarily due to the expansion of our customer support and professional services groups to support the growth of our software customer base. The increases were also due to costs incurred to maintain our peer to peer anti piracy service and digital distribution service.

Cost of Revenues—Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased to $11.0 million in 2005 from $6.4 million in 2004. The increase was primarily due to amortization of intangibles from the acquisitions of Zero G and Trymedia in 2005 and InstallShield on July 1, 2004.

Research and Development. Research and development expenses increased by $5.7 million, or 20%, to $34.4 million in 2005 from $28.7 million in 2004. The increase was primarily due to additional research and development activities from the full year impact of our acquisitions of InstallShield in July 2004 and Zero G and Trymedia in mid 2005. Research and development expenses increased as a percentage of net revenues to 16.9% in 2005 from 15.8% in 2004.

Selling and Marketing. Selling and marketing expenses increased by $13.8 million, or 33%, to $56.1 million in 2005 from $42.3 million in 2004. The increases were primarily due to higher costs associated with the full year impact of additional personnel and infrastructure from our acquisitions of InstallShield in July 2004 and Zero G and Trymedia in mid 2005. Selling and marketing expenses increased as a percentage of net revenues to 27.6% in 2005 from 23.2% in 2004.

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

Interest and Other Income, Net. Interest and other income increased $754,000, or 18%, to $4.9 million in 2005 from $4.2 million in 2004. This increase was primarily due to higher interest rates earned in our investment portfolio.

Income Taxes. We recorded income tax expense of $19.5 million and $20.7 million for 2005 and 2004, respectively. Income tax expense represented combined federal, foreign and state taxes at effective rates of 46.8% and 36.0% for 2005 and 2004, respectively. The change in effective tax rate in 2005 compared to 2004 was primarily due to increases in valuation allowance and tax charges for profits generated by our foreign operations, as well as tax charges for the distribution of foreign earnings under the American Jobs Creation Act of 2004.

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

	Quarter Ended (in thousands) (Unaudited)
	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	$45,043	$43,326	$44,357	$58,479	$44,117	$36,104	$36,240	$49,884
Services	11,975	15,023	13,790	15,597	7,140	8,310	10,350	11,085

Total revenues	57,018	58,349	58,147	74,076	51,257	44,414	46,590	60,969
Costs of revenues:
License fees	2,362	2,568	2,838	2,679	1,661	1,333	1,303	1,640
Service fees	6,222	8,265	7,996	9,516	3,717	3,666	4,843	5,382
Amortization of intangibles from acquisitions	3,243	3,490	3,150	3,092	2,416	2,466	2,967	3,137

Total cost of revenues	11,827	14,323	13,984	15,287	7,794	7,465	9,113	10,159

Gross profit	45,191	44,026	44,163	58,789	43,463	36,949	37,477	50,810
Operating expenses:
Research and development	12,715	13,615	13,268	13,234	8,697	7,925	8,583	9,168
Selling and marketing	16,892	16,426	16,851	18,343	12,922	13,027	13,749	16,367
General and administrative	8,818	8,475	9,562	9,923	8,426	7,461	8,804	8,215
Restructuring charge (1)	—	—	—	—	—	—	—	2,531
In-process research and development	—	—	—	—	—	—	500	—

Total operating expenses	38,425	38,516	39,681	41,500	30,045	28,413	31,636	36,281

Operating income	6,766	5,510	4,482	17,289	13,418	8,536	5,841	14,529
Interest and other income, net	2,049	2,106	2,245	2,858	937	974	1,317	1,699
Impairment losses on investments	—	—	—	—	(5,822)	—	—	—
Gains on strategic investments	—	—	—	—	96	—	78	—

Income before income taxes	8,815	7,616	6,727	20,147	8,629	9,510	7,236	16,228
Income taxes (2)	6,342	841	(470)	3,549	3,162	3,440	1,148	11,738

Net income	$2,473	$6,775	$7,197	$16,598	$5,467	$6,070	$6,088	$4,490

Basic net earnings per share	$0.05	$0.13	$0.14	$0.32	$0.11	$0.12	$0.12	$0.09

Diluted net earnings per share	$0.05	$0.13	$0.14	$0.31	$0.11	$0.12	$0.12	$0.09

(1)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.
(2)	During the fourth quarters of 2006 and 2005, our effective tax rate increased as a result of an increase in the foreign tax differential on profits generated by our foreign operations.

	Quarterly Results of Operations as a % of Revenue (Unaudited)
	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Licenses	79.0	74.3	76.3	78.9	86.1	81.3	77.8	81.8
Services	21.0	25.7	23.7	21.1	13.9	18.7	22.2	18.2

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs of revenues:
License fees	4.1	4.4	4.9	3.6	3.2	3.0	2.8	2.7
Service fees	10.9	14.2	13.8	12.8	7.3	8.3	10.4	8.8
Amortization of intangibles from acquisitions	5.7	6.0	5.4	4.2	4.7	5.6	6.4	5.1

Total cost of revenues	20.7	24.5	24.0	20.6	15.2	16.9	19.6	16.6
Gross profit	79.3	75.5	76.0	79.4	84.8	83.1	80.4	83.4
Operating expenses:
Research and development	22.3	23.3	22.8	17.9	17.0	17.8	18.4	15.0
Selling and marketing	29.6	28.2	29.0	24.8	25.2	29.3	29.5	26.8
General and administrative	15.5	14.5	16.4	13.4	16.4	16.8	18.9	13.5
Restructuring charge	—	—	—	—	—	—	—	4.2
In-process research and development	—	—	—	—	—	—	1.1	—

Total operating expenses	67.4	66.0	68.2	56.0	58.6	63.9	67.9	59.5
Operating income	11.9	9.4	7.7	23.3	26.2	19.2	12.5	23.9
Interest and other income, net	3.6	3.6	3.9	3.9	1.8	2.2	2.8	2.8
Impairment losses on investments, net	—	—	—	—	(11.4)	—	—	—
Gains on strategic investments	—	—	—	—	0.2	—	0.2	—

Income before income taxes	15.5	13.1	11.6	27.2	16.8	21.4	15.5	26.7
Income taxes	11.1	1.4	(0.8)	4.8	6.2	7.7	2.5	19.3

Net income	4.3%	11.6%	12.4%	22.4%	10.6%	13.7%	13.0%	7.4%

Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include the timing of release of popular titles on DVDs or by digital PPV transmission, the timing of release of popular computer games on CD-ROM, the timing of a small number of our electronic license management high-value perpetual licenses during any period, the degree of acceptance of our copy protection technologies by major motion picture studios and computer game publishers, the mix of products sold and technologies licensed, changes in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, the development of our direct and indirect distribution channels, foreign currency exchange rates and general economic conditions. We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities. Because a high percentage of our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our content protection products and our software products. Our operating activities provided net cash of $90.1 million, $55.2 million and $59.7 million in 2006, 2005 and 2004, respectively. Cash provided by operating activities increased $34.9 million from 2005 to 2006, primarily due to the increase in net income, adjusted for non-cash expenses such as depreciation, amortization and equity-based compensation. The availability of cash generated by our operations in the future could be affected by other business risks discussed in the “Risk Factor” section of this annual report.

Investing activities (used in) provided by net cash of $(273.2) million, $(23.0) million and $(10.7) million in 2006, 2005 and 2004, respectively. Cash from investing activities decreased $250.2 million from 2005 to 2006, primarily due to higher investment balances with $232.8 million in net proceeds from the issuance of convertible senior notes in August 2006, partially offset by $35.2 million for the acquisition of eMeta, and $40.2 million for advance payments for the acquisition of Mediabolic on January 1, 2007. We made capital expenditures of $14.2 million, $8.7 million and $4.8 million in 2006, 2005 and 2004, respectively. Capital expenditures were primarily for computer software and hardware.

In February 2006, we acquired eMeta Corporation (“eMeta”) for purchase consideration of $36.0 million, of which $35.2 million has been paid in cash. eMeta is a leading provider of software solutions that enable companies to control and sell digital goods and services online. eMeta is a privately held company based in New York. The acquisition of eMeta extends our reach from physical distribution into the online digital distribution segment.

In July 2005, we acquired Trymedia, a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. As of December 31, 2006, we have paid an aggregate of $31.4 million in cash. Trymedia provided secure digital distribution services and is the operator of the largest distribution network for downloadable games. This acquisition expanded our games solution set by providing an online game distribution and promotion offering.

In June 2005, we acquired Zero G, a privately-held company based in San Francisco, California, for $10.6 million of purchase consideration, all of which has been paid in cash. Zero G provided software deployment and delivery solutions for multi-platform operating system environments. The acquisition increased our market for software, added innovative technology and enhanced multi-platform products

Net cash provided by financing activities was $206.4 million, $12.1 million and $15.2 million in 2006, 2005 and 2004, respectively. Net cash provided by financing activities increased $194.3 million from 2005 to 2006 primarily due to the issuance and sale, in a private offering, of $240.0 million in aggregate principal amount of 2.625% convertible senior notes due 2011 at par. The net proceeds to us from the offering of the notes, net of issuance costs, were $232.8 million. Concurrently with the issuance of the notes, we entered into a convertible bond call option, at a cost of $46.1 million, where we have options to purchase up to 7.96 million shares of our common stock at a price of $28.2829 per share. In addition, we sold warrants to purchase up to 7.96 million shares of our common stock at a price of $32.9248 per share and received $30.3 million in cash proceeds.

In May 2002, our Board of Directors authorized a stock repurchase program, which allows us to purchase up to 5.0 million shares of common stock in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which have been recorded as treasury stock and resulted in a reduction of stockholders’ equity.

In August 2006, our Board of Directors authorized the purchase of up to $100 million of our common stock from time-to-time (inclusive of the stock repurchase program mentioned above). In connection with our offering of 2.625% Convertible Senior Notes due 2011, our Board authorized the purchase of up to $50 million of our common stock under this new stock repurchase program. In the year ended December 31, 2006, we repurchased approximately 2.3 million shares of common stock for $50.0 million, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2006, treasury stock consisted of 5.3 million shares of common stock that the Company had repurchased, with a cost basis of approximately $88.4 million.

At December 31, 2006, we had $159.7 million in cash and cash equivalents, $121.6 million in short-term investments, and $175.2 million in long-term marketable investment securities, which includes $17.7 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next 12 months will aggregate approximately $13.0 million in order to support the growth of our business and strengthen our operations infrastructure.

In January 2007, we acquired Mediabolic, Inc. (“Mediabolic”) for cash consideration of $43.5 million. Mediabolic extends our capabilities in the delivery and enhancement of digital content through networking solutions to a wide variety of connected consumer electronics devices for the digital home. As of December 31, 2006, $40.2 million of such cash consideration was delivered to the paying agent for payment to Mediabolic stockholders upon the closing of the transaction.

We have future minimum lease payments of approximately $69.1 million under operating and capital leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

Because a significant portion of our cash inflows were generated by operations, our ability to generate positive cash flow from operations may be jeopardized by fluctuations in our operating results. Such fluctuations can occur as a result of decreases in demand for our copy protection products, our software products, or due to other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this annual report.

Contractual Obligations

The following table summarizes Macrovision’s contractual obligations at December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations	$240,000	$—	$—	$240,000	$—
Interest expense associated with long-term debt obligations	31,500	6,300	12,600	12,600	—
Capital lease obligations	3,125	1,389	1,736	—	—
Operating lease obligations	66,015	7,622	13,845	12,575	31,973

	$340,640	$15,311	$28,181	$265,175	$31,973

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are evaluating the impact of this pronouncement on our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in 2008. We are evaluating the impact of this pronouncement on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $389.0 million as of December 31, 2006. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $1.7 million decrease (approximately 0.4%) in the fair value of our fixed income available-for-sale securities as of December 31, 2006. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected.

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $22.7 million and $11.9 million, represented 2.8% and 2.4% of our total assets as of December 31, 2006 and 2005, respectively. In 2006, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes. As of December 31, 2006, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and our investment in the privately-held digital watermarking company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of December 31, 2006. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2005 and 2004, we wrote off $5.8 million and $5.5 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. There were no other-than-temporary impairment charges in 2006. In 2005, the $5.8 million impairment was partially offset by gains of $174,000 related to gains on our interests in strategic investments that had been fully impaired. In 2004, the $5.5 million impairment loss was partially offset by a gain of $1.2 million related to the gain from the sale of InterActual Technologies.

Long-term Debt. The fair market value of the 2.625% convertible senior notes is subject to interest rate market price risk and equity risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of our stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.

The notes may be converted, under certain circumstances, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share), into an aggregate of 8.5 million shares. Prior to June 15, 2011, holders may convert their notes into cash and our common stock, at the applicable conversion rate, under any of the following circumstances: 1) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of our common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; 2) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or 3) upon the occurrence of specified corporate transactions, as defined in the indenture. On and after June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their notes into cash and shares of our common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances. In addition, in the event of a significant change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of their notes for 100.00% of the principal amount.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2006. In making this assessment, we used the framework in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Macrovision maintained effective internal control over financial reporting as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Macrovision Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Macrovision Corporation (Macrovision) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macrovision’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Macrovision’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Macrovision maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Macrovision maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macrovision Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our proxy statement, which will be filed with the SEC in connection with the solicitation of proxies for our 2007 Annual Meeting of Stockholders to be held on April 26, 2007 (the “2007 Annual Meeting of Stockholders”), and that information is incorporated by reference herein.

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

The information required by this item will be include in the proxy statement for the 2007 Annual Meeting of Stockholders and that information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information about our equity plan shown below, the information required by this item will be included in the proxy statement for the 2007 Annual Meeting of Stockholders and that information is incorporated by reference herein.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2006. Our 1996 Directors Stock Option Plan, as amended, 1996 Equity Incentive Plan, as amended, 1996 Employee Stock Purchase Plan, as amended and 2000 Equity Incentive Plan, as amended, were all approved by our stockholders. We do not have any non-stockholder approved equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	7,682,435	(1)	$21.78	7,749,749	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	7,682,435		$21.78	7,749,749

(1)

No additional options may be granted under the 1996 Equity Incentive Plan, as amended. Excludes purchase rights accruing under the 1996 Employee Stock Purchase Plan. Under these plans, each eligible employee may purchase shares of common stock with accumulated payroll deductions on the last business day in January and July of each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing market price per share on the semi-annual purchase date.

(2)	Includes 4,848,657 shares that remain available under the 2000 Equity Incentive Plan, 282,500 shares that remain available under the 1996 Directors Stock Option Plan and 2,618,592 shares that remain available under the 1996 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the proxy statement for the 2007 Annual Meeting of Stockholders and that information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the proxy statement for the 2007 Annual Meeting of Stockholders and that information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Exhibits

(a)	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B

2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01

2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000*	10-K	4/2/01	2.03

2.04	Asset Purchase Agreement by and among InstallShield Software Corporation, Macrovision, Macrovision Europe Ltd. and Macrovision International Holding LP dated June 16, 2004	8-K	7/1/04	2.01

3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02

3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of February 9, 2006	10-K	3/2/06	3.03

4.01	Indenture, dated August 23, 2006 among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.02	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011	8-K	8/23/06	4.2

4.03	Call Option Transaction Letter Agreement dated August 17, 2006 with JPMorgan Chase Bank, National Association	8-K	8/23/06	4.3

4.04	Warrant Letter Agreement dated August 17, 2006 with JPMorgan Chase Bank, National Association	8-K	8/23/06	4.4

4.05	Form of Common Stock Certificate	S-3	11/13/06	4.6

10.01	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC	8-K	8/23/06	10.1

10.02	Macrovision Corporation 1996 Equity Incentive Plan**	SB-2/A	2/11/97	10.02

10.03	Macrovision Corporation 1996 Employee Stock Purchase Plan**	DEF14A	4/13/05	Annex C

10.04	Macrovision Corporation 1996 Directors Stock Option Plan**	DEF14A	4/13/05	Annex B

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.05	Macrovision Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A

10.06	Macrovision Corporation Form of Senior Executive Company Incentive Plan**	8-K	2/13/07	10.2

10.07	Form of Restricted Stock Agreement	10-Q	11/8/06	10.02

10.08	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998 *	10-QSB	5/15/98	10.02

10.09	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998*	10-QSB/ A	6/23/98	10.01

10.10	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.11	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.12	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.13	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.14	Form of Indemnification Agreement entered into by Macrovision Corporation with each of its directors and executive officers	10-Q	11/4/05	10.01

10.15	Offer letter to Alfred J. Amoroso dated June 8, 2005**	8-K	7/5/05	10.1

10.16	Amendment to Offer letter to Alfred J. Amoroso dated August 1, 2006	8-K	8/3/06	10.01

10.17	Executive Severance and Arbitration Agreement dated June 8, 2005 between Macrovision Corporation and Alfred J. Amoroso**	8-K	7/5/05	10.2

10.18	Offer Letter to James Budge dated July 22, 2005**	8-K	9/6/05	10.1

10.19	Amendment to Offer letter to James Budge dated August 1, 2006	8-K	8/3/06	10.02

10.20	Executive Severance and Arbitration Agreement dated September 6, 2005 between Macrovision Corporation and James Budge**	8-K	9/6/05	10.1

10.21	Agreement with Steven Weinstein dated June 14, 2006**	8-K	6/19/06	10.01

10.22	Form of Executive Severance and Arbitration Agreement**				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.23	Charter of the Audit Committee of the Board of Directors	10-K	3/12/04	10.17

10.24	Summary of Director Compensation**				X

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February, 2007.

MACROVISION CORPORATION

By:	/s/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 28, 2007

Principal Financial and Accounting Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	February 28, 2007

Additional Directors:

/s/ JOHN O. RYAN John O. Ryan	Chairman of the Board of Directors	February 28, 2007

/s/ DONNA S. BIRKS Donna S. Birks	Director	February 28, 2007

/s/ STEVEN G. BLANK Steven G. Blank	Director	February 28, 2007

/s/ ANDREW LUDWICK Andrew Ludwick	Director	February 28, 2007

/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	February 28, 2007

/s/ WILLIAM N. STIRLEN William N. Stirlen	Director	February 28, 2007

MACROVISION CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Macrovision Corporation:

We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8, to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified-prospective method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Macrovision Corporation as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 28, 2007

MACROVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$159,666	$135,625
Advance payments for acquisition of Mediabolic	40,241	—
Short-term investments	121,559	99,039
Accounts receivable, net	66,723	45,254
Deferred tax assets	—	2,504
Prepaid expenses and other current assets	14,402	5,004

Total current assets	402,591	287,426
Long-term marketable investment securities	175,165	15,040
Restricted cash	12,000	12,000
Deferred tax assets	28,730	18,895
Property and equipment, net	21,818	13,398
Other intangibles from acquisitions, net	25,368	32,755
Patents and other assets	17,894	11,082
Goodwill	136,049	107,329

	819,615	$497,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,378	$5,380
Accrued expenses	71,705	40,174
Deferred revenue	33,831	23,262

Total current liabilities	109,914	68,816
Convertible senior notes	240,000	—
Other non current liabilities	3,559	959

	353,473	69,775
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 57,011,137 shares issued and 51,695,337 outstanding as of December 31, 2006, and 54,368,379 shares issued and 51,368,379 outstanding as of December 31, 2005	57	54
Treasury stock, 5,315,800 shares at December 31, 2006 and 3,000,000 shares at December 31, 2005, at cost	(88,448)	(38,450)
Additional paid-in capital	372,412	330,912
Deferred stock-based compensation	—	(5,101)
Accumulated other comprehensive income	10,974	2,631
Retained earnings	171,147	138,104

Total stockholders’ equity	466,142	428,150

	819,615	$497,925

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues:
Licenses	$191,205	$166,345	$160,422
Services	56,385	36,885	21,677

Total revenues	247,590	203,230	182,099
Cost of revenues:
License fees	10,447	5,937	8,195
Service fees*	31,999	17,608	8,122
Amortization of intangibles from acquisitions	12,975	10,986	6,370

Total cost of revenues	55,421	34,531	22,687

Gross profit	192,169	168,699	159,412
Operating expenses:
Research and development*	52,832	34,373	28,705
Selling and marketing*	68,512	56,065	42,262
General and administrative*	36,778	32,906	25,570
Restructuring charge	—	2,531	—
In-process research and development	—	500	5,400

Total operating expenses	158,122	126,375	101,937

Operating income	34,047	42,324	57,475
Impairment losses on strategic investments	—	(5,822)	(5,478)
Gains on strategic investments	—	174	1,220
Interest and other income, net	9,258	4,927	4,173

Income before income taxes	43,305	41,603	57,390
Income taxes	10,262	19,488	20,660

Net income	$33,043	$22,115	$36,730

Basic net earnings per share	$0.64	$0.44	$0.74

Shares used in computing basic net earnings per share	51,840	50,708	49,516

Diluted net earnings per share	$0.63	$0.43	$0.73

Shares used in computing diluted net earnings per share	52,731	51,373	50,619

* Equity-based compensation by category is as follows:

Service fees	$1,899	$11	$27
Research and development	$5,991	$38	$53
Selling and marketing	$7,569	$132	$36
General and administrative	$6,706	$40	$69

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Retained earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2003	52,098,729	52	(3,000,000)	(38,450)	292,507	(185)	8,028	79,259	341,211
Comprehensive income:
Net income								36,730	36,730
Translation adjustment							3,145		3,145
Unrealized losses in investments, net							(2,064)		(2,064)

Total comprehensive income									37,811
Issuance of common stock upon exercise of options	805,101	1			12,032				12,033
Issuance of common stock under employee stock purchase plan	290,496				3,202				3,202
Amortization of deferred stock-based compensation						185			185
Tax benefit associated with stock plans					3,902				3,902
Balances as of December 31, 2004	53,194,326	$53	(3,000,000)	$(38,450)	$311,643	$—	$9,109	$115,989	$398,344

Comprehensive income:
Net income								22,115	22,115
Translation adjustment							(5,847)		(5,847)
Unrealized losses in investments, net							(631)		(631)
Total comprehensive income									15,637
Issuance of common stock upon exercise of options	511,554	1			6,587				6,588
Issuance of common stock under employee stock purchase plan	321,524				5,536				5,536
Issuance of restricted stock	340,975				5,322	(5,322)			—
Amortization of deferred stock-based compensation						221			221
Tax benefit associated with stock plans					1,824				1,824

Balances as of December 31, 2005	54,368,379	$54	(3,000,000)	$(38,450)	$330,912	$(5,101)	$2,631	$138,104	428,150
Comprehensive income:
Net income								33,043	33,043
Translation adjustment							4,909		4,909
Unrealized gains in investments, net							3,434		3,434

Total comprehensive income									41,386
Issuance of common stock upon exercise of options	1,890,915	2			33,759				33,761
Issuance of common stock under employee stock purchase plan	353,768	1			5,643				5,644
Issuance of restricted stock	398,075								—
Equity-based compensation					22,165				22,165
Stock repurchase			(2,315,800)	(49,998)					(49,998)
Amortization of deferred stock-based compensation					(5,101)	5,101			—
Tax benefit associated with stock plans					836				836
Purchase of convertible bond call option					(46,149)				(46,149)
Proceeds from issuance of warrants					30,347				30,347

Balances as of December 31, 2006	57,011,137	$57	(5,315,800)	$(88,448)	$372,412	$—	$10,974	$171,147	466,142

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$33,043	$22,115	$36,730
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,240	6,563	4,755
Amortization of intangibles from acquisitions	12,975	10,986	6,370
Amortization of note issuance costs	533	—	—
Equity-based compensation	22,165	221	185
Impairment losses on strategic investments	—	5,822	5,478
Gains on strategic investments	—	(174)	(1,220)
Deferred tax expense	(5,496)	(946)	(1,981)
Tax benefit from stock options	836	1,824	3,902
Excess tax benefits from equity-based compensation	(836)	—	—
In-process research and development	—	500	5,400
Deferred tax valuation allowance	—	307	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(19,054)	(3,407)	(8,312)
Deferred revenue	9,323	8,061	2,075
Prepaid expenses, other current assets and other assets	(14,317)	4,955	5,333
Accounts payable, accrued expenses, and other long-term liabilities	41,645	(1,637)	1,009

Net cash provided by operating activities	90,057	55,190	59,724

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(744,519)	(243,851)	(304,500)
Sales or maturities of long and short term marketable investments	567,580	271,617	388,344
Purchases of property and equipment	(14,201)	(8,736)	(4,837)
Payments for patents and other investing	(1,611)	(1,758)	(1,101)
Proceeds from sale of strategic investments	—	174	1,220
Advance payments for acquisition of Mediabolic	(40,241)	—	—
Acquisition of eMeta, net of cash acquired	(35,189)	—	—
Acquisition of Midbar net assets including contingent consideration	—	(497)	(1,083)
Acquisition of InstallShield Corp., net of cash acquired	—	—	(75,930)
Acquisition of Zero G, net of cash acquired	—	(10,238)	—
Acquisition of Trymedia, net of cash acquired	—	(30,554)	—
Other investing activities	(5,000)	—	—
Decrease (increase) in restricted cash	—	859	(12,859)

Net cash (used in) provided by investing activities	(273,181)	(22,984)	(10,746)

Cash flows from financing activities:
Principal payment under capital lease obligation	(884)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	232,846	—	—
Purchase of convertible bond call option	(46,149)	—	—
Proceeds from issuance of warrants	30,347	—	—
Purchase of treasury stock	(49,998)	—	—
Excess tax benefits from equity-based compensation	836	—	—
Proceeds from exercise of options and other financing activities	33,761	6,588	12,033
Proceeds from stock issued under employee stock purchase plan	5,644	5,536	3,202

Net cash provided by financing activities	206,403	12,124	15,235

Effect of exchange rate changes on cash	762	(1,662)	826
Net increase in cash and cash equivalents	24,041	42,668	65,039
Cash and cash equivalents at beginning of year	135,625	92,957	27,918

Cash and cash equivalents at end of year	$159,666	$135,625	$92,957

Cash paid during the year:
Income taxes	$4,359	$4,473	$20,561

Interest	$—	$—	$—

See accompanying notes to consolidated financial statements

MACROVISION CORPORATION

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

The accompanying consolidated financial statements for 2005 contain certain reclassifications to conform to the 2006 presentation. This consists of a balance sheet reclassification of $12.0 million of certain short-term investments to restricted cash and investments, previously reported in short-term investments in 2005. The statement of cash flows for the year ended December 31, 2005 also reflects this reclassification, shown as a reduction of $12.0 million, in cash and cash equivalents at the beginning of the period and at the end of the period. The statement of cash flows for the year ended December 31, 2004 reflects this reclassification, shown as a reduction of $12.0 million, in cash and cash equivalents at the end of the period. The impact of this reclassification is not material to the December 31, 2005 balance sheet or the statement of cash flows for the years ended December 31, 2005 and 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, equity-based compensation, goodwill and other intangible assets, long-lived assets and income taxes. Actual results could differ from those estimates under different assumptions or conditions.

Cash, Cash Equivalents, and Investments

The Company considers investments with maturities from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. All other liquid investments with maturities over three months and less than 12 months are classified as short-term investments. Short-term investments consist primarily of U.S. and municipal securities, commercial paper, auction rate securities, corporate debt and equity securities. All marketable securities with maturities over one year or those for which the Company’s intent is to retain for the long-term are classified as long-term marketable investment securities.

The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2006 and 2005, all investment securities were designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in comprehensive income, as a separate component of stockholders’ equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2006:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$61,758	—	—	$61,758
Cash Equivalents—money markets	97,908	—	—	97,908

Total cash and cash equivalents	$159,666	—	—	$159,666

Investments:
Auction rate securities	$7,500	—	—	$7,500
Commercial paper	12,897	—	(11)	12,886
Corporate debt securities	19,028	4	(10)	19,022
Equity securities	12,389	5,318	—	17,707
Time deposits	86	—	—	86
US and municipal securities	239,797	46	(320)	239,523

Total investments	$291,697	5,368	(341)	$296,724

Cash & Cash Equivalents				$159,666
Short Term Investments				121,559
Long term				175,165

Total Cash and Investments				$456,390

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2005:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$112,795	—	—	$112,795
Cash Equivalents—money markets	22,830	—		22,830

Total cash and cash equivalents	$135,625	—	—	$135,625

Investments:
Auction rate securities	$46,825	—	—	$46,825
Corporate debt securities	2,100	2	—	2,102
Equity securities	12,389	—	(504)	11,885
Time deposits	2,117	—	—	2,117
US government and agencies	10,000	—	(44)	9,956
US and municipal securities	41,329	—	(135)	41,194

Total investments	$114,760	2	(683)	$114,079

Cash & Cash Equivalents				$135,625
Short term Investments				99,039
Long term Investments				15,040

Total Cash and Investments				$249,704

There were no recognized losses from other-than-temporary declines in the market value of marketable securities in 2006. In 2005 and 2004, we recognized $5.8 million and $5.3 million, respectively, from other-than-temporary losses in the market value of our equity securities (See Note 6—Strategic Investments).

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	8,986	(11)	—	—	8,986	(11)
Corporate securities	7,981	(10)	—	—	7,981	(10)
US and municipal securities	166,262	(320)	—	—	166,262	(320)

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US government and agencies	9,956	(44)	—	—	9,956	(44)
Corporate securities	2,102	2	—	—	2,102	2
Equity securities	11,885	(303)	—	—	11,885	(303)
US municipal securities	38,039	(82)	3,154	(54)	41,193	(136)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

As of December 31, 2006 and 2005, the unrealized gain (loss), net of taxes, was $3.0 million and $(0.4) million, respectively.

As of December 31, 2006, the weighted average contractual maturity for debt securities was approximately nine months.

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

Patents

Patent costs are amortized using the straight-line method over the shorter of the estimated useful life of the patent or a range of 7 to 10 years.

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

Royalty Revenues

Royalty revenue from the replication of videocassettes, DVDs, and CDs and PPV products is recognized when realized or realizable and earned. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. In the Company’s DVD, videocassette, PPV and PC games product lines, the Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as earned basis.

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

Software Licensing Revenues

The Company sells software value management solutions through its direct sales force and through resellers. The Company recognizes revenue on software products in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. Resellers are offered the limited right of return on packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company considers arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

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

Cost of Revenues

License Fees

The Company has agreements with certain licensed duplicators, DVD and CD replicators, DVD authoring facilities and CD mastering facilities utilized by customers of the Company’s video copy protection and software copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues—license fees also includes items such as product costs, videocassette copy protection processor costs, royalty expense and software licensing fees. Cost of revenues—license fees also includes outside legal costs of $2.1 million, $1.7 million, and 1.9 million in 2006, 2005, and 2004, respectively, associated with litigation to enforce the Company’s patents. Amortization of patents is also included in cost of revenues—license fees.

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

Equity-Based Compensation

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

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain. Tax contingencies are accounted for under SFAS 5, “Accounting for Contingencies.”

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

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2006, 2005, and 2004, 16%, 18%, and 30%, respectively, of the Company’s business was attributed to the licensing of its video content protection technology through MPAA movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios’ continued success in the production and distribution of movies utilizing the Company’s technology. The Company also licenses its digital PPV video content protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries. The Company licenses its CD-ROM copy protection to publishers of software in the multimedia and educational software and rights management application markets. With the acquisition of Globetrotter Software, Inc. the Company began its business in electronic software license management software. The Company licenses software technology solutions to software and hardware manufacturers and software asset management solutions to enterprise end-users. The Company also provides support, maintenance and consulting services. In addition, 45%, 43%, and 42%, of the Company’s sales in 2006, 2005, 2004, respectively, were from export or foreign operations.

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

The Company performs ongoing credit evaluations of its customers as necessary. The Company did not have any customers that were equal to or greater than 10% of net revenues for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, the Company did not have any customers that were equal to or greater than 10% of accounts receivable.

Earnings Per Share

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive. Dilutive common equivalent shares consist of common stock issuable upon exercise of stock options and restricted stock using the treasury stock method.

	December 31,
	2006	2005	2004
	(In thousands)
Basic EPS—weighted average number of common shares outstanding	51,840	50,708	49,516
Effect of dilutive common equivalent shares	891	665	1,103

Diluted EPS—weighted average number of common shares and common share equivalents outstanding	52,731	51,373	50,619

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2006	2005	2004
	(In thousands)
Stock options (1)	5,208	5,291	2,760
Restricted stock (1)	2	—	—
Convertible senior notes (2)	2,964	—	—

Total weighted average potential common shares excluded from diluted net earnings per share	8,174	5,291	2,760

(1)	These employee stock options and restricted stock units were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.
(2)	Potential common shares related to the convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

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

The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2006 and determined that the carrying amount of goodwill was not impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company amortizes acquired intangible assets with definite lives. Purchased technology and contracts are amortized over their useful lives, which are generally three to six years.

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

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2006.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expense.

(2) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$36,106	$24,881
Software under capital lease	2,182	—
Leasehold improvements	6,964	4,538
Furniture and fixtures	5,162	4,658

	50,414	34,077
Less accumulated depreciation and amortization	28,596	20,679

	$21,818	$13,398

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 were $7.2 million, $4.8 million, and $3.2 million, respectively.

Patents, Net (in thousands):

	December 31, 2006	December 31, 2005
Patents at cost	$17,945	$15,317
Accumulated amortization	(8,008)	(5,525)

Patents, net	$9,937	$9,792

Patent amortization for the years ended December 31, 2006, 2005, and 2004 were $2.1 million, $1.8 million, $1.6 million, respectively.

Accrued Expenses (in thousands):

	December 31,
	2006	2005
Accrued compensation	$18,298	$11,122
Income taxes payable	37,632	20,022
Restructuring	43	1,261
Interest payable on senior notes	2,363	—
Other accrued liabilities	13,369	7,769

	$71,705	$40,174

Interest and Other Income, Net (in thousands):

	Year ended December 31,
	2006	2005	2004
Interest income	$12,200	$5,759	$3,133
Interest expense related to convertible senior notes	(2,895)	—	—
Foreign currency gains (losses)	161	(734)	878
Other (expense) income	(208)	(98)	162

	$9,258	$4,927	$4,173

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
2006	$3,715	$246	$2,528	$1,433
2005	$2,705	$1,615	$605	$3,715
2004	$2,147	$924	$366	$2,705

(3) Business Combinations and Asset Purchases

eMeta Corporation

In February 2006, the Company acquired eMeta Corporation (“eMeta”), a privately held company based in New York, for $36.0 million of purchase consideration. eMeta provided software solutions that enable companies to manage and sell digital goods and services online. The acquisition of eMeta extended the Company’s reach from physical distribution into online digital distribution. eMeta results have been included in the Company’s Software Technologies segment. The consolidated financial statements include the results of operations of eMeta since February 28, 2006, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of February 28, 2006
Cash and cash equivalents	$5
Accounts receivable	2,315
Other assets	253

Total tangible assets acquired	2,573

Accounts payable	(87)
Deferred revenue	(1,219)
Accrued liabilities	(305)

Total liabilities assumed	(1,611)

Net assets acquired	$962

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of eMeta (in thousands):

Cash paid	$35,194
Payable to shareholders	900
Net assets acquired	(962)

Total goodwill and intangible assets acquired	$35,132

Intangible Assets	(In thousands)	Amortization Period in Years
Existing technology	$4,300	3 – 4
Core technology	500	3
Customer Relationships	560	3 – 4
Trade Name/Trademarks	100	1
Goodwill	29,672	Not Applicable

Total	$35,132

The weighted average amortization period for amortizable eMeta intangible assets is 3.2 years.

Trymedia Systems, Inc.

In July 2005, the Company acquired Trymedia Systems, Inc. (“Trymedia”), a privately-held company based in San Francisco, California and in Spain, for $31.8 million of purchase consideration. Trymedia provided secure digital distribution services and was the operator of the largest distribution network for downloadable games. This acquisition expanded the Company’s games solution set by providing an online game distribution and promotion offering. Trymedia has been integrated into the Company’s Entertainment Technologies segment. The consolidated financial statements include the results of operations of Trymedia since July 29, 2005, the effective date of the acquisition. As of December 31, 2006, the Company paid $31.4 million in cash and expects to pay an additional $0.4 million to Trymedia shareholders as they surrender the balance of their stock.

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

During 2006, the Company adjusted acquired deferred tax assets as of July 29, 2005 based on additional information from the final tax return as filed. This adjustment increased deferred tax assets and decreased goodwill by $3.3 million. The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Trymedia (in thousands):

Cash paid	$31,435
Payable to shareholders	411
Net liabilities assumed	2,261

Total goodwill and intangible assets acquired	$34,107

Intangible Assets	(In thousands)	Amortization Period in Years
Existing technology	$3,500	4
In-process technology	500	—
Core technology	1,500	4
Trade Name/Trademarks	600	5
Customer Relationships	3,700	4
Goodwill	24,307	Not Applicable

Total	$34,107

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

During 2006, the Company adjusted acquired deferred tax assets as of June 9, 2005 based on additional information from the final tax return as filed. This adjustment increased deferred tax assets by $1.2 million and decreased goodwill by $1.2 million. The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Zero G (in thousands):

Cash paid	$10,589
Net tangible assets acquired	(216)

Total goodwill and intangible assets acquired	$10,373

Intangible Assets	(In thousands)	Amortization Period in Years
Existing technology	$2,000	4 – 5
Core technology	600	5
Trade Name/Trademarks	200	5
Customer Relationships	700	5
Goodwill	6,873	Not Applicable

Total	$10,373

The weighted average amortization period for amortizable Zero G intangible assets is 4.7 years.

The following table shows supplemental unaudited information as if the acquisitions of ZeroG, Trymedia and eMeta had been completed as of January 1, 2005:

	Year Ended December 31, 2006 (unaudited)	Year Ended December 31, 2005 (unaudited)
Revenues	$248,943	$219,115
Net income	$31,066	$16,964
Basic net earnings per share	$0.60	$0.33
Diluted net earnings per share	$0.59	$0.33

(4) Goodwill and Other Intangibles from Acquisitions

As of December 31, 2006, the goodwill balance relates to our acquisitions of CDilla Ltd., Productivity through Software, Midbar Tech (1998), peer-to-peer assets, InstallShield, Zero G, Trymedia and eMeta.

The following tables summarize the Company’s intangible assets from acquisitions subject to amortization as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$45,039	$(28,956)	$16,083
Existing contracts	13,725	(9,231)	4,494
Patents and trademarks	9,663	(4,872)	4,791

	$68,427	$(43,059)	$25,368

	December 31, 2005
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$40,134	$(19,936)	$20,198
Existing contracts	12,767	(6,576)	6,191
Patents and trademarks	9,291	(2,925)	6,366

	$62,192	$(29,437)	$32,755

The following table summarizes the Company’s estimated amortization expense through the year 2011 and thereafter (in thousands):

Year ending	Amortization Expense
2007	11,693
2008	8,702
2009	3,939
2010	1,034
2011 and thereafter	—

Total amortization expense	$25,368

In accordance with SFAS 142, the Company has allocated goodwill to its reportable segments. The following table summarizes the Company’s goodwill by segment as of December 31, 2006 and 2005 (in thousands):

	Entertainment	Software	Total
Goodwill, net at December 31, 2004	13,740	60,789	74,529
Adjustment to InstallShield acquisition	—	85	85
Acquisition of ZeroG	—	8,070	8,070
Acquisition of Trymedia	27,649	—	27,649
Changes due to foreign currency exchange rates	(1,125)	(1,879)	(3,004)

Goodwill, net at December 31, 2005	$40,264	$67,065	$107,329
Acquisition of eMeta	—	29,670	29,670
Adjustment to Trymedia goodwill	(3,235)	—	(3,235)
Adjustment to ZeroG goodwill	—	(1,197)	(1,197)
Changes due to foreign currency exchange rates	1,233	2,249	3,482

Goodwill, net at December 31, 2006	$38,262	$97,787	$136,049

(5) Convertible Notes

In August 2006, the Company issued and sold, in a private offering, $240.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2011 (the “Notes”) at par. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). The proceeds to the Company from the offering of the Notes, net of issuance costs, were $232.8 million.

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

The Company will pay cash interest at an annual rate of 2.625%, payable semi-annually on February 15 and August 15 of each year, beginning February 15, 2007. Note issuance costs of approximately $7.2 million are being amortized to interest expense over the term of the Notes and have been included in “Patents and Other Assets” on the consolidated balance sheet.

Concurrently with the issuance of the Notes, the Company entered into a convertible bond call option whereby the Company has options to purchase up to 7.96 million shares, subject to anti-dilution adjustments similar to those contained in the Notes, of the Company’s common stock at a price of $28.2829 per share. These options expire on August 15, 2011 and must be settled in net shares. The cost of the convertible bond call option was approximately $46.1 million and has been recorded as a reduction to stockholders’ equity in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”.)

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

(6) Strategic Investments

As of December 31, 2006 and December 31, 2005, the adjusted cost of the Company’s strategic investments totaled $22.7 million and $11.9 million, respectively. The Company’s strategic investments include public and non-public companies. In 2006, the Company invested $5.0 million in a privately-held digital watermarking company for strategic purposes. As of December 31, 2006, the adjusted cost of the Company’s strategic investments consisted of its investment in Digimarc, a publicly traded company, and its investment in the privately-held digital watermarking company. The Company holds investments in other privately held companies, which had no carrying value as of December 31, 2006. The investments in Digimarc and the digital watermarking company have been classified on the balance sheet as “Long-term marketable investment securities” and “Prepaid expenses and other current assets,” respectively.

There were no impairment charges related to the Company’s strategic investments during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, the Company recorded other-than temporary impairment losses of $5.8 million and $5.3 million, respectively, on its investment in Digimarc.

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

(7) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is evaluating the impact of this pronouncement on its financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in 2008. The Company is evaluating the impact of this pronouncement on our financial statements.

(8) Equity-based Compensation

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

As of December 31, 2006, the Company had 18.6 million shares reserved and 4.8 million shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years. In 2006, the Company’s stockholders approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance by 5.0 million shares.

As of December 31, 2006, the Company had 1.0 million shares reserved under the Directors Plan and 0.3 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

The Company recorded $16.3 million of compensation expense relative to stock options during the year ended December 31, 2006.

Restricted Stock

In November 2005, the Company’s compensation committee of the board of directors approved the issuance of 340,975 shares of restricted stock, at an intrinsic value of $15.61 per share, to certain executives and key employees under the 2000 Plan. In 2006, the Company’s compensation committee of the board of directors approved the issuance of 527,950 shares of restricted stock at a weighted average intrinsic value of $21.50 per share to certain executives and key employees under the 2000 Plan. In 2006, 66,270 shares vested and 129,875 shares were forfeited. As of December 31, 2006, 672,780 unvested restricted shares are outstanding. Restricted stock generally vests over four years.

The Company recorded $3.0 million of compensation expense relative to restricted stock during the year ended December 31, 2006.

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

As of December 31, 2006, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.6 million shares remained available for future issuance.

The Company recorded $2.9 million of compensation expense relative to the ESPP during the year ended December 31, 2006.

As a result of adopting SFAS 123(R), the Company’s income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 were reduced by the amounts shown below (amounts in thousands except share data):

Year Ended December 31, 2006
Total equity-based compensation, before tax	$22,165
Less: restricted stock	(3,029)

Equity-based compensation as a result of adopting SFAS 123(R)	19,136
Tax effect	(4,474)

Total equity-based compensation, net of taxes	$14,662

Effect on basic earnings per share	$0.28

Effect on diluted earnings per share	$0.28

The adoption of SFAS 123(R) did not have a significant impact on the Company’s cash flows during the year ended December 31, 2006.

The following table sets forth the pro forma amounts of net income and net income per share, for the years ended December 31, 2005 and 2004, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$22,115	$36,730
Add equity-based employee compensation expense included in reported net income, net of tax	134	111
Less total equity-based employee compensation expenses determined under fair-value-based method for all rewards, net of tax	(11,841)	(13,480)

Net income, pro forma	$10,408	$23,361

Basic net earnings per share
As reported	$0.44	$0.74
Adjusted pro forma	$0.21	$0.47
Diluted net earnings per share
As reported	$0.43	$0.73
Adjusted pro forma	$0.20	$0.46

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. For grants prior to January 1, 2006, the estimated volatility was based only on historical volatility. The expected term was determined by analyzing past option experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. All equity-based payment awards granted after January 1, 2006 are amortized on a straight-line basis, net of expected forfeitures, over the vesting periods. In prior year periods, the Company applied accelerated amortization of equity-based compensation and will continue to do so for the remaining terms of these prior option grants.

The assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2006	2005	2004
Option Plans:
Dividends	None	None	None
Expected term	3.3 years	2.4 years	2.4 years
Risk free interest rate	4.8%	3.9%	2.3%
Volatility rate	40.4%	56.6%	70.6%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.4 years	1.4 years
Risk free interest rate	4.7%	3.7%	2.2%
Volatility rate	40.8%	57.9%	69.4%

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on our condensed consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, which has been calculated using the “long-haul” method, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2006, $33.8 million was paid to the Company for options exercised with an associated tax benefit of $0.8 million.

As of December 31, 2006, there was $25.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 3.3 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	6,015,151	$22.62
Granted	3,405,999	$21.97
Canceled	(809,186)	$31.29
Exercised	(811,146)	$15.00

Outstanding at December 31, 2004	7,800,818	$22.23
Granted	3,827,350	$20.55
Canceled	(1,823,090)	$12.90
Exercised	(511,554)	$24.29

Outstanding at December 31, 2005	9,293,524	$20.89
Granted	1,907,351	$20.90
Canceled	(1,627,525)	$24.70
Exercised	(1,890,915)	$17.85

Outstanding at December 31, 2006	7,682,435	$21.78	3.52	$57,199

Vested and expected to vest at December 31, 2006	7,104,794	$21.87	3.47	$52,823

Exercisable at December 31, 2006	3,762,322	$22.79	3.14	$27,955

The weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.21, $7.49 and $9.35, respectively. The weighted average grant date fair value of an employee purchase share right granted during the years ended December 31, 2006, 2005 and 2004 was $4.80, $9.67 and $9.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $11.4 million, $3.6 million and $8.1 million, respectively.

(9) Stock Repurchase Program

In May 2002, the Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of Company management. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock (inclusive of the aforementioned stock repurchase program and up to $50.0 million of the Company’s common stock in connection with the Notes offering described in Note 5—Convertible Notes.) In August 2006, the Company repurchased 2.3 million shares of common stock for $50.0 million, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2006 and 2005, treasury stock consisted of 5.3 million and 3.0 million shares, respectively, of common stock that the Company had repurchased, with a cost basis of approximately $88.4 million and $38.5 million, respectively.

(10) Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic income	(11,863)	$460	$14,729
Foreign income	55,168	41,143	42,661

Income before provision for income taxes	43,305	$41,603	$57,390

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$12,283	$15,624	$16,592
State	(321)	1,373	2,344
Foreign	3,796	3,437	3,848

Total current	15,798	20,434	22,784

Deferred:
Federal	(4,839)	(557)	(1,160)
State	(657)	(389)	(964)

Total deferred tax benefit	(5,496)	(946)	(2,124)

Total tax expense	$10,262	$19,488	$20,660

Income tax expense included charges in lieu of tax relating to stock option exercises of $0.8 million, $1.8 million and $3.9 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Income tax expense for the years ended December 31, 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Federal tax statutory rate	$15,157	$14,561	$20,086
State taxes, net of federal benefit	(885)	106	635
Tax credits	(1,296)	—	—
Tax impact on foreign operations and transfer pricing, net	(3,189)	3,476	(2,641)
Exempt interest	(2,244)	(1,006)	(824)
Book compensation under SFAS 123(R)	2,823	—	—
Foreign earnings repatriation under the American Jobs Creation Act of 2004 (federal and state)	—	2,309	—
Change in valuation allowance	—	307	3,341
Others	(104)	(265)	63

Total tax expense	$10,262	$19,488	$20,660

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Accruals, reserves and others	$1,585	$1,830
Allowance for doubtful accounts	181	1,104
Intangible assets	5,692	5,192
Impairment losses on investments	11,533	11,475
Capital loss carryforward	3,696	3,648
Equity-based compensation	4,382	—
Credits	2,351	1,411
Others	382	662
Net operating loss carryforwards	8,436	10,630

Gross deferred tax assets	38,238	35,952
Valuation allowance	(5,088)	(10,029)

Total deferred tax assets	33,150	25,923
Deferred tax liabilities:
Patents	(2,431)	(3,877)
Others	(1,989)	(647)

Total deferred tax liabilities	(4,420)	(4,524)

Net deferred tax assets	$28,730	$21,399

As of December 31, 2006, the Company had a valuation allowance of $5.1 million, $3.7 million of which related to deferred tax assets for capital loss carryforwards and $1.4 million related to foreign loss carryforwards for which sufficient uncertainty existed regarding its ability to recognize these deferred tax assets. During 2006, the Company released a $4.9 million valuation allowance on deferred tax assets related to acquisitions, concluding that it was more likely than not that these deferred tax assets would be realized, and reduced goodwill previously recorded for the acquisitions.

As of December 31, 2006, the Company had federal tax loss carryforwards of approximately $25.7 million, of which $7.9 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire in 2012 through 2025. The Company has state net operating loss carryforwards of approximately $14.8 million as of December 31, 2006 of which $1.5 million are related to stock option deductions and are not included in deferred tax assets. The state loss carryforwards will expire in 2007 through 2015. Utilization of state and federal net operating loss carryforwards may be subject to limitations due to ownership changes.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA introduced a limited time 85% dividends received deduction on the repatriation of certain foreign earnings. In the fourth quarter of 2005, Macrovision’s foreign subsidiaries distributed $65 million to Macrovision Corporation. The distribution increased the provision for income taxes by $2.3 million and income taxes payable by $4.1 million. Except for the items described previously, U.S. income taxes have not been provided for approximately $39.0 million of cumulative undistributed earnings of non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S.

The Company’s federal tax returns for tax years 2003 and 2004 are under examination by the Internal Revenue Service. The Company believes that adequate amounts of tax reserves have been provided for such years based on currently available information.

(11) Segment and Geographic Information

The Company has two reportable segments: Entertainment Technologies and Software Technologies. Entertainment Technologies licenses digital content value management technology to video, music, and PC games content owners. The Entertainment Technologies products include content protection and rights management solutions for optical discs; videocassettes; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; and peer-to-peer networks. The Video product group includes content protection and rights management solutions for optical discs, videocassettes and digital set top boxes. The Other product group of Entertainment Technologies includes content protection and rights management solutions for PC and consumer electronics video playback and record devices, digital distribution services for games and peer to peer networks. The Software Technologies products include the FLEXnet licensing platform, the InstallShield and Zero G suites of software installation, repackaging, and update solutions and the eMeta software solutions enabling companies to manage and sell digital goods online.

The accounting policies of the reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. See Note 4—Goodwill and Other Intangibles from Acquisitions for the allocation of goodwill by reportable segment.

Revenue by Significant Product Group:

	Year ended December 31,
	2006	2005	2004
Entertainment Technologies:
Video	107,652	$92,207	$100,592
Other	14,433	10,469	10,119

Total Entertainment Technologies	122,085	102,676	110,711
Software Technologies	125,505	100,554	71,388

Total	$247,590	$203,230	$182,099

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income (in thousands):

	Year ended December 31,
	2006	2005	2004
Entertainment Technologies	$48,864	$52,027	$68,545
Software Technologies	21,961	25,734	14,500

Segment income	70,825	77,761	83,045
General and administrative	(36,778)	(32,906)	(25,570)
Restructuring charge	—	(2,531)	—
Impairment losses on strategic investments	—	(5,822)	(5,478)
Gains on strategic investments	—	174	1,220
Interest and other income, net	9,258	4,927	4,173

Income before income taxes	$43,305	$41,603	$57,390

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2006	2005	2004
United States	$136,988	$115,238	$105,211
International	110,602	87,992	76,888

Total Revenue	$247,590	$203,230	$182,099

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

Information on Long Lived Assets by Geographic Areas:

	December 31, 2006	December 31, 2005
United States
Property and Equipment, net	$17,720	$9,792
Patents, net	5,093	4,910
Goodwill, net	95,110	68,801
Intangibles from Acquisitions, net	19,729	25,258

Total United States	137,652	108,761
International
Property and Equipment, net	4,098	3,606
Patents, net	4,844	4,882
Goodwill, net	40,939	38,528
Intangibles from Acquisitions, net	5,639	7,497

Total International	55,520	54,513

Total Long Lived Assets	$193,172	$163,274

(12) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including those located in Illinois, New York, the United Kingdom and Japan, which expire at various dates from 2009 through 2016. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software under a capital lease agreement which expires on March 1, 2009. The current and long-term portions of the capital lease have been recorded in “Accrued expenses” and “Other non current liabilities,” respectively, on the consolidated balance sheet as of December 31, 2006. Amortization of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of December 31, 2006 were as follows (in thousands):

	Operating Leases	Capital Lease
2007	$7,622	$1,389
2008	7,524	1,389
2009	6,321	347
2010	6,307	—
2011 and thereafter	38,241	—

Total minimum lease payments	$66,015	$3,125

Less: Amounts representing interest		(223)

Present value of minimum lease payments		2,902
Less: current portion of obligations under capital leases		(1,242)

Long-term portion of obligations under capital leases		$1,660

Rent expense was $6.1 million, $5.9 million, and $5.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Restricted Cash and Investments

For one product, the Company has offered a maximum indemnity of $12.0 million to a collective group of customers under current contracts. Funds totaling $12.0 million have been segregated from the rest of the Company’s cash and investments and is restricted to use for customer claims under such indemnification provisions. (See Note 1.)

Employee Benefit Plans

The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their compensation, which contribution was limited to $15,000 in 2006 and $14,000 in 2005. Employee contributions vest immediately. The Company is not required to contribute to the 401(k) plan, but has made discretionary contributions. The Company made matching contributions to the 401(k) plan equal to 20% of each participating employee’s contribution, up to a maximum annual matching contribution of $3,000, $2,800, and $2,600 in 2006, 2005, and 2004, respectively. For employees 50 years of age or older, the contribution limit was $20,000 in 2006 and $18,000 in 2005. The Company’s maximum annual matching contribution for employees age 50 and older was $4,000 in 2006 and $3,600 in 2005.

Legal Proceedings

The Company has not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

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

On December 19, 2003, the Company received notice from the USPTO declaring another interference, this time between two of its patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over the Company’s two applications at issue.

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. The parties are engaged in discovery.

The Company has a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications, not the international cases which have been granted or are proceeding to grant in Europe and Japan.

Macrovision Corporation. vs. Sima Products Corporation and Interburn Enterprises, Inc.

On June 14, 2005, the Company filed a lawsuit in the Southern District of New York against Sima Products Corporation and Interburn Enterprises, Inc., alleging that both companies manufacture, distribute or sell products that infringe its patented copy protection technology and also violate the U.S. Digital Millennium Copyright Act of 1998. The patents involved are: United States Patent No. 4,631,603 entitled “Method and apparatus for processing a video signal so as to prohibit the making of acceptable videotape recordings thereof,” and U.S. Patent No. 4,819,098 entitled “Method and apparatus for clustering modifications made to a video signal to inhibit the making of acceptable videotape recordings.” Interburn has entered into a stipulated judgment whereby it has agreed not to further distribute its products. On April 20, 2006, the Company was granted a preliminary injunction preventing Sima from distributing the products at issue in the lawsuit. On or about June 12, 2006, Sima filed an emergency motion with the United States Second Circuit Court of Appeals, asking that the injunction be stayed pending an appeal of the District Court’s issuance of the injunction. The emergency motion was denied by the Court of Appeals on or about August 26, 2006, resulting in the injunction being re-instated after it was stayed pending such motion. In February 2007, the parties resolved this dispute and Sima agreed to enter into a stipulated judgment whereby Sima has agreed not to further manufacture or sell the products at issue in the lawsuit and to pay the Company an undisclosed sum as settlement for its infringement of our patents.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, the Company could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the Company’s conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. The Company denies these allegations and intends to vigorously defend itself in the arbitration proceeding. The parties are engaged in discovery and no date has yet been set for the hearing.

Macrovision vs. Wise Solutions, Inc. and Altiris Inc.

On November 21, 2006, the Company filed a lawsuit in the United States District Court for the Northern District of California against Wise Solutions, Inc. and Altiris, Inc., alleging infringement of two of our patents. The patents involved are: U.S. Patent No. 5,671,412 entitled “License Management System for Software Applications” and U.S. Patent No. 5,390,297 entitled “System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses.” The lawsuit further alleges Wise and Altiris tortiously interfered with Macrovision’s economic relationships with its customers and seeks a declaratory judgment from the court that Macrovision does not infringe Wise’s U.S. Patent No. 7,028,019 (“the ‘019 patent”). On January 5, 2007, the defendants counterclaimed, alleging that Macrovision’s products infringe both the ‘019 patent and Altiris’ U.S. Patent No. 7,065,566. The Company denies these allegations and intends to vigorously defend itself in this litigation.

Stock Option Inquiries

In addition to the aforementioned intellectual property litigation matters, on June 13, 2006 and June 28, 2006, the Company announced that it had been contacted by the Securities and Exchange Commission (SEC) and had received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to the Company’s stock option practices. By letter dated October 24, 2006, the SEC informed the Company that its investigation into the matter has been terminated without enforcement action being recommended to the Commission. By letter dated January 11, 2007, the U.S. Attorney’s Office informed the Company that it withdrew its subpoena. The Internal Revenue Service has requested information relating to the Company’s stock option granting practices in connection with its current examination of the Company’s 2003 and 2004 federal tax returns. The Company believes that the findings of this review of stock option practices has no material impact on the financial statements included in this report or on any previously issued financial statements.

As of December 31, 2006, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(13) Unaudited Quarterly Consolidated Financial Data

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except share data)
2006
Revenues	$57,018	$58,349	$58,147	$74,076	$247,590
Gross profit	$45,191	$44,026	$44,163	$58,789	$192,169
Net income	$2,473	$6,775	$7,197	$16,598	$33,043
Earnings per share
Basic	$0.05	$0.13	$0.14	$0.32	$0.64
Diluted	$0.05	$0.13	$0.14	$0.31	$0.63
2005
Revenues	$51,257	$44,414	$46,590	$60,969	$203,230
Gross profit	$43,463	$36,949	$37,477	$50,810	$168,699
Net income (1)(2)	$5,467	$6,070	$6,088	$4,490	$22,115
Earnings per share
Basic	$0.11	$0.12	$0.12	$0.09	$0.44
Diluted	$0.11	$0.12	$0.12	$0.09	$0.43

(1)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. We recorded a charge of $2.5 million during 2005.
(2)	During the fourth quarters of 2006 and 2005, our effective tax rate increased as a result of an increase in the foreign tax differential on profits generated by our foreign operations. In addition, during the fourth quarter of 2005, our effective tax rate increased due to tax charges arising from the distribution of foreign earnings under the American Jobs Creation Act of 2004.

(14) Subsequent Events

Acquisitions

In January 2007, the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately-held company based in San Mateo, California, for cash consideration of $43.5 million. Mediabolic is a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends the Company’s capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home. As of December 31, 2006, $40.2 million of such cash consideration was delivered to the paying agent for payment to Mediabolic stockholders upon the closing of the transaction.

Restructuring

In January 2007, the Company’s board of directors approved a restructuring program, which includes a workforce reduction and restructuring of certain business functions. The workforce reduction is expected to result in a charge of $2.0 million. All affected employees will be notified of their termination prior to March 31, 2007. In addition to the workforce reduction, the Company expects to record a charge of approximately $1.0 million on losses related to leases on abandoned facilities and assets.