Form 10-Q
period 2007-03-31
MACROVISION CORP
filed 2007-05-09
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common stock, $0.001 par value	53,033,224

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS
	March 31, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$165,226	$159,666
Advance payments for acquisition of Mediabolic	—	40,241
Short-term investments	165,179	121,559
Accounts receivable, net	50,602	66,723
Deferred tax assets	3,157	—
Prepaid expenses and other current assets	23,733	14,402

Total current assets	407,897	402,591

Long-term marketable investment securities	152,931	175,165
Restricted cash	12,000	12,000
Deferred tax assets	40,825	28,730
Property and equipment, net	23,002	21,818
Other intangibles from acquisitions, net	31,100	25,368
Patents and other assets	17,387	17,894
Goodwill	170,394	136,049

	$855,536	$819,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,014	$4,378
Accrued expenses	24,605	34,073
Income taxes payable	—	37,632
Deferred revenue	33,404	33,831

Total current liabilities	64,023	109,914
Convertible senior notes	240,000	240,000
Income taxes payable	40,098	—
Other non current liabilities	2,986	3,559

	347,107	353,473

Stockholders’ equity:
Common stock	58	57
Treasury stock	(88,448)	(88,448)
Additional paid-in capital	407,387	372,412
Accumulated other comprehensive income	12,577	10,974
Retained earnings	176,855	171,147

Total stockholders’ equity	508,429	466,142

	$855,536	$819,615

See the accompanying notes to these unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Revenues:
Licenses	$48,486	$45,043
Services	16,716	11,975

Total revenues	65,202	57,018
Cost of revenues:
License fees	1,832	1,839
Service fees*	10,360	6,745
Amortization of intangibles from acquisitions	3,613	3,243

Total cost of revenues	15,805	11,827
Gross profit	49,397	45,191
Operating expenses:
Research and development*	15,119	12,715
Selling and marketing*	18,666	16,892
General and administrative*	9,752	8,818
Restructuring and other charges	2,176	—

Total operating expenses	45,713	38,425

Operating income	3,684	6,766
Interest and other income, net	2,902	2,049

Income before income taxes	6,586	8,815
Income taxes	878	6,342

Net income	$5,708	$2,473

Basic net earnings per share	$0.11	$0.05

Shares used in computing basic net earnings per share	52,111	51,989

Diluted net earnings per share	$0.11	$0.05

Shares used in computing diluted net earnings per share	53,249	52,543

*Equity-based compensation by category is as follows:
Cost of revenues – Service fees	$343	$454
Research and development	$1,320	$1,748
Selling and marketing	$1,606	$2,106
General and administrative	$1,634	$1,521

See the accompanying notes to these unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,708	$2,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550	2,018
Amortization of intangibles from acquisitions	3,613	3,243
Amortization of note issuance costs	358	—
Equity-based compensation	4,903	5,829
Deferred taxes from equity-based compensation	—	(1,349)
Tax benefit from stock options exercises	—	878
Excess tax benefits from equity-based compensation	—	(209)
Changes in operating assets and liabilities:
Accounts receivable, net	16,115	(922)
Deferred revenue	(1,760)	5,907
Other assets	(3,868)	(2,954)
Other liabilities	(5,393)	6,411

Net cash provided by operating activities	22,226	21,325

Cash flows from investing activities:
Purchases of long and short-term investments	(35,800)	(143,555)
Sales or maturities of long and short-term investments	17,122	105,327
Payments made relating to the acquisition of eMeta, net of cash acquired	(900)	(34,550)
Payments made relating to the acquisition of Mediabolic, net of cash acquired	(1,438)	—
Acquisition of property and equipment	(1,956)	(3,480)
Payments for patents	(344)	(492)

Net cash used in investing activities	(23,316)	(76,750)

Cash flows from financing activities:
Proceeds from issuance of common stock from options and stock purchase plans	7,072	9,191
Excess tax benefits from equity-based compensation	—	209
Other financing activities	(324)	—

Net cash provided by financing activities	6,748	9,400

Effect of exchange rate changes on cash and cash equivalents	(98)	109

Net (decrease) increase in cash and cash equivalents	5,560	(45,916)
Cash and cash equivalents at beginning of period	159,666	135,625

Cash and cash equivalents at end of period	$165,226	$89,709

See the accompanying notes to these unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Macrovision Corporation and its subsidiaries (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC.”) Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in accordance with such rules and regulations. However, the Company believes the disclosures are adequate to make the information not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are considered necessary to present fairly the results for the periods presented. This quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto and other disclosures, including those items disclosed under the caption “Risk Factors” contained in our 2006 Annual Report on Form 10-K.

The consolidated results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year ending December 31, 2007, for any future year, or for any other future interim period.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN 48, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of Additional Paid-in-Capital in the Condensed Consolidated Balance Sheet as of the beginning of 2007.

The Company adopted the provisions of Emerging Issues Task Force, or EITF, Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” effective January 1, 2007. EITF No. 06-03 allows companies to choose either the gross basis or net basis of income statement presentation for taxes collected from customers and remitted to governmental authorities and requires companies to disclose such policy. The Company applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

NOTE 2 – EQUITY-BASED COMPENSATION

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

Restricted Stock

Restricted stock awards are issued from the 2000 Plan and vests annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of March 31, 2007, the number of shares awarded but unreleased was 858,379.

As of March 31, 2007, the Company had 18.6 million shares reserved and 4.7 million shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years.

As of March 31, 2007, the Company had 1.0 million shares reserved under the Directors Plan and 0.3 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

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

As of March 31, 2007, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.4 million shares remained available for future issuance.

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

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. The expected term of options granted is determined by calculating the average term from historical stock option exercise experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended March 31,
	2007	2006
Option Plans:
Dividends	None	None
Expected term	3.2 years	3.2 years
Risk free interest rate	4.6%	4.6%
Volatility rate	36%	41%

ESPP Plan:
Dividends	None	None
Expected term	1.3 years	1.3 years
Risk free interest rate	5.1%	4.6%
Volatility rate	32%	41.0%

As of March 31, 2007, there was $28.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.0 years.

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $8.22 and $6.53, respectively. The weighted average grant date fair value of an employee purchase share right granted during the three months ended March 31, 2007 and 2006 was $7.71 and $7.60, respectively.

The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $5.0 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 3 – BUSINESS COMBINATION AND ASSET PURCHASES

Mediabolic Inc.

In January 2007, the Company acquired Mediabolic Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.3 million of purchase consideration. Mediabolic is a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends the Company’s capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s results have been included in the Company’s Entertainment Technologies segment. The condensed consolidated financial statements include the results of operations of Mediabolic since January 1, 2007, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of January 1, 2007
Cash and cash equivalents	$2,005
Accounts receivable	35
Other assets	749

Total tangible assets acquired	2,789

Accounts payable & accrued liabilities	(1,312)
Deferred revenue	(1,341)

Total liabilities assumed	(2,653)

Net assets acquired	$136

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Mediabolic (in thousands):

Cash paid	$43,684
Net assets acquired	(136)

Total goodwill and intangible assets acquired	$43,548

Intangible Assets	Amount	Amortization Period in Years
Existing technology	$6,996	4
Core technology	1,011	3
Customer Relationships	979	5
Covenant Not to compete	358	1
Goodwill	34,204	Not Applicable

Total	$43,548

As of March 31, 2007, the amount allocated to goodwill may be further adjusted during the year as a result of changes in deferred tax assets. The weighted average amortization period for amortizable Mediabolic intangible assets is 3.9 years.

The amortization schedule for Mediabolic intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2007	$1,980
2008	2,282
2009	2,282
2010	1,945
2011	195

Total	$8,684

eMeta Corporation

In February 2006, the Company acquired eMeta Corporation (“eMeta”), a privately held company based in New York, for $36.1 million of purchase consideration. eMeta provided software solutions that enable companies to manage and sell digital goods and services online. During 2006, the Company had paid $35.2 million in cash consideration. During the first quarter of 2007, the Company paid the remaining $0.9 million to shareholders, which was included in the original purchase price.

NOTE 4 – GOODWILL AND OTHER ACQUIRED INTANGIBLES

The Company’s goodwill reported by segment (in thousands) is as follows:

	December 31, 2006	Acquisitions	Currency Adjustments	March 31, 2007
Entertainment Technologies	$38,262	$34,204	$52	$72,518
Software Technologies	97,787	—	89	97,876

Total	$136,049	$34,204	$141	$170,394

The Company’s intangible assets from acquisitions subject to amortization as of December 31, 2006 and March 31, 2007 are as follows (in thousands):

	December 31, 2006
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$45,039	$(28,956)	$16,083
Existing contracts	13,725	(9,231)	4,494
Patents and trademarks	9,663	(4,872)	4,791

	$68,427	$(43,059)	$25,368

	March 31, 2007
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$53,050	$(31,587)	$21,463
Existing contracts	15,078	(9,793)	5,285
Patents and trademarks	9,674	(5,322)	4,352

	$77,802	$(46,702)	$31,100

As of March 31, 2007, the Company’s estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2007	$10,721
2008	10,984
2009	6,221
2010	2,991
2011 and thereafter	183

Total amortization expense	$31,100

NOTE 5 – STRATEGIC INVESTMENTS

As of March 31, 2007 and December 31, 2006, the adjusted cost of the Company’s strategic investments totaled $25.4 million and $22.7 million, respectively. The Company’s strategic investments include public and non-public companies. In 2006, the Company invested $5.0 million in a privately-held digital watermarking company for strategic purposes. As of March 31, 2007, the adjusted cost of the Company’s strategic investments consisted of its investment in Digimarc, a publicly traded company, and its investment in the privately-held digital watermarking company. The Company holds investments in other privately held companies, which had no carrying value as of March 31, 2007. The investments in Digimarc and the digital watermarking company have been classified on the balance sheet as “Long-term marketable investment securities” and “Prepaid expenses and other current assets,” respectively.

There were no impairment charges related to the Company’s strategic investments during the three months ended March 31, 2007 and 2006.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES

In January 2007, the Company’s board of directors approved a restructuring program, which included a workforce reduction, a restructuring of certain business functions and an abandonment of certain facilities. The workforce reduction resulted in a charge of $1.3 million. All affected employees were notified of their termination prior to March 31, 2007. The restructuring of certain business functions included the cancellation of certain service contracts and asset losses, resulting in a charge of $0.5 million. The abandonment of certain leased facilities resulted in a charge of $0.4 million. A summary of restructuring activities follows (in thousands):

	Charged in Quarter ended March 31, 2007	Cash Payments	Other	Accrued at March 31, 2007
Termination benefits	$1,302	$1,119	—	$183
Cost of contract terminations	302	49	—	253
Cost of abandoning facilities	371	65	—	306
Asset impairment	201	—	201	—

	$2,176	$1,233	$201	$742

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and its asset impairment charges in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

	Three months ended March 31,
	2007	2006
	(in thousands)
Basic EPS – weighted average number of common shares outstanding	52,111	51,989
Effect of dilutive common equivalent shares	1,138	554

Diluted EPS – weighted average number of common shares and common share equivalents outstanding	53,249	52,543

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three months ended March 31,
	2007	2006
	(in thousands)
Stock options (1)	2,619	7,440
Restricted stock (1)	32	—
Convertible senior notes (2)	—	—
Warrants (1)	7,955	—

Total weighted average potential common shares excluded from diluted net earnings per share	10,606	7,440

(1)	These potential common share units were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.
(2)	Potential common shares related to the convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$5,708	$2,473
Other comprehensive income:
Unrealized gains (losses) on investments	1,621	1,936
Foreign currency translation adjustments	(18)	195

Comprehensive income	$7,311	$4,604

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $0.9 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively. The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. The Company recorded a discrete tax expense of $3.6 million during the first quarter of 2006 to reflect a change in estimate of income tax accrued on an intercompany asset transfer.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of March 31, 2007. There were no adjustments to the valuation allowance balance in the three months ended March 31, 2007.

The Company adopted FIN 48 effective January 1, 2007. As a result of adopting FIN 48, the Company recorded a credit of approximately $16.3 million to additional paid-in-capital as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $35.6 million which, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of $4.5 million. During the first quarter of 2007 the Company reclassed $40.1 million from current taxes payable to non-current taxes payable. The Company recognized accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Japan, the Netherlands, the United.Kingdom and the U.S. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Company is currently under audit by the Internal Revenue Service for the 2003 and 2004 tax years.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues are derived from licensing various digital content value management products and services to video, music, and PC games content owners. Entertainment Technologies’ products include content protection and rights management solutions for optical discs; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; peer-to-peer networks; and entertainment networking solutions. The Video product group includes content protection and rights management solutions for optical discs and digital set top boxes. The Other product group of Entertainment Technologies includes content protection and rights management solutions for PC and consumer electronics video playback and record devices; digital distribution services for games; peer to peer networks; and entertainment networking solutions. The Software Technologies segment licenses various software products and services to independent software vendors and enterprise IT departments. Software Technologies’ products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; Update Service; Admin Studio; and RightCommerce licensing and access control solutions.

Revenue by Significant Product Group:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Entertainment Technologies
Video	$32,267	$26,902
Other	4,635	4,017

Total Entertainment Technologies	36,902	30,919
Software Technologies	28,300	26,099

Total	$65,202	$57,018

Segment income:

Segment income is based on the reportable segment’s revenue less the respective segment’s cost of revenues, selling and marketing expenses and research and development expenses. The following table summarizes operating results for each reportable segment and further reconciled to pretax income:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Entertainment Technologies	$13,857	$13,698
Software Technologies	1,755	1,886

Segment income	15,612	15,584
General and administrative	(9,752)	(8,818)
Restructuring and other charges	(2,176)	—
Interest and other income, net	2,902	2,049

Income before income taxes	$6,586	$8,815

Information on Revenue by Geographic Areas:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
United States	$34,778	$29,108
International	30,424	27,910

	$65,202	$57,018

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including those located in Illinois, New York, the United Kingdom and Japan, which expire at various dates from 2008 through 2016. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software under a capital lease agreement which expires on March 1, 2009. The current and long-term portions of the capital lease have been recorded in “Accrued expenses” and “Other non current liabilities,” respectively, on the condensed consolidated balance sheet as of March 31, 2007. Amortization of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of March 31, 2007 were as follows (in thousands):

	Operating Leases	Capital Lease
Remainder 2007	$6,026	$1,041
2008	7,566	1,389
2009	6,327	347
2010	6,313	—
2011	6,272	—
Thereafter	32,002	—

Total minimum lease payments	$64,506	$2,777

Less: Amounts representing interest		(178)

Present value of minimum lease payments		2,599
Less: current portion of obligations under capital leases		(1,261)

Long-term portion of obligations under capital leases		$1,338

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant and the Company is not able to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Restricted Cash and Investments

For one of our products, the Company has offered a maximum indemnity of $12.0 million to a collective group of customers under current contracts. Funds totaling $12.0 million have been segregated from the rest of the Company’s cash and investments and are restricted to use for customer claims under such indemnification provisions.

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

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. The parties are engaged in discovery and motion practice.

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

Macrovision vs. Wise Solutions, Inc. and Altiris Inc.

On November 21, 2006, the Company filed a lawsuit in the United States District Court for the Northern District of California against Wise Solutions, Inc. and Altiris, Inc., alleging infringement of two of our patents. The patents involved are: U.S. Patent No. 5,671,412 entitled “License Management System for Software Applications” and U.S. Patent No. 5,390,297 entitled “System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses.” The lawsuit further alleges Wise and Altiris tortiously interfered with Macrovision’s economic relationships with its customers and seeks a declaratory judgment from the court that Macrovision does not infringe Wise’s U.S. Patent No. 7,028,019 (“the ‘019 patent”). On January 5, 2007, the defendants counterclaimed, alleging that Macrovision’s products infringe both the ‘019 patent and Altiris’ U.S. Patent No. 7,065,566. The parties entered into a settlement agreement effective April 6, 2007 providing for certain cross-releases.

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

As of March 31, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

The following commentary should be read in conjunction with the financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, enables businesses reliant on the deployment of software or content to protect, enhance, or distribute their offering among digital distribution channels and destination devices. These digital lifecycle management solutions include anti-piracy and content protection technologies and services, digital rights management products and technologies, embedded licensing technologies, usage monitoring for enterprises, access control and billing, and several other related technologies and services from installation to update to back-office entitlement management. We market the FLEXnet licensing platform and the InstallShield suite of software installation, repackaging, and update solutions. We also operate a game network for digital distribution of downloadable PC games, and market our Rights products, which enable the sale and security of digital goods and services, such as text, audio, video, streaming media, games and applications. Our customers consist of entertainment content producers such as motion picture studios, software and PC games publishers, hardware manufacturers, consumer electronic firms, personal computer manufacturers, digital set-top box manufacturers, digital pay-per-view and video-on-demand network operators, publication companies and enterprise information technology organizations. In January 2007, we acquired Mediabolic, a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders.

We report our revenues by our two segments: Entertainment Technologies and Software Technologies. Entertainment Technologies’ revenues are derived from licensing various digital content management products and services to video and PC games content owners. Entertainment Technologies’ products include content protection and rights management solutions for optical discs; digital set top boxes for cable/satellite TV; a variety of PC and consumer electronics video playback and record devices; digital distribution services for games; peer-to-peer networks; and entertainment networking solutions. Software Technologies’ revenues are derived from licensing various software products and services to independent software vendors and enterprise IT departments. Software Technologies’ products include the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; Update Service; Admin Studio; and RightCommerce licensing and access control solutions in our Software Technologies Segment. products.

The following table provides revenue information by segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Entertainment Technologies	$36,902	$30,919	$5,983	19%
Software Technologies	28,300	26,099	2,201	8%

	$65,202	$57,018	$8,184	14%

The following table provides percentage of revenue information by segment for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Entertainment Technologies	57%	54%
Software Technologies	43	46

	100%	100%

Entertainment Technologies

Our Entertainment Technologies generate revenues from the home video divisions of member companies of the MPAA, videocassette duplication and DVD replication companies and a number of “special interest” content owners, such as independent producers of exercise, sports, educational, documentary and corporate video programs. We typically receive per unit royalties based upon the number of copy-protected DVDs that are produced by MPAA studios or other content owners. Our Entertainment Technologies also generate revenues from licensing digital PPV and VOD content protection solutions to satellite and cable system operators and equipment manufacturers that supply cable and satellite industries. Most of our PPV content protection revenues are generated from royalties on digital set top boxes. We also receive one-time and annual license fees from set top box, DVD, and personal video recorder manufacturers. Support costs related to these one-time and annual licensing fee arrangements are not significant. We also receive transaction fees from PPV and VOD systems when they activate our technology to protect specific PPV or VOD programs. In addition, our Entertainment Technologies generate revenues from customers implementing our CD-ROM copy protection technology on PC games and peer to peer anti-piracy services. We are also a provider of secure digital distribution services and the operator of the largest distribution network for downloadable games.

In January 2007, we acquired Mediabolic, a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends our capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s results are reported as part of our Entertainment Technologies segment.

Revenues from our Entertainment Technologies increased $6.0 million, or 19% from the first quarter of 2006 to the first quarter of 2007, due primarily to the growth of our hardware licensing products.

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

As we sign new contracts and generate more business for our Hawkeye, RipGuard DVD™ and ActiveMARK products, we anticipate that future revenues from our Entertainment Technologies will increase in absolute terms and continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software Technologies

Our Software Technologies generate revenues from licensing software solutions and providing services related to the support and maintenance of this software. Revenues from our Software Technologies increased $2.2 million or 8% from the first quarter of 2006 to the first quarter of 2007. The increase in our Software Technologies’ revenue is primarily due to the growth of our customer base. We believe that revenues from our Software Technologies will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend in our Entertainment Technologies business has been principally due to the tendency of certain of our customers to manufacture and release new video and PC games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. In our Software Technologies business, we have found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter.

Costs and Expenses

Our cost of revenues for our Entertainment Technologies consists primarily of replicator fees, Hawkeye service costs, ActiveMARK service costs and patent related expense. Fees paid to licensed duplicators and replicators that produceDVDs and CDs for content owners include fees paid to help offset costs of reporting copy protected volumes and costs of equipment used to apply our technology. Hawkeye and ActiveMARK service costs include customer support, hosting, bandwidth and equipment maintenance costs. Our cost of revenues for our Software Technologies includes software product support costs, direct labor and benefit costs of employees’ time spent on billable consulting or training, the cost of producing and shipping CDs containing our software and certain license fees paid to third parties. Cost of revenues also includes amortization of intangibles from acquisitions. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting and tax fees and an allocation of overhead and facilities costs.

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

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting estimates during the three months ended March 31, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Income Taxes

We account for income taxes using the asset and liability method of SFAS 109, “Accounting for Income Taxes.”. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We account for uncertainty in income taxes using the cumulative probability method under FIN48. Management must make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset, and for unrecorded tax benefits resulting from uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Results of Operations

The following tables present our condensed consolidated statements of income compared to the prior year periods.

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Net Revenues:
Licenses	$48,486	$45,043	$3,443	8%
Services	16,716	11,975	4,741	40%

Total revenues	65,202	57,018	8,184	14%
Cost of revenues:
License fees	1,832	1,839	(7)	0%
Service fees	10,360	6,745	3,615	54%
Amortization of intangibles from acquisitions	3,613	3,243	370	11%

Total cost of revenues	15,805	11,827	3,978	34%
Gross profit	49,397	45,191	4,206	9%

Operating expenses:
Research and development	15,119	12,715	2,404	19%
Selling and marketing	18,666	16,892	1,774	11%
General and administrative	9,752	8,818	934	11%
Restructuring and other charges	2,176	—	2,176	100%

Total operating expenses	45,713	38,425	7,288	19%

Operating income	3,684	6,766	(3,082)	-46%
Interest and other income, net	2,902	2,049	853	42%

Income before income taxes	6,586	8,815	(2,229)	-25%
Income taxes	878	6,342	(5,464)	-86%

Net income	$5,708	$2,473	$3,235	131%

License Revenues. Our license revenues increased $3.4 million, or 8%, from the first quarter of 2006 to the first quarter of 2007 primarily due to $5.6 million increase from the growth in hardware licensing due to strong demand from consumers, especially in international territories, for digital cable and digital satellite operators’ businesses. This was partially offset by a decrease in license revenues from our Software Technologies products.

Service Revenues. Our service revenues increased $4.7 million, or 40%, from the first quarter of 2006 to the first quarter of 2007 primarily due to the growth of our core software solutions and a growing customer base.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues was comparable to the prior year’s first quarter at 4%.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 56% in the first quarter of 2006 to 62% for the first quarter of 2007. Cost of revenues from service fees increased $3.6 million from $6.7 million in the first quarter of 2006 to $10.4 million in the first quarter of 2007. The increases were primarily due to $1.9 million increase in costs related to our digital distribution services and $1.4 million increase in support and service costs related to operations acquired through eMeta. We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased $0.4 million primarily due to the amortization of intangibles from the acquisition of Mediabolic in January 2007.

Research and Development. Research and development expenses increased by $2.4 million, or 19%, from $12.7 million in the first quarter of 2006 to $15.1 million in the first quarter of 2007, primarily due to increased costs related to the acquisitions of Mediabolic and eMeta. Research and development expenses increased as a percentage of net revenues from 22% in the first quarter of 2006 to 23% in the first quarter of 2007. We expect research and development expenses to increase in absolute terms over the prior year period as a result of expected increases in research and development activity to support our new technologies, but decrease as a percentage or net revenues.

Selling and Marketing. Selling and marketing expenses increased by $1.8 million, or 11%, from $16.9 million in the first quarter of 2006 to $18.7 million in the first quarter of 2007, primarily due to an increase in costs related to the acquisitions of Mediabolic and eMeta. Selling and marketing expenses, as a percentage of net revenues, decreased from 30% in the first quarter of 2006 to 29% in the first quarter of 2007. We expect selling and marketing expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $0.9 million, or 11%, from $8.8 million in the first quarter of 2006 to $9.7 million in the first quarter of 2007, primarily due additional headcount to support the overall growth of the business. General and administrative expenses as a percentage of net revenues was consistent with the prior year’s quarter at 15%. We expect our general and administrative expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to grow our business.

Restructuring and other charges. In January 2007, the Company’s board of directors approved a restructuring program, which included a workforce reduction, a restructuring of certain business functions and an abandonment of certain facilities. The workforce reduction resulted in a charge of $1.3 million. All affected employees were notified of their termination prior to March 31, 2007. The restructuring of certain business functions included the cancellation of certain service contracts and asset losses, resulting in a charge of $0.5 million. The abandonment of certain leased facilities resulted in a charge of $0.4 million.

Interest and Other Income, Net. Interest and other income increased $0.9 million, or 42%, from $2.0 million in the first quarter of 2006 to $2.9 million in the first quarter of 2007. In August 2006, we issued $240 million in principal amount of 2.625% convertible senior notes due 2011. Proceeds from the convertible senior notes resulted in higher invested balances and an increase in interest income of $2.6 million, partially offset by an increase in interest expense of $2.0 million.

Income Taxes. We recorded income tax expense of $6.3 million and $0.9 million for the first quarters of 2006 and 2007, respectively. Income tax expense represents combined federal, foreign and state taxes at effective rates of 72% and 13% for the first quarters of 2006 and 2007, respectively. The change in effective tax rate in 2007 compared to 2006 was primarily due to the difference in tax charges for profits generated by our foreign operations and a discrete tax expense of $3.6 million during the first quarter of 2006 to reflect a change in estimate of income tax accrued on an intercompany asset transfer.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our content protection products and our software products. Our operating activities provided net cash of $21.3 and $22.2 million in the first quarters of 2006 and 2007, respectively. Cash provided by operating activities increased $0.9 million from the first quarter of 2006 to the first quarter of 2007, primarily due to an increase in net income, adjusted for non-cash expenses such as depreciation, amortization and equity-based compensation. To a lesser extent, the increase was due to an increase in customer collections, partially offset by an increase in liabilities. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1A.

We used $53.4 million less cash for investing activities in the first quarter of 2007 than in the first quarter of 2006. Although the acquisition of Mediabolic was effective January 1, 2007, we paid $40.2 million in cash consideration during 2006. As a result, cash used during the first quarter of 2007 decreased from the first quarter of 2006, primarily due to the acquisition of eMeta in the first quarter of 2006. We made capital expenditures of $3.5 million and $2.0 million in the first quarter of 2006 and 2007, respectively, primarily for computer software and hardware.

Net cash provided by financing activities decreased $2.7 million, from $9.4 million in the first quarter of 2006 to $6.7 million in the first quarter of 2007, primarily due to a decrease in cash proceeds from stock option exercises and employee stock purchases.

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

In August 2006, our Board of Directors authorized the purchase of up to $100 million of our common stock from time-to-time (inclusive of the stock repurchase program mentioned above). In connection with our offering of 2.625% Convertible Senior Notes due 2011, our Board authorized the purchase of up to $50 million of our common stock under this new stock repurchase program. In the year ended December 31, 2006, we repurchased approximately 2.3 million shares of common stock for $50.0 million, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of March 31, 2007, treasury stock consisted of 5.3 million shares of common stock that we had repurchased, with a cost basis of approximately $88.4 million.

March 31, 2007, we had $165.2 million in cash and cash equivalents, $165.2 million in short-term investments, and $152.9 million in long-term marketable investment securities, which includes $20.4 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will aggregate approximately $11.0 million in order to support the growth of our business and strengthen our operations infrastructure.

We have future minimum lease payments of approximately $67.3 million under operating and capital leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

During the first quarter of 2007, we reclassed $40.1 million from current taxes payable to non-current taxes payable.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $392.9 million as of March 31, 2007. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $1.3 million decrease (approximately 0.3%) in the fair value of our fixed income available-for-sale securities as March 31, 2007. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

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

Strategic Investments. We currently hold interests in a number of companies. These investments, at book value totaling $25.4 million and $22.7 million, represented 3.0% and 2.8% of our total assets as of March 31, 2007 and December 31, 2006, respectively. In 2006, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes. As of March 31, 2007, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and our investment in the privately-held digital watermarking company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of March 31, 2007. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting. During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

On December 19, 2003, we received notice from the USPTO declaring another interference, this time between two of its patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over the two applications at issue.

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. The parties are engaged in discovery and motion practice.

We have a family of international patents and patent applications related to the U.S. cases involved in the interference. The U.S. patent interference affects only U.S. patents and U.S. pending patent applications, not the international cases which have been granted or are proceeding to grant in Europe and Japan.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend ourselves in the arbitration proceeding. The parties are engaged in discovery and no date has yet been set for the hearing.

Macrovision vs. Wise Solutions, Inc. and Altiris Inc.

On November 21, 2006, we filed a lawsuit in the United States District Court for the Northern District of California against Wise Solutions, Inc. and Altiris, Inc., alleging infringement of two of our patents. The patents involved are: U.S. Patent No. 5,671,412 entitled “License Management System for Software Applications” and U.S. Patent No. 5,390,297 entitled “System for Controlling the Number of Concurrent Copies of a Program in a Network Based on the Number of Available Licenses.” The lawsuit further alleges Wise and Altiris tortiously interfered with Macrovision’s economic relationships with its customers and seeks a declaratory judgment from the court that Macrovision does not infringe Wise’s U.S. Patent No. 7,028,019 (“the ‘019 patent”). On January 5, 2007, the defendants counterclaimed, alleging that Macrovision’s products infringe both the ‘019 patent and Altiris’ U.S. Patent No. 7,065,566. The parties entered into a settlement agreement effective April 6, 2007 providing for certain cross-releases.

Stock Option Inquiries

In addition to the aforementioned intellectual property litigation matters, on June 13, 2006 and June 28, 2006, we announced that we had been contacted by the Securities and Exchange Commission (SEC) and had received a subpoena from the U.S. Attorney’s Office, respectively, each requesting information relating to the Company’s stock option practices. By letter dated October 24, 2006, the SEC informed us that its investigation into the matter has been terminated without enforcement action being recommended to the Commission. By letter dated January 11, 2007, the U.S. Attorney’s Office informed us that it withdrew its subpoena. The Internal Revenue Service has requested information relating to our stock option granting practices in connection with its current examination of our 2003 and 2004 federal tax returns. We believe that the findings of this review of stock option practices has no material impact on the financial statements included in this report or on any previously issued financial statements.

As of March 31, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A. of our 2006 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes in our risk factors since the filing of our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.01	Amendment dated February 12, 2007 to Alfred Amoroso’s Offer Letter	8-K	2/13/07	10.01

10.02	2007 Senior Executive Company Incentive Plan	8-K	2/13/07	10.02

10.03	Form of Executive Severance and Arbitration Agreement	10-K	2/28/07	10.22

10.04	Amendment to James Budge’s offer letter dated August 1, 2006	8-K	8/3/06	10.02

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Authorized Officer:

Date: May 9, 2007	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: May 9, 2007	By:	/s/ James Budge
James Budge
Chief Financial Officer