Form 10-Q
period 2007-06-30
MACROVISION CORP
filed 2007-08-08
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common stock, $0.001 par value	54,889,008

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Current assets:
Cash and cash equivalents	$133,978	$159,666
Advance payments for acquisition of Mediabolic	—	40,241
Short-term investments	279,252	121,559
Accounts receivable, net	42,396	66,723
Deferred tax assets	3,234	—
Taxes receivable	3,169	—
Prepaid expenses and other current assets	16,471	14,402

Total current assets	478,500	402,591

Long-term marketable investment securities	129,589	175,165
Restricted cash	12,000	12,000
Deferred tax assets	41,147	28,730
Property and equipment, net	22,290	21,818
Other intangibles from acquisitions, net	27,507	25,368
Patents and other assets	17,526	17,894
Goodwill	171,022	136,049

Total assets	$899,581	$819,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,656	$4,378
Accrued expenses	28,454	34,073
Income taxes payable	—	37,632
Deferred revenue	33,457	33,831

Total current liabilities	65,567	109,914
Convertible senior notes	240,000	240,000
Taxes payable, non-current	41,615	—
Other non current liabilities	1,915	3,559

Total liabilities	349,097	353,473
Stockholders’ equity:
Common stock	60	57
Treasury stock	(88,448)	(88,448)
Additional paid-in capital	447,109	372,412
Accumulated other comprehensive income	12,416	10,974
Retained earnings	179,347	171,147

Total stockholders’ equity	550,484	466,142

Total liabilities and stockholders’ equity	$899,581	$819,615

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Revenues:
Licenses	$40,609	$43,326	$89,095	$88,369
Services	16,457	15,023	33,173	26,998

Total revenues	57,066	58,349	122,268	115,367
Cost of revenues:
License fees	1,985	2,568	3,817	4,930
Service fees*	9,451	8,265	19,811	14,487
Amortization of intangibles from acquisitions	3,598	3,490	7,211	6,733

Total cost of revenues	15,034	14,323	30,839	26,150
Gross profit	42,032	44,026	91,429	89,217
Operating expenses:
Research and development*	12,759	13,615	27,878	26,330
Selling and marketing*	16,719	16,426	35,385	33,318
General and administrative*	9,420	8,475	19,172	17,293
Restructuring and other charges	2,894	—	5,070	—

Total operating expenses	41,792	38,516	87,505	76,941

Operating income	240	5,510	3,924	12,276
Interest and other income, net	3,313	2,106	6,215	4,155

Income before income taxes	3,553	7,616	10,139	16,431
Income taxes	1,061	841	1,939	7,184

Net income	$2,492	$6,775	$8,200	$9,247

Basic net earnings per share	$0.05	$0.13	$0.16	$0.18

Shares used in computing basic net earnings per share	53,488	52,262	52,803	51,985

Diluted net earnings per share	$0.05	$0.13	$0.15	$0.18

Shares used in computing diluted net earnings per share	54,633	53,090	53,961	52,679

*Equity-based compensation by category is as follows:
Cost of revenues – Service fees	$355	$461	$698	$915
Research and development	525	1,557	1,845	3,305
Selling and marketing	484	1,858	2,090	3,964
General and administrative	1,538	1,536	3,172	3,057

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,200	$9,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,179	4,288
Amortization of intangibles from acquisitions	7,211	6,733
Amortization of note issuance costs	724	—
Equity-based compensation	8,646	11,241
Deferred taxes from equity-based compensation	—	(2,199)
Tax benefit from stock options exercises	—	2,673
Excess tax benefits from equity-based compensation	—	(479)
Changes in operating assets and liabilities:
Accounts receivable, net	24,271	5,943
Deferred revenue	(1,694)	4,265
Other assets	(3,398)	(5,612)
Other liabilities	(3,888)	13,688

Net cash provided by operating activities	45,251	49,788
Cash flows from investing activities:
Purchases of long and short-term investments	(410,156)	(195,512)
Sales or maturities of long and short-term investments	299,744	157,167
Payments made relating to the acquisition of eMeta, net of cash acquired	(900)	(34,622)
Payments made relating to the acquisition of Mediabolic, net of cash acquired	(1,466)	—
Acquisition of property and equipment	(4,029)	(8,784)
Payments for patents	(868)	(858)

Net cash used in investing activities	(117,675)	(82,609)
Cash flows from financing activities:
Proceeds from issuance of common stock from options and stock purchase plans	47,658	16,565
Excess tax benefits from equity-based compensation	—	479
Other financing activities	(664)	—

Net cash provided by financing activities	46,994	17,044
Effect of exchange rate changes on cash and cash equivalents	(258)	593

Net decrease in cash and cash equivalents	(25,688)	(15,184)
Cash and cash equivalents at beginning of period	159,666	135,625

Cash and cash equivalents at end of period	$133,978	$120,441

See the accompanying notes to the unaudited condensed consolidated financial statements.

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

In May 2007, the Company’s board of directors approved an organizational structure change that included a reduction in headcount and the creation of four new segments. See Notes 6 and 11, respectively, for further discussion.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN 48, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of Additional Paid-in-Capital in the Condensed Consolidated Balance Sheet as of the beginning of 2007.

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

NOTE 2 – EQUITY-BASED COMPENSATION

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan ("2000 Plan") and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

Restricted Stock

Restricted stock awards are issued from the 2000 Plan and vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of June 30, 2007, the number of shares awarded but unvested was 775,266.

As of June 30, 2007, the Company had 18.6 million shares reserved and 4.8 million shares remained available for issuance under the 2000 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years.

As of June 30, 2007, the Company had 1.0 million shares reserved under the Directors Plan and 0.2 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

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

As of June 30, 2007, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.4 million shares remained available for future issuance.

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

	Three months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Option Plans:
Dividends	None	None	None	None
Expected term	3.1 years	3.5 years	3.2 years	3.3 years
Risk free interest rate	4.7%	5.0%	4.7%	4.7%
Volatility rate	36%	40%	36%	41%

ESPP Plan:
Dividends	N/A	N/A	None	None
Expected term	N/A	N/A	1.3 years	1.3 years
Risk free interest rate	N/A	N/A	5.1%	4.6%
Volatility rate	N/A	N/A	33%	41%

As of June 30, 2007, there was $25.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.9 years.

The weighted average fair value of options granted during the three and six months ended June 30, 2007 was $8.06 and $8.14, respectively. The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $7.81 and $7.01, respectively. The weighted average grant date fair value of an employee purchase share right granted during the six months ended June 30, 2007 was $7.71. The weighted average grant date fair value of an employee purchase share right granted during the six months ended June 30, 2006 was $7.60.

The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $14.5 million and $19.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

NOTE 3 – BUSINESS COMBINATION AND ASSET PURCHASES

Mediabolic, Inc.

In January 2007, the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.4 million of cash consideration, of which $40.2 million was paid in 2006 and $3.2 million was paid in 2007. Mediabolic is a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends the Company’s capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s results have been included in the Company’s Embedded Solutions segment. The condensed consolidated financial statements include the results of operations of Mediabolic since January 1, 2007, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of January 1, 2007
Cash and cash equivalents	$2,005
Accounts receivable	35
Other assets	749

Total tangible assets acquired	2,789

Accounts payable & accrued liabilities	(1,312)
Deferred revenue	(1,341)

Total liabilities assumed	(2,653)

Net assets acquired	$136

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Mediabolic (in thousands):

Cash paid	$43,713
Net assets acquired	(136)

Total goodwill and intangible assets acquired	$43,577

Intangible Assets	Amount	Amortization Period in Years
Existing technology	$6,996	4
Core technology	1,011	3
Customer Relationships	979	5
Covenant Not to compete	358	1
Goodwill	34,233	Not Applicable

Total	$43,577

As of June 30, 2007, the amount allocated to goodwill may be further adjusted during the year as a result of changes in deferred tax assets. The weighted average amortization period for amortizable Mediabolic intangible assets is 3.9 years.

The amortization schedule for Mediabolic intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2007	$1,320
2008	2,282
2009	2,282
2010	1,945
2011	195

Total	$8,024

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

NOTE 4 – GOODWILL AND OTHER ACQUIRED INTANGIBLES

In June 2007, the Company reorganized its structure into four new segments. See Note 11 for further details and discussion.

The following table summarizes the Company’s goodwill activity (in thousands):

Goodwill, net at December 31, 2006	$136,049
Acquisition of Mediabolic, Inc.	34,233
Changes due to foreign currency exchange rates	740

Goodwill, net at June 30, 2007	$171,022

In connection with the reorganization of segments discussed in Note 11, the Company is in the process of completing an assessment of its reporting units. Based on information available, the Company has not identified any evidence of impairment of goodwill.

The Company’s intangible assets from acquisitions subject to amortization as of December 31, 2006 and June 30, 2007 are as follows (in thousands):

	December 31, 2006
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$45,039	$(28,956)	$16,083
Existing contracts	13,725	(9,231)	4,494
Patents and trademarks	9,663	(4,872)	4,791

	$68,427	$(43,059)	$25,368

	June 30, 2007
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$53,068	$(34,231)	$18,837
Existing contracts	15,147	(10,408)	4,739
Patents and trademarks	9,721	(5,790)	3,931

	$77,936	$(50,429)	$27,507

As of June 30, 2007, the Company’s estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2007	$7,125
2008	10,984
2009	6,221
2010	2,991
2011 and thereafter	186

Total amortization expense	$27,507

NOTE 5 – STRATEGIC INVESTMENTS

As of June 30, 2007 and December 31, 2006, the adjusted cost of the Company’s strategic investments totaled $24.8 million and $22.7 million, respectively. The Company’s strategic investments include public and non-public companies. As of June 30, 2007, the adjusted cost of the Company’s strategic investments consisted of its investment in Digimarc, a publicly traded company, and its investment in a privately-held digital watermarking company.

In 2006, the Company invested $5.0 million in a privately-held digital watermarking company which has been recorded at cost as a strategic investment and classified on the balance sheet under “Prepaid expenses and other current assets.”

The Company holds investments in other privately-held companies, which had no carrying value as of June 30, 2007.

The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.”

There were no impairment charges related to the Company’s strategic investments during the three and six months ended June 30, 2007 and 2006.

NOTE 6 – RESTRUCTURING AND OTHER CHARGES

In May 2007, the Company’s board of directors approved an organizational structure change which included the creation of four new segments. The organizational realignment enables the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. The reorganization included a workforce reduction in headcount of approximately eight percent, resulting in a charge of $2.9 million. All affected employees were notified of their termination prior to June 30, 2007. See Note 11 for further discussion on the four new segments.

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

A summary of restructuring activities for the three and six months ended June 30, 2007 follows (in thousands):

	Termination Benefits	Contract Terminations	Abandonment of Facilities	Asset Impairment	Total
Charged in Quarter Ended March 31, 2007	$1,302	$302	$371	$201	$2,176
Cash Payments	(1,119)	(49)	(65)	—	(1,233)
Restructuring Charges	—	—	—	(201)	(201)

Accrual Balance as of March 31, 2007	183	253	306	—	742
Charged in Quarter Ended June 30, 2007	2,894	—	—	—	2,894
Non-cash equity-based compensation	(841)	—	—	—	(841)
Cash Payments for Q1 Action	(155)	(253)	(58)	—	(466)
Cash Payments for Q2 Action	(1,195)	—	—	—	(1,195)

Accrual Balance as of June 30, 2007	$886	$—	$248	$—	$1,134

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and its asset impairment charges in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Basic EPS – weighted average number of common shares outstanding	53,488	52,262	52,803	51,985
Effect of dilutive common equivalent shares	1,145	828	1,158	694

Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	54,633	53,090	53,961	52,679

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock options (1)	1,164	5,676	1,455	6,353
Restricted stock (1)	—	—	—	—
Convertible senior notes (2)	—	—	—	—
Warrants (1)	7,955	—	7,955	—

Total weighted average potential common shares excluded from diluted net earnings per share	9,119	5,676	9,410	6,353

(1)	These potential common share units were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.
(2)	Potential common shares related to the convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,492	$6,775	$8,200	$9,247
Other comprehensive income:
Unrealized gains (losses) on investments	(604)	(1,589)	1,018	347
Foreign currency translation adjustments	443	1,875	424	2,076

Comprehensive income	$2,331	$7,061	$9,642	$11,670

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

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $1.1 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded income tax expense of $1.9 million and $7.2 million, respectively. Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings. A discrete tax benefit of $0.8 million was recorded during the second quarter of 2007 from disqualifying dispositions of shares issued under the Company’s employee stock purchase plan and incentive stock options.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as tax planning strategies.

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances as of June 30, 2007, will be realized. There were no adjustments to the valuation allowance balance in the three months ended June 30, 2007.

The Company adopted FIN 48 effective January 1, 2007. As a result of adopting FIN 48, the Company recorded a credit of approximately $16.3 million to additional paid-in-capital as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $35.6 million which, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of $4.5 million. During the first quarter of 2007, the Company reclassified $40.1 million from current taxes payable to non-current taxes payable. The Company recognized accrued interest related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of income tax expense.

The Company conducts business globally and, as a result, files U.S. federal, state and foreign income tax returns in various jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including Japan, the Netherlands, the United Kingdom and the U.S. With few exceptions, the Company is no longer subject to income tax examinations for years before 2003. The Company is currently under audit by the Internal Revenue Service (IRS) for the 2003 and 2004 tax years. As part of the audit, the Company has responded to IRS information requests regarding Company stock option granting practices.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

In June 2007, the Company announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enables the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Segment information is presented based upon the Company’s management organization structure, in place beginning June 5, 2007, and has reclassified prior periods’ segment data to reflect the four new segments. Future changes to this internal financial structure may result in changes to the segments disclosed. Prior to June 2007, the Company’s two segments were Entertainment Technologies and Software Technologies.

Each segment contains closely related products that are unique to the particular segment. Segment operating income is determined based upon internal performance measures used by the President and CEO.

The Company derives its segment results from its internal management reporting system. Management measures the performance of each reportable segment based upon several metrics including net revenue and segment operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. In addition, the Company does not allocate to its segments restructuring and other charges related to restructuring actions. Management has excluded such unallocated costs from segment operating income since they are not used to measure segment performance.

The Embedded Solutions segment focuses on hardware manufacturers with solutions enabling them to protect and enhance digital content in digital set top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including the Company's analog copy protection (ACP) technology and middleware platform. Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

The Entertainment segment focuses on the Company’s worldwide entertainment and studio customers, including the continuing relationships with the Motion Picture Association of America (MPAA) and Independent studios. The Entertainment solutions include various digital content protection and enhancement products and services for digital content owners and system operators. Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

The Software segment focuses on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; and Admin Studio. Prior to June 2007, these products were formerly part of the Software Technologies segment.

The Distribution and Commerce segment focuses on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit will include solutions targeted at digital distribution services for games and other content areas, as well as the Company's RightAccess and RightCommerce solutions. Prior to June 2007, these products were formerly part of both the Entertainment and Software Technologies segments.

Information regarding the Company’s segments for the three and six months ended June 30, 2007 and 2006 is as follows:

Segment data:

The following tables summarize segment revenue and operating results for each segment. Segment operating income is based on the segment’s revenue less the respective segment’s cost of revenues, selling and research and development expenses. Operating results for each segment is further reconciled to operating income:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment Revenue:
Embedded Solutions	$14,270	$7,914	$33,899	$21,822
Entertainment	9,030	14,682	23,310	29,127
Software	29,054	30,562	54,733	55,366
Distribution and Commerce	4,712	5,191	10,326	9,052

Total segment revenue	$57,066	$58,349	$122,268	$115,367

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Segment Operating Results:
Embedded Solutions	$11,067	$7,151	$26,931	$20,325
Entertainment	4,352	7,741	13,528	14,825
Software	12,945	12,065	21,949	19,027
Distribution and Commerce	(6,740)	(2,109)	(13,743)	(2,779)

Segment operating income	21,624	24,848	48,665	51,398
Unallocated costs	(18,490)	(19,338)	(39,671)	(39,122)
Restructuring and other charges	(2,894)	—	(5,070)	—

Operating income	$240	$5,510	$3,924	$12,276

Information on Revenue by Geographic Areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
United States	$28,883	$36,041	$63,660	$65,139
International	28,183	22,308	58,608	50,228

	$57,066	$58,349	$122,268	$115,367

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including those located in Illinois, San Francisco, New York, the United Kingdom and Japan, which expire at various dates from 2008 through 2016. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software and equipment under capital lease agreements which expire on March 1, 2009. The current and long-term portions of the capital lease have been recorded in “Accrued expenses” and “Other non current liabilities,” respectively, on the condensed consolidated balance sheet as of June 30, 2007. Depreciation of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of June 30, 2007 were as follows (in thousands):

	Operating Leases	Capital Lease
Remainder 2007	$4,257	$813
2008	7,472	1,625
2009	6,166	406
2010	6,145	—
2011	6,259	—
Thereafter	31,583	—

Total minimum lease payments	$61,882	$2,844

Less: Amounts representing interest		(164)

Present value of minimum lease payments		2,680
Less: current portion of obligations under capital leases		(1,497)

Long-term portion of obligations under capital leases		$1,183

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

USPTO Interference Proceedings Between Macrovision Corporation and Intertrust Technologies

The Company received notice on September 4, 2003 that the USPTO had declared an interference between our U.S. Patent No. 5,845,281 (“the ’281 patent”) together with two of our continuation applications, and a patent application from Intertrust Technologies Corporation (“Intertrust”). On or about December 28, 2005, the Board of Patent Appeals (“BPA”) issued its final ruling in the case, holding that the ‘281 patent had priority over the two Intertrust patent applications at issue, but also that the inventor of the ‘281 patent had committed inequitable conduct during the prosecution of that patent. As a result of this decision, the Company’s ‘281 patent was rendered unenforceable.

On December 19, 2003, the Company received notice from the USPTO declaring another interference, this time between two of its patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over the Company’s two applications at issue.

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. In June 2007, the parties reached a settlement of the matter whereby both parties dismissed their respective claims with prejudice. The other terms of the settlement are confidential.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust”). The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, the Company could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the Company’s conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. The Company denies these allegations and intends to vigorously defend itself in the arbitration proceeding. The parties are engaged in discovery. A hearing is scheduled to begin on December 3, 2007.

As of June 30, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

Overview

Macrovision Corporation provides a broad set of solutions that enable businesses to protect, enhance and distribute their digital goods to consumers across multiple channels. Macrovision solutions are deployed by companies in the entertainment, consumer electronics, gaming, software, information publishing and corporate IT markets to solve industry-specific challenges and bring greater value to their customers.

In June 2007, we announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enables us to increase our focus on long-term growth, market opportunities and meeting customer needs.

The Embedded Solutions segment focuses on hardware manufacturers with solutions enabling them to protect and enhance digital content in digital set top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including the our analog copy protection (ACP) technology and middleware platform. Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

The Entertainment segment focuses on our worldwide entertainment and studio customers, including the continuing relationships with the Motion Pictures Association of America (MPAA) and Independent studios. The Entertainment solutions include various digital content protection and enhancement products and services for digital content owners and system operators. Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

The Software segment focuses on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; and Admin Studio. Prior to June 2007, these products were formerly part of the Software Technologies segment.

The Distribution and Commerce segment focuses on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit will include solutions targeted at digital distribution services for games and other content areas, as well as our RightAccess and RightCommerce solutions. Prior to June 2007, these products were formerly part of both the Entertainment and Software Technologies segments.

The following tables provide revenue and operating income information by segment for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2007	2006	$ Change	% Change
Segment Revenue:
Embedded Solutions	$14,270	$7,914	$6,356	80%
Entertainment	9,030	14,682	(5,652)	-38%
Software	29,054	30,562	(1,508)	-5%
Distribution and Commerce	4,712	5,191	(479)	-9%

Total segment revenue	$57,066	$58,349	$(1,283)	-2%

Segment Operating Income:
Embedded Solutions	$11,067	$7,151	$3,916	55%
Entertainment	4,352	7,741	(3,389)	-44%
Software	12,945	12,065	880	7%
Distribution and Commerce	(6,740)	(2,109)	(4,631)	220%

Total segment operating income	$21,624	$24,848	$(3,224)	-13%

	Six Months ended June 30,
	2007	2006	$ Change	% Change
Segment Revenue:
Embedded Solutions	$33,899	$21,822	$12,077	55%
Entertainment	23,310	29,127	(5,817)	-20%
Software	54,733	55,366	(633)	-1%
Distribution and Commerce	10,326	9,052	1,274	14%

Total segment revenue	$122,268	$115,367	$6,901	6%

Segment Operating Income:
Embedded Solutions	$26,931	$20,325	$6,606	33%
Entertainment	13,528	14,825	(1,297)	-9%
Software	21,949	19,027	2,922	15%
Distribution and Commerce	(13,743)	(2,779)	(10,964)	395%

Total segment operating income	$48,665	$51,398	$(2,733)	-5%

Segment operating income excludes equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. Segment operating income also excludes restructuring and other related charges.

The following table provides the percentage of total net revenue represented by each segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Embedded Solutions	25%	14%	28%	19%
Entertainment	16	25	19	25
Software	51	52	45	48
Distribution and Commerce	8	9	8	8

	100%	100%	100%	100%

Embedded Solutions

Revenues from our Embedded Solutions segment increased 80%, or $6.4 million, from the second quarter of 2006 to the comparable period in 2007. Revenues from our Embedded Solutions segment increased 55%, or $12.1 million from the six months ended June 30, 2006 to the comparable period in 2007. Operating income from our Embedded Solutions segment increased 55%, or $3.9 million, from the second quarter of 2006 to the comparable period in 2007. Operating income from our Embedded Solutions segment increased 33%, or $6.6 million from the six months ended June 30, 2006 to the comparable period in 2007. The increases in revenue and operating income from Embedded Solutions are due to the proliferation of digital set-top boxes and other CE devices using our technology.

We actively engage in activities focused on identifying third parties who did not report to us the amount of royalties owed under license agreements with us. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

We anticipate that future revenues and operating income from our Embedded Solutions segment will continue to increase in absolute terms, but may vary as a percentage of our total revenues.

Entertainment

Revenues from our Entertainment segment decreased $5.7 million, or 38% from the second quarter of 2006 to the same period in 2007. Entertainment segment revenues decreased $5.8 million or 20% from the six months ended June 30, 2006 to the same period in 2007. Operating income from our Entertainment segment decreased $3.4 million, or 44% from the second quarter of 2006 to the same period in 2007. Operating income from our Entertainment segment decreased $1.3 million or 9% from the six months ended June 30, 2006 to the same period in 2007. These decreases in revenue and operating income from our Entertainment segment were due to declines in royalty volumes from our studio customers.

We actively engage in activities focused on identifying studios who have misreported to us the amount of royalties owed under license agreements with us. As a result, from time to time, we may not receive timely replicator reports, and therefore, we may recognize revenues that relate to activities from prior periods. These royalty recoveries may cause revenues to be higher or lower than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

We anticipate that future revenues and operating income from our Entertainment segment will continue to be a significant part of our revenues, but may vary as a percentage of our total revenues.

Software

Revenues from our Software segment decreased $1.5 million, or 5% from the second quarter of 2006 to the same period in 2007. Revenues slightly decreased $0.6 million, or 1% from the six months ended June 30, 2006 to the same period in 2007. The decreases in our Software revenue are primarily related to a decline in significant licensing arrangements from the prior year. The decreases were partially offset by increases in support revenue due to the growth of our customer base.

Operating income from our Software segment increased $0.9 million, or 7% from the second quarter of 2006 to the same period in 2007. Operating income from our Software segment increased $2.9 million, or 15% from the six months ended June 30, 2006 to the same period in 2007. The increases in operating income, despite the decline in revenue, are primarily due to reduced research and development costs in the comparable periods.

We believe that revenues and operating income from our Software segment will continue to increase in the future in absolute terms, but may vary as a percentage of our total revenues.

Distribution and Commerce

Revenues from the Distribution and Commerce segment decreased $0.5 million, or 9%, from the second quarter of 2006 to the same period in 2007 primarily due to the decline in licensing revenues from our digital distribution products. Revenues from the Distribution and Commerce segment increased $1.3 million, or 14%, from the six months ended June 30, 2006 to the same period in 2007 primarily due to higher volumes in our digital distribution services for games, partially offset by the decline in licensing revenues from our RightCommerce products.

Operating loss from the Distribution and Commerce segment increased $4.6 million from the second quarter of 2006 to the same period in 2007. Operating loss from the Distribution and Commerce segment increased $11.0 million from the six months ended June 30, 2006 to the same period in 2007. These increases are primarily due to significant investment in the infrastructure in addition to the decline in licensing revenues from our commerce products.

We believe that revenues and operating income from our Distribution and Commerce segment may vary in the future in absolute terms and as a percentage of our total revenues.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend in has been principally due to the tendency of certain of our customers to manufacture and release new video and games titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year. We have also found that typical software and enterprise customers tend to spend up to one-third of their annual capital budgets in the fourth calendar quarter.

Costs and Expenses

Our cost of revenues consists primarily of service costs, replicator fees, patent amortization and other related costs. Service costs include customer support, professional services costs, hosting, bandwidth and equipment maintenance costs. Cost of revenues also includes amortization of intangibles from acquisitions. Our research and development expenses are comprised primarily of employee compensation and benefits, tooling and supplies and an allocation of overhead and facilities costs. Our selling and marketing expenses are comprised primarily of employee compensation and benefits, travel, advertising and an allocation of overhead and facilities costs. Our general and administrative expenses are comprised primarily of employee compensation and benefits, travel, accounting and tax fees and an allocation of overhead and facilities costs.

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

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

The following tables present our condensed consolidated statements of income compared to the prior year periods (in thousands).

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Net Revenues:
Licenses	$40,609	$43,326	$(2,717)	-6%
Services	16,457	15,023	1,434	10%

Total revenues	57,066	58,349	(1,283)	-2%
Cost of revenues:
License fees	1,985	2,568	(583)	-23%
Service fees	9,451	8,265	1,186	14%
Amortization of intangibles from acquisitions	3,598	3,490	108	3%

Total cost of revenues	15,034	14,323	711	5%
Gross profit	42,032	44,026	(1,994)	-5%
Operating expenses:
Research and development	12,759	13,615	(856)	-6%
Selling and marketing	16,719	16,426	293	2%
General and administrative	9,420	8,475	945	11%
Restructuring and other charges	2,894	—	2,894	100%

Total operating expenses	41,792	38,516	3,276	9%

Operating income	240	5,510	(5,270)	-96%
Interest and other income, net	3,313	2,106	1,207	57%

Income before income taxes	3,553	7,616	(4,063)	-53%
Income taxes	1,061	841	220	26%

Net income	$2,492	$6,775	$(4,283)	-63%

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Net Revenues:
Licenses	$89,095	$88,369	$726	1%
Services	33,173	26,998	6,175	23%

Total revenues	122,268	115,367	6,901	6%
Cost of revenues:
License fees	3,817	4,930	(1,113)	-23%
Service fees	19,811	14,487	5,324	37%
Amortization of intangibles from acquisitions	7,211	6,733	478	7%

Total cost of revenues	30,839	26,150	4,689	18%
Gross profit	91,429	89,217	2,212	2%
Operating expenses:
Research and development	27,878	26,330	1,548	6%
Selling and marketing	35,385	33,318	2,067	6%
General and administrative	19,172	17,293	1,879	11%
Restructuring and other charges	5,070	—	5,070	100%

Total operating expenses	87,505	76,941	10,564	14%

Operating income	3,924	12,276	(8,352)	-68%
Interest and other income, net	6,215	4,155	2,060	50%

Income before income taxes	10,139	16,431	(6,292)	-38%
Income taxes	1,939	7,184	(5,245)	-73%

Net income	$8,200	$9,247	$(1,047)	-11%

License Revenues. Our license revenues decreased $2.7 million, or 6%, from the second quarter of 2006 to the second quarter of 2007 primarily due to the decline in royalty volumes from studios and software license arrangements, partially offset by the increase in revenue from our Embedded Solutions products.

License revenues increased $0.7 million, or 1% for the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to the increase in Embedded Solutions revenue, partially offset by the decline in studio royalty volumes and software license arrangements.

Service Revenues. Our service revenues increased $1.4 million, or 10%, from the second quarter of 2006 to the second quarter of 2007 primarily due to increases in software support revenue driven by a growing customer base and higher volumes in our digital distribution services for games.

Service revenues increased $6.2 million, or 23% for the six months ended June 30, 2007 compared to the same period in 2006 due to increases in software support revenue driven by a growing customer base and higher volumes in our digital distribution services for games and increases in consulting services.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues decreased slightly from 6% to 5% for the three months ended June 30, 2007 compared to the same period in 2006, and from 6% to 4% for the six months ended June 30, 2007 compared to the same period in 2006. Cost of revenues from license fees decreased $0.6 million from $2.6 million in the second quarter of 2006 to $2.0 million in the second quarter of 2007. Year to date, cost of revenues from license fees decreased $1.1 million, from $4.9 million for the six months ended June 30, 2006 to $3.8 million for the same period in 2007. The decline in cost of revenues – license fees as a percentage of revenues is primarily due to the growth in Embedded Solutions products which have high gross margins.

We anticipate our cost of revenues from license fees may increase as we continue to increase activity in our licensing products and expand our customer base.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 55% in the second quarter of 2006 to 57% for the second quarter of 2007. Cost of revenues from service fees increased $1.2 million from $8.3 million in the second quarter of 2006 to $9.5 million in the second quarter of 2007.

Cost of revenues from service fees as a percentage of service revenues increased from 54% for the six months ended June 30, 2006 to 60% for the same period in 2007. Cost of revenues from service fees increased $5.3 million, from $14.5 million for the six months ended June 30, 2007 to $19.8 million.

These increases in cost of revenues from service fees are primarily due to costs related to the Mediabolic business which was acquired on January 1, 2007.

We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased $0.1 million and $0.5 million from the three and six months ended June 30, 2006 to the comparable periods in 2007, respectively, primarily due to the amortization of intangibles from the acquisition of Mediabolic in January 2007.

Research and Development. Research and development expenses decreased by $0.9 million, or 6%, from $13.6 million in the second quarter of 2006 to $12.8 million in the second quarter of 2007. Research and development expenses decreased slightly as a percentage of net revenues from 23% in the second quarter of 2006 to 22% the same period in 2007. These decreases are primarily due to a decline in headcount as a result of the reorganization in June 2007, partially offset by costs related to the Mediabolic business.

Research and development expenses increased by 6%, or $1.5 million, from $26.3 million in the six months ended June 30, 2006 to $27.9 million in the same period in 2007. This increase was due to the acquisition of Mediabolic in January 2007, partially offset by the decline in headcount as a result of the reorganization in June 2007. Research and development expenses as a percentage of net revenues were comparable for both periods at 23%.

We expect research and development expenses to increase in absolute terms as a result of expected increases in research and development activity to support our new technologies, but decrease as a percentage or net revenues.

Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 2%, from $16.4 million in the second quarter of 2006 to $16.7 million in the same period in 2007. Selling and marketing expenses, as a percentage of net revenues, increased from 28% in the second quarter of 2006 to 29% in the second quarter of 2007.

Selling and marketing expenses increased by $2.1 million, or 6%, from $33.3 million in the six months ended June 30, 2006 to $35.4 million in the same period in 2007. Selling and marketing expenses, as a percentage of net revenues was consistent in the six months ended June 30, 2006 to the same period in 2007.

The increases in sales and marketing expenses from the prior year periods is primarily due to an increase in costs related to the acquisition of Mediabolic in January 2007, partially offset by a decline in headcount related expenses as a result of the reorganization in June 2007.

We expect selling and marketing expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased by $0.9 million, or 11%, from $8.5 million in the second quarter of 2006 to $9.4 million in the second quarter of 2007. General and administrative expenses as a percentage of net revenues increased from 15% for the three months ended June 30, 2006 to 17% for the three months ended June 30, 2007. General and administrative expenses increased by $1.9 million, or 11%, from $17.3 million in the six months ended June 30, 2006 to $19.2 million in the same period in 2007. General and administrative expenses as a percentage of net revenues for the six months ended June 30 increased slightly from 15% in 2006 to 16% in 2007. These increases are primarily due to additional headcount to support the overall growth of the business. We expect our general and administrative expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to grow our business.

Restructuring and other charges. In June 2007, we announced an organizational structure change which included the creation of four new segments. The organizational realignment enables us to increase our focus on long-term growth, market opportunities and meeting customer needs. The reorganization included a workforce reduction in headcount of approximately eight percent, resulting in a charge of $2.9 million. All affected employees were notified of their termination prior to June 30, 2007.

In January 2007, our board of directors approved a restructuring program, which included a workforce reduction, a restructuring of certain business functions and an abandonment of certain facilities. The workforce reduction resulted in a charge of $1.3 million. All affected employees were notified of their termination prior to March 31, 2007. The restructuring of certain business functions included the cancellation of certain service contracts and asset losses, resulting in a charge of $0.5 million. The abandonment of certain leased facilities resulted in a charge of $0.4 million.

Interest and Other Income, Net. Net interest and other income increased $1.2 million, or 57%, from $2.1 million in the second quarter of 2006 to $3.3 million in the second quarter of 2007. Interest and other income increased $2.1 million, or 50%, from $4.2 million in the six months ended June 30, 2006 to $6.2 million in the same period in 2007. In August 2006, we issued $240 million in principal amount of 2.625% convertible senior notes due 2011. Proceeds from the convertible senior notes resulted in higher invested balances and increased interest income, partially offset by an increase in interest expense related to the senior notes.

Income Taxes. We recorded income tax expense of $1.1 million and $0.8 million for the second quarters of 2007 and 2006, respectively. Our effective tax rate was 30% and 11% for the second quarters of 2007 and 2006, respectively. The change in effective tax rate in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to the change in the proportion of profit generated by certain foreign operations which the Company plans to indefinitely reinvest outside the U.S. and for which no U.S. tax was provided, as well as a discrete tax benefit of $0.8 million during the second quarter of 2007 from disqualifying dispositions of shares issued under our employee stock purchase plan and incentive stock options.

Income tax expense decreased $5.2 million to $1.9 million for the six months ended June 30, 2007 from $7.2 million for the six months ended June 30, 2006. The decrease is primarily due to $3.6 million recorded during the quarter ended March 31, 2006 as a discrete item related to a change in estimate for income tax accrued on an intercompany transfer of assets.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations. Our operating activities provided net cash of $45.3 million and $49.8 million in the six months ended June 30, 2007 and 2006, respectively. Cash provided by operating activities decreased $4.5 million from the six months ended June 30, 2006 to the same period in 2007, primarily due to the timing of receivables collections and payment of liabilities. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1A.

We used $35.1 million more cash for investing activities in the first six months of 2007 than for the same period in 2006, primarily due to higher net purchases of long- and short-term marketable investment securities. These increases were partially offset by $32.3 million less in payments for acquisitions and $4.8 million less in capital expenditures.

Net cash provided by financing activities increased $30.0 million from the prior year period, primarily due to an increase in cash proceeds from stock option exercises and employee stock purchases.

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

In August 2006, our Board of Directors authorized the purchase of up to $100 million of our common stock from time-to-time (inclusive of the stock repurchase program mentioned above). In connection with our offering of 2.625% Convertible Senior Notes due 2011, our Board authorized the purchase of up to $50 million of our common stock under this new stock repurchase program. In the year ended December 31, 2006, we repurchased approximately 2.3 million shares of common stock for $50.0 million, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of June 30, 2007, treasury stock consisted of 5.3 million shares of common stock that we had repurchased, with a cost basis of approximately $88.4 million.

As of June 30, 2007, we had $134.0 million in cash and cash equivalents, $279.3 million in short-term investments, and $129.6 million in long-term marketable investment securities, which includes $19.8 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the remainder of the year will aggregate approximately $9.0 million in order to support the growth of our business and strengthen our operations infrastructure.

We have future minimum lease payments of approximately $64.7 million under operating and capital leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

During the first six months of 2007, we reclassified $40.9 million from current taxes payable to non-current taxes payable.

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

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $460.3 million as of June 30, 2007. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $1.3 million decrease (approximately 0.3%) in the fair value of our fixed income available-for-sale securities as of June 30, 2007.

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

Strategic Investments. We currently hold interests in a number of companies. These investments, at book value totaling $24.8 million and $22.7 million, represented 2.8% and 2.8% of our total assets as of June 30, 2007 and December 31, 2006, respectively. In 2006, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes. As of June 30, 2007, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and our investment in the privately-held digital watermarking company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of June 30, 2007. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

Long-term Debt. The fair market value of the 2.625% convertible senior notes is subject to interest rate market price risk and equity risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes will also increase as the market price of our stock rises and decrease as the market price of our stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

USPTO Interference Proceedings Between Macrovision Corporation and Intertrust Technologies

We received notice on September 4, 2003 that the USPTO had declared an interference between our U.S. Patent No. 5,845,281 (“the ’281 patent”) together with two of our continuation applications, and a patent application from Intertrust Technologies Corporation (“Intertrust”). On or about December 28, 2005, the Board of Patent Appeals (“BPA”) issued its final ruling in the case, holding that the ‘281 patent had priority over the two Intertrust patent applications at issue, but also that the inventor of the ‘281 patent had committed inequitable conduct during the prosecution of that patent. As a result of this decision, the ‘281 patent was rendered unenforceable.

On December 19, 2003, we received notice from the USPTO declaring another interference, this time between two of our patent applications and four of Intertrust’s patents. On or about April 11, 2005, the BPA issued its final ruling, holding that the Intertrust patents had priority over our two applications at issue.

Intertrust and Macrovision filed lawsuits on July 28, 2006 and July 31, 2006, respectively, in the U.S. District Court for the Northern District of California against the other party, seeking to overturn the BPA’s rulings adverse to the parties in the two interference proceedings. In June 2007, the parties reached a settlement of the matter whereby both parties dismissed their respective claims with prejudice. The other terms of the settlement are confidential.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend ourselves in the arbitration proceeding. The parties are engaged in discovery. A hearing is scheduled to begin on December 3, 2007.

As of June 30, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

At our annual meeting of stockholders held on April 26, 2007, each of the following matters were voted on: (1) election of directors and (2) ratification and appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

Each of the following individuals was elected to the board of directors to hold office until the 2008 annual meeting of stockholders, or until a successor is duly elected and qualified or the director’s earlier death, resignation or removal:

	Votes For	Votes Withheld
John O. Ryan	47,093,622	2,104,303
Alfred J. Amoroso	48,511,785	686,140
Donna S. Birks	48,505,408	692,517
Steven G. Blank	46,634,276	2,563,649
Andrew K. Ludwick	48,511,830	686,095
Robert J. Majteles	47,528,139	1,669,786
William N. Stirlen	48,348,181	849,744

The proposal to ratify the appointment of KPMG, LLP as our independent registered public accounting firm for the year ending December 31, 2007 was approved by the following vote:

Votes For	Votes Against	Abstentions
46,634,581	1,581,594	19,895

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.01	2007 Business Unit Management Incentive Plan	8-K	6/5/07	10.01

10.02	2007 Senior Executive Company Incentive Plan				X

10.03	2007 Business Unit Management Incentive Plan				X

10.04	Severance Agreement with Loren Hillberg dated May 28, 2007				X

10.05	Form of Executive Severance and Arbitration Agreement				X

10.06	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007				X

10.07	Executive Severance and Arbitration Agreement with Alfred J. Amoroso dated August 6, 2007	8-K	8/7/07	10.1

31.01	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macrovision Corporation

Authorized Officer:

Date: August 8, 2007	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:

Date: August 8, 2007	By:	/s/ James Budge
James Budge
Chief Financial Officer