Form 10-Q
period 2007-09-30
MACROVISION CORP
filed 2007-11-07
CIK 1027443

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2007
Common stock, $0.001 par value	53,618,434

MACROVISION CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$180,234	$159,666
Advance payments for acquisition of Mediabolic	—	40,241
Short-term investments	231,913	121,559
Accounts receivable, net	62,059	66,723
Deferred tax assets	3,156	—
Taxes receivable	1,064	—
Prepaid expenses and other current assets	10,416	14,402

Total current assets	488,842	402,591
Long-term marketable investment securities	98,841	175,165
Restricted cash	12,000	12,000
Deferred tax assets	43,102	28,730
Property and equipment, net	15,038	21,818
Other intangibles from acquisitions, net	23,927	25,368
Patents and other assets	21,491	17,894
Goodwill	171,674	136,049

Total assets	$874,915	$819,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,178	$4,378
Accrued expenses	25,762	34,073
Income taxes payable	—	37,632
Deferred revenue	30,619	33,831

Total current liabilities	61,559	109,914
Convertible senior notes	240,000	240,000
Taxes payable, non-current	44,576	—
Other non current liabilities	1,213	3,559

Total liabilities	347,348	353,473
Stockholders’ equity:
Common stock	61	57
Treasury stock	(138,448)	(88,448)
Additional paid-in capital	459,261	372,412
Accumulated other comprehensive income	13,254	10,974
Retained earnings	193,439	171,147

Total stockholders’ equity	527,567	466,142

Total liabilities and stockholders’ equity	$874,915	$819,615

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Revenues:
Licenses	$62,424	$44,357	$151,520	$132,726
Services	14,347	13,790	47,519	40,788

Total revenues	76,771	58,147	199,039	173,514
Cost of revenues:
License fees	1,612	2,838	5,429	7,768
Service fees*	8,533	7,996	28,344	22,483
Amortization of intangibles from acquisitions	3,584	3,150	10,795	9,883

Total cost of revenues	13,729	13,984	44,568	40,134
Gross profit	63,042	44,163	154,471	133,380
Operating expenses:
Research and development*	13,365	13,268	41,243	39,598
Selling and marketing*	16,342	16,851	51,727	50,169
General and administrative*	11,323	9,562	30,495	26,855
Restructuring and asset impairment charges	8,069	—	13,139	—

Total operating expenses	49,099	39,681	136,604	116,622

Operating income	13,943	4,482	17,867	16,758
Interest and other income, net	4,890	2,245	11,105	6,400

Income before income taxes	18,833	6,727	28,972	23,158
Income taxes	4,741	(470)	6,680	6,713

Net income	$14,092	$7,197	$22,292	$16,445

Basic net earnings per share	$0.26	$0.14	$0.42	$0.32

Shares used in computing basic net earnings per share	54,401	51,913	53,342	51,956

Diluted net earnings per share	$0.26	$0.14	$0.41	$0.31

Shares used in computing diluted net earnings per share	55,060	52,717	54,344	52,695

* Equity-based compensation by category is as follows:

Cost of revenues – Service fees	$273	$451	$971	$1,365
Research and development	503	1,363	2,348	4,669
Selling and marketing	1,270	1,802	3,360	5,766
General and administrative	1,804	1,639	4,976	4,696

See the accompanying notes to the unaudited condensed consolidated financial statements.

MACROVISION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$22,292	$16,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,734	6,694
Amortization of intangibles from acquisitions	10,795	9,883
Amortization of note issuance costs	1,083	176
Equity-based compensation	12,496	16,496
Asset impairment charges	7,428	—
Deferred taxes from equity-based compensation	—	(3,630)
Tax benefit from stock options exercises	—	3,942
Excess tax benefits from equity-based compensation	—	(554)
Changes in operating assets and liabilities:
Accounts receivable, net	4,698	728
Deferred revenue	(4,548)	6,254
Deferred tax assets	(1,489)	(3,941)
Other assets	(1,932)	(4,739)
Other liabilities	(1,073)	12,835

Net cash provided by operating activities	57,484	60,589
Cash flows from investing activities:
Purchases of long and short-term investments	(993,788)	(600,224)
Sales or maturities of long and short-term investments	960,494	378,661
Payments made relating to the acquisition of eMeta, net of cash acquired	(900)	(35,189)
Payments made relating to the acquisition of Mediabolic, net of cash acquired	(1,392)	—
Acquisition of property and equipment	(5,514)	(10,688)
Payments for patents	(1,127)	(1,158)

Net cash used in investing activities	(42,227)	(268,598)
Cash flows from financing activities:
Principal payment under capital lease obligation	(1,084)	(585)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	233,248
Purchase of convertible bond hedge	—	(46,149)
Proceeds from issuance of warrants	—	30,347
Purchase of treasury stock	(50,000)	(49,998)
Proceeds from issuance of common stock from options and stock purchase plans	55,948	24,147
Excess tax benefits from equity-based compensation	—	554

Net cash provided by financing activities	4,864	191,564
Effect of exchange rate changes on cash and cash equivalents	447	443

Net increase (decrease) in cash and cash equivalents	20,568	(16,002)
Cash and cash equivalents at beginning of period	159,666	135,625

Cash and cash equivalents at end of period	$180,234	$119,623

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

In May 2007, the Company’s board of directors approved an organizational structure change that included a reduction in headcount and the creation of four new segments. See Notes 6 and 12, respectively, for further discussion.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of Additional Paid-in- Capital in the Condensed Consolidated Balance Sheet as of the beginning of 2007. See Note 10 for further discussion.

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

Restricted Stock

Restricted stock awards are issued from the 2000 Plan and generally vest annually over four years. Restricted stock awards are considered outstanding at the time of the grant, as the stockholders are entitled to dividends and voting rights. As of September 30, 2007, the number of shares awarded but unvested was 1,306,629.

As of September 30, 2007, the Company had 18.6 million shares reserved and 4.2 million shares remained available for issuance under the 2000 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and the remainder vests in the third year. Option grants have contractual terms ranging from five to ten years.

As of September 30, 2007, the Company had 1.0 million shares reserved under the Directors Plan and 0.2 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

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

As of September 30, 2007, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.2 million shares remained available for future issuance.

Valuation and Assumptions

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The fair value of equity-based payment awards on the date of grant is determined by an option-pricing model using a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company determines the fair value of its restricted stock awards as the difference between the market value of the awards on the date of grant less the par value of the awards granted.

Estimated volatility of the Company’s common stock for new grants is determined by using a combination of historical volatility and implied volatility in market traded options. The expected term of options granted is determined by calculating the average term from historical stock option exercise experience. The risk-free interest rate used in the option valuation model is from U.S. Treasury zero-

coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. In accordance with SFAS 123(R), the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record equity-based compensation expense only for those awards that are expected to vest. The assumptions used to value equity-based payments are as follows:

	Three months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Option Plans:
Dividends	None	None	None	None
Expected term	3.1 years	3.4 years	3.1 years	3.3 years
Risk free interest rate	4.6%	4.9%	4.7%	4.8%
Volatility rate	39%	40%	37%	41%

ESPP Plan:
Dividends	None	None	None	None
Expected term	1.2 years	1.3 years	1.2 years	1.3 years
Risk free interest rate	4.7%	4.9%	4.9%	4.8%
Volatility rate	39%	40%	36%	41%

As of September 30, 2007, there was $33.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 2.5 years.

The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $8.57 and $8.25, respectively. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 was $7.38 and $7.10, respectively. The weighted average grant date fair value of an employee purchase share right granted during the three and nine months ended September 30, 2007 was $4.52 and $7.80, respectively. The weighted average grant date fair value of an employee purchase share right granted during the three and nine months ended September 30, 2006 was $6.46 and $4.92, respectively. The weighted average fair value of a restricted stock award granted during the three and nine months ended September 30, 2007 was $24.77 and $24.86, respectively. The weighted average fair value of a restricted stock award granted during the three and nine months ended September 30, 2006 was $21.41 for both periods.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $2.1 million and $21.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

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

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of January 1, 2007
Cash and cash equivalents	$2,005
Accounts receivable	35
Other assets	590

Total tangible assets acquired	2,630

Accounts payable & accrued liabilities	(1,312)
Deferred revenue	(1,341)

Total liabilities assumed	(2,653)

Net liabilities assumed	$(23)

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Mediabolic (in thousands):

Cash paid	$43,638
Net liabilities assumed	23

Total goodwill and intangible assets acquired	$43,661

Intangible Assets	Amount	Amortization Period in Years
Existing technology	$6,996	4
Core technology	1,011	3
Customer Relationships	979	5
Covenant Not to compete	358	1
Goodwill	34,317	Not Applicable

Total	$43,661

As of September 30, 2007, the amount allocated to goodwill may be further adjusted during the year as a result of changes in deferred tax assets. The weighted average amortization period for amortizable Mediabolic intangible assets is 3.9 years.

The amortization schedule for Mediabolic intangibles is as follows (in thousands):

Year ending:	$
Remainder of 2007	$660
2008	2,282
2009	2,282
2010	1,945
2011	195

Total	$7,364

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

NOTE 4 – GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the Company’s goodwill activity (in thousands):

Goodwill, net at December 31, 2006	$136,049
Acquisition of Mediabolic, Inc.	34,317
Changes due to foreign currency exchange rates	1,308

Goodwill, net at September 30, 2007	$171,674

In connection with the reorganization of segments discussed in Note 12, the Company is in the process of completing an assessment of its reporting units and expects to complete such assessment by December 31, 2007. Based on information available, the Company did not identify any goodwill impairment.

The Company’s intangible assets from acquisitions subject to amortization as of December 31, 2006 and September 30, 2007 are as follows (in thousands):

	December 31, 2006
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$45,039	$(28,956)	$16,083
Existing contracts	13,725	(9,231)	4,494
Patents and trademarks	9,663	(4,872)	4,791

	$68,427	$(43,059)	$25,368

	September 30, 2007
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Existing technology	$53,085	$(36,874)	$16,211
Existing contracts	15,212	(11,002)	4,210
Patents and trademarks	9,765	(6,259)	3,506

	$78,062	$(54,135)	$23,927

As of September 30, 2007, the Company estimates its amortization expense in future periods to be as follows (in thousands):

Amortization Expense
Remainder of 2007	$3,545
2008	10,985
2009	6,221
2010	2,991
2011 and thereafter	185

Total amortization expense	$23,927

NOTE 5 – STRATEGIC INVESTMENTS

As of September 30, 2007 and December 31, 2006, the adjusted cost of the Company’s strategic investments totaled $23.2 million and $22.7 million, respectively. The Company’s strategic investments include public and non-public companies. Investments in public and non-public companies are classified on the condensed consolidated balance sheets in “Long-term marketable investment securities” and “Patents and other assets,” respectively.

As of September 30, 2007, the adjusted cost of the Company’s strategic investments consisted of its investment in Digimarc, a publicly traded company, and its investment in a privately-held digital watermarking company.

The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities.” The investment in the privately-held digital watermarking company, in which the Company invested $5.0 million in 2006, is classified on the balance sheet under “Patents and other assets.”

The Company holds investments in other privately-held companies, which had no carrying value as of September 30, 2007.

There were no impairment charges related to the Company’s strategic investments during the three and nine months ended September 30, 2007 and 2006.

NOTE 6 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In August 2007, the Company abandoned the development of a new distribution and commerce platform. The Company began this project in early 2006 and invested significant resources during its development stage. During the third quarter of 2007, the Distribution and

Commerce business unit focused on improving its financial performance and determined to reduce costs by abandoning the development project. The result of abandoning this project resulted in a total charge of $8.1 million, comprised of an asset impairment charge of $7.4 million, $0.4 million in contract termination costs, and $0.3 million in workforce reduction costs. All affected employees were notified of their termination prior to August 30, 2007.

In May 2007, the Company’s board of directors approved an organizational structure change which included the creation of four new segments. The organizational realignment is designed to enable the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. The reorganization included a workforce reduction in headcount of approximately eight percent, resulting in a charge of $2.9 million. All affected employees were notified of their termination prior to June 30, 2007. See Note 12 for further discussion on the four segments.

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

A summary of restructuring activities for the three and nine months ended September 30, 2007 follows (in thousands):

	Termination Benefits	Contract Terminations	Abandonment of Facilities	Asset Impairment	Total
Charged in Quarter Ended March 31, 2007	$1,302	$302	$371	$201	$2,176
Cash Payments	(1,119)	(49)	(65)	—	(1,233)
Asset impairment charges	—	—	—	(201)	(201)

Accrual Balance as of March 31, 2007	183	253	306	—	742
Charged in Quarter Ended June 30, 2007	2,894	—	—	—	2,894
Cash Payments	(1,350)	(253)	(58)	—	(1,661)
Non-cash equity-based compensation	(841)	—	—	—	(841)

Accrual Balance as of June 30, 2007	886	—	248	—	1,134
Charged in Quarter Ended September 30, 2007	245	396	—	7,428	8,069
Cash Payments	(920)	—	(67)	—	(987)
Asset impairment charges	—	—	—	(7,428)	(7,428)

Accrual Balance as of September 30, 2007	211	396	181	—	788

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Basic EPS – weighted average number of common shares outstanding	54,401	51,913	53,342	51,956
Effect of dilutive common equivalent shares	659	804	1,002	739

Diluted EPS – weighted average number of common shares and common equivalent shares outstanding	55,060	52,717	54,344	52,695

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock options (1)	2,215	5,514	1,647	6,307
Restricted stock (1)	110	54	37	18
Warrants (1)	7,955	3,447	7,955	1,136
Convertible senior notes (2)	—	—	—	—

Total weighted average potential common shares excluded from diluted net earnings per share	10,280	9,015	9,639	7,461

(1)	These potential common share units were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive.

(2)	Potential common shares related to the convertible senior notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

NOTE 8 – COMPREHENSIVE INCOME

The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$14,092	$7,197	$22,292	$16,445
Other comprehensive income:
Unrealized gains (losses) on investments	(582)	2,081	435	2,428
Foreign currency translation adjustments	1,421	929	1,845	3,005

Comprehensive income	$14,931	$10,207	$24,572	$21,878

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

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $4.7 million for the three months ended September 30, 2007 and an income tax benefit of $0.5 million for the same period in 2006. For the nine months ended September 30, 2007 and 2006, the Company recorded income tax expense of $6.7 million during each respective period. Income tax expense is based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year, including the amount of foreign reinvested earnings. A discrete tax benefit of $0.5 million was recorded during the third quarter of 2007 from disqualifying dispositions of shares issued under the Company’s employee stock purchase plan and incentive stock options.

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

Based on projections of future taxable income over the periods in which the deferred tax assets are deductible and the history of the Company’s profitability, the Company believes that it is more likely than not that the benefits of these deductible differences, net of valuation allowances as of September 30, 2007, will be realized. There were no adjustments to the valuation allowance balance or deferred taxes in the three or nine months ended September 30, 2007.

The Company adopted FIN 48 effective January 1, 2007. As a result of adopting FIN 48, the Company recorded a credit of approximately $16.3 million to additional paid-in-capital as of January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $35.6 million which, if recognized, would affect the effective tax rate. Also as of the adoption date, the Company had accrued interest expense related to unrecognized tax benefits of $4.5 million. During the first quarter of

2007, the Company reclassified $40.1 million from current taxes payable to non-current taxes payable. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense.

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

In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock, which subsumed the aforementioned stock repurchase program. In the year ended December 31, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million. In August and September 2007, the Company repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2007 and December 31, 2006, treasury stock consisted of 7.4 million shares and 5.3 million shares, respectively, of common stock that had been repurchased, with a cost basis of approximately $138.4 million and $88.5 million, respectively.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of September 30, 2007, no shares of common stock have been repurchased under this program.

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company derives its segment results from its internal management reporting system. Management measures the performance of each reportable segment based upon several metrics including net revenue and segment operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. In addition, the Company does not allocate to its segments restructuring and asset impairment charges. Management has excluded such expenses from segment operating income since they are not used to measure segment performance.

The Embedded Solutions segment focuses on consumer electronics manufacturers with solutions enabling them to protect and enhance digital content in digital set top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including the Company’s analog copy protection (ACP) technology and middleware platform. Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

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

The Distribution and Commerce segment focuses on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit includes solutions targeted at digital distribution services for games and other content areas, as well as the Company’s RightAccess and RightCommerce solutions. Prior to June 2007, these products were formerly part of both the Entertainment and Software Technologies segments.

Information regarding the Company’s segments for the three and nine months ended September 30, 2007 and 2006 is as follows:

Segment data:

The following tables summarize segment revenue and operating results for each segment. Segment operating income is based on the segment’s revenue less the respective segment’s cost of revenues, selling and marketing, and research and development expenses. Operating results for each segment is further reconciled to operating income:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Revenue:
Embedded Solutions	$33,352	$11,445	$67,251	$33,267
Entertainment	12,106	14,695	35,416	43,822
Software	26,488	26,517	81,221	81,882
Distribution and Commerce	4,825	5,490	15,151	14,543

Total segment revenue	$76,771	$58,147	$199,039	$173,514

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Segment Operating Results:
Embedded Solutions	$29,013	$10,665	$55,944	$30,990
Entertainment	8,362	7,627	21,890	22,452
Software	8,425	8,238	30,374	27,266
Distribution and Commerce	(3,735)	(1,803)	(17,478)	(4,583)

Segment operating income	42,065	24,727	90,730	76,125
Unallocated costs	(20,053)	(20,245)	(59,724)	(59,367)
Restructuring and other charges	(8,069)	—	(13,139)	—

Operating income	$13,943	$4,482	$17,867	$16,758

Information on Revenue by Geographic Areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
United States	$45,266	$30,773	$108,926	$95,912
International	31,505	27,374	90,113	77,602

	$76,771	$58,147	$199,039	$173,514

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including those located in Illinois, San Francisco, New York, the United Kingdom and Japan, which expire at various dates from 2008 through 2016. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software and equipment under capital lease agreements which expire on March 1, 2009. The current and long-term portions of the capital lease have been recorded in “Accrued expenses” and “Other non current liabilities,” respectively, on the condensed consolidated balance sheet as of September 30, 2007. Depreciation of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of September 30, 2007 were as follows (in thousands):

	Operating Leases	Capital Lease
Remainder 2007	$2,043	$407
2008	7,614	1,625
2009	6,260	406
2010	6,240	—
2011	6,349	—
Thereafter	31,419	—

Total minimum lease payments	$59,925	$2,438

Less: Amounts representing interest		(123)

Present value of minimum lease payments		2,315
Less: current portion of obligations under capital leases		(1,520)

Long-term portion of obligations under capital leases		$795

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. The Company has been sued by a customer seeking indemnity for third-party claims of intellectual property infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend the litigation vigorously. While the Company cannot predict the outcome of these proceedings or estimate the possible range of losses that may affect the Company’s results of operations or cash flows in a given period, the Company does not believe that an adverse award in such lawsuit would have a material impact on the Company’s consolidated financial position. Historically, costs related to these indemnification provisions have not been significant and the Company is not able to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust”). The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, the

Company could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to the Company’s conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. The Company denies these allegations and intends to vigorously defend itself in the arbitration proceeding. The parties are engaged in discovery. A hearing is scheduled to begin on February 25, 2008.

As of September 30, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 14 – SUBSEQUENT EVENT

On November 6, 2007, the Company announced it had signed a definitive agreement to acquire All Media Guide Holdings, Inc. (“AMG”), for $82 million in cash. This acquisition is subject to customary closing conditions and is expected to close by the end of the year. AMG is a meta data content company that provides descriptive content covering video, music and games and is designed to help in further expanding on the Company’s middleware platform and enhancing the Company’s CE offering.

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

In June 2007, we announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment is designed to enable us to increase our focus on long-term growth, market opportunities and meeting customer needs.

The Embedded Solutions segment focuses on consumer electronics manufacturers with solutions enabling them to protect and enhance digital content in digital set top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including our analog copy protection (ACP) technology and digital living network platform (DLNP). Prior to June 2007, these products were formerly part of the Entertainment Technologies segment.

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

The Distribution and Commerce segment focuses on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit includes solutions targeted at digital distribution services for games and other content areas, as well as our RightAccess and RightCommerce solutions. Prior to June 2007, these products were formerly part of both the Entertainment and Software Technologies segments.

The following tables provide revenue and operating income information by segment for the periods indicated (dollars in thousands):

	Three months ended September 30,
	2007	2006	$ Change	% Change
Segment Revenue:
Embedded Solutions	$33,352	$11,445	$21,907	191%
Entertainment	12,106	14,695	(2,589)	-18%
Software	26,488	26,517	(29)	0%
Distribution and Commerce	4,825	5,490	(665)	-12%

Total segment revenue	$76,771	$58,147	$18,624	32%

Segment Operating Income:
Embedded Solutions	$29,013	$10,665	$18,348	172%
Entertainment	8,362	7,627	735	10%
Software	8,425	8,238	187	2%
Distribution and Commerce	(3,735)	(1,803)	(1,932)	-107%

Total segment operating income	$42,065	$24,727	$17,338	70%

	Nine Months ended September 30,
	2007	2006	$ Change	% Change
Segment Revenue:
Embedded Solutions	$67,251	$33,267	$33,984	102%
Entertainment	35,416	43,822	(8,406)	-19%
Software	81,221	81,882	(661)	-1%
Distribution and Commerce	15,151	14,543	608	4%

Total segment revenue	$199,039	$173,514	$25,525	15%

Segment Operating Income:
Embedded Solutions	$55,944	$30,990	$24,954	81%
Entertainment	21,890	22,452	(562)	-3%
Software	30,374	27,266	3,108	11%
Distribution and Commerce	(17,478)	(4,583)	(12,895)	-281%

Total segment operating income	$90,730	$76,125	$14,605	19%

Segment operating income excludes equity-based compensation, amortization of intangibles, corporate marketing and general and administrative expenses. Segment operating income also excludes restructuring and asset impairment charges.

Embedded Solutions

Revenues from our Embedded Solutions segment increased from the third quarter of 2006 to the comparable period in 2007 as well as from the nine months ended September 30, 2006 to the comparable period in 2007. Operating income from our Embedded Solutions segment increased from the third quarter of 2006 to the comparable period in 2007 as well as from the nine months ended September 30, 2006 to the comparable period in 2007. The increases in revenue and operating income from Embedded Solutions were primarily due to a significant set top box licensing transaction completed in the third quarter, the proliferation of digital set top boxes and other CE devices using our technology, and the inclusion of Mediabolic since January 1, 2007.

We actively engage in activities focused on identifying third parties who did not report to us the amount of royalties owed under license agreements with us. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

We anticipate that on an annual basis, future revenues and operating income from our Embedded Solutions segment will continue to increase in absolute terms, but may vary as a percentage of our total revenues.

Entertainment

Revenues from our Entertainment segment decreased from the third quarter of 2006 to the same period in 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. Operating income from our Entertainment segment increased from the third quarter of 2006 to the same period in 2007. Operating income from our Entertainment segment was consistent from the nine months ended September 30, 2006 to the same period in 2007. The decreases in revenue from our Entertainment segment were primarily from a decline in royalty volumes and the loss of an MPAA customer. The increase in quarterly operating income was due to lower research and development costs as a result of the restructuring actions in 2007, a decline in service costs related to our Hawkeye offering and lower replicator costs commensurate with the decline in DVD royalty volumes.

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

Software

Revenues from our Software segment increased slightly from the third quarter of 2006 to the same period in 2007. Revenues slightly decreased from the nine months ended September 30, 2006 to the same period in 2007. The quarterly increase in our Software revenue is primarily related to an increase in license revenue from installation products and support revenue as our customer base continues to grow. The year to date decrease was primarily due to a decline in significant licensing arrangements from the prior year partially offset by increases in support revenue from the growth of our customer base.

Operating income from our Software segment increased from the third quarter of 2006 to the same period in 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. The overall increase in operating income, despite the decline in year to date revenue, was primarily due to reduced research and development costs in the comparable periods.

We believe that revenues and operating income from our Software segment will increase in the future in absolute terms, but may vary as a percentage of our total revenues.

Distribution and Commerce

Revenues from the Distribution and Commerce segment decreased from the third quarter of 2006 to the same period in 2007 primarily due to the decline in volume from our digital distribution products. Revenues from the Distribution and Commerce segment increased from the nine months ended September 30, 2006 to the same period in 2007 primarily due to the inclusion of eMeta for the full 2007 period.

Operating loss from the Distribution and Commerce segment increased from the third quarter of 2006 to the same period in 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. These increases were primarily due to significant investments in the infrastructure in addition to the decline in revenues from our digital distribution products. In August 2007, we abandoned the development of a new distribution and commerce platform. We began this project in early 2006 and invested significant resources during its development stage. During the third quarter of 2007, the Distribution and Commerce business focused on improving its financial performance and determined to reduce costs by abandoning the development project. The result of abandoning this project resulted in a total charge of $8.1 million, comprised of an asset impairment charge of $7.4 million, $0.4 million in contract termination costs, and $0.3 million in workforce reduction costs. All affected employees were notified of their termination prior to August 30, 2007.

We believe that revenues and operating income from our Distribution and Commerce segment will vary in the future in absolute terms and as a percentage of our total revenues.

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

Other than the critical accounting policy described below, there have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2007 as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

The following tables present our condensed consolidated statements of income compared to the prior year periods (in thousands).

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Net Revenues:
Licenses	$62,424	$44,357	$18,067	41%
Services	14,347	13,790	557	4%

Total revenues	76,771	58,147	18,624	32%
Cost of revenues:
License fees	1,612	2,838	(1,226)	-43%
Service fees	8,533	7,996	537	7%
Amortization of intangibles from acquisitions	3,584	3,150	434	14%

Total cost of revenues	13,729	13,984	(255)	-2%
Gross profit	63,042	44,163	18,879	43%
Operating expenses:
Research and development	13,365	13,268	97	1%
Selling and marketing	16,342	16,851	(509)	-3%
General and administrative	11,323	9,562	1,761	18%
Restructuring and asset impairment charges	8,069	—	8,069	100%

Total operating expenses	49,099	39,681	9,418	24%

Operating income	13,943	4,482	9,461	211%
Interest and other income, net	4,890	2,245	2,645	118%

Income before income taxes	18,833	6,727	12,106	180%
Income taxes	4,741	(470)	5,211	-1109%

Net income	$14,092	$7,197	$6,895	96%

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Net Revenues:
Licenses	$151,520	$132,726	$18,794	14%
Services	47,519	40,788	6,731	17%

Total revenues	199,039	173,514	25,525	15%
Cost of revenues:
License fees	5,429	7,768	(2,339)	-30%
Service fees	28,344	22,483	5,861	26%
Amortization of intangibles from acquisitions	10,795	9,883	912	9%

Total cost of revenues	44,568	40,134	4,434	11%
Gross profit	154,471	133,380	21,091	16%
Operating expenses:
Research and development	41,243	39,598	1,645	4%
Selling and marketing	51,727	50,169	1,558	3%
General and administrative	30,495	26,855	3,640	14%
Restructuring and asset impairment charges	13,139	—	13,139	100%

Total operating expenses	136,604	116,622	19,982	17%

Operating income	17,867	16,758	1,109	7%
Interest and other income, net	11,105	6,400	4,705	74%

Income before income taxes	28,972	23,158	5,814	25%
Income taxes	6,680	6,713	(33)	0%

Net income	$22,292	$16,445	$5,847	36%

License Revenues. Our license revenues increased from the third quarter of 2006 to the third quarter of 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. These increases were primarily due to the increase in Embedded Solutions revenue, partially offset by the decline in studio royalty volumes and software license arrangements. The increases in revenue from Embedded Solutions were primarily due to a significant set top box licensing transaction completed in the third quarter, the proliferation of digital set top boxes and other CE devices using our technology, and the inclusion of Mediabolic since January 1, 2007.

Service Revenues. Our service revenues increased from the third quarter of 2006 to the third quarter of 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. These increases were primarily due to higher software support revenue driven by a growing customer base.

Cost of Revenues – License Fees. Cost of revenues from license fees as a percentage of license revenues decreased from 6% in the third quarter 2006 to 3% for the same period in 2007, and from 6% for the nine months ended September 30, 2006 to 4% for the same period in 2007. The declines in cost of revenues from license fees as a percentage of revenues were primarily due to the growth in Embedded Solutions licensing products which have higher gross margins. Cost of revenues from license fees decreased from the third quarter of 2006 to the third quarter of 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. The decrease in costs are primarily due to a decline in service costs related to our Hawkeye offering and lower replicator costs.

We anticipate our cost of revenues from license fees may increase as we continue to increase activity in our licensing products and expand our customer base.

Cost of Revenues – Service Fees. Cost of revenues from service fees as a percentage of service revenues increased from 58% in the third quarter of 2006 to 59% for same period in 2007, and from 55% for the nine months ended September 30, 2006 to 60% for the same period in 2007. Cost of revenues from service fees increased from the third quarter of 2006 to the third quarter of 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. These increases in cost of revenues from service fees are primarily due to costs related to the Mediabolic services business which was acquired on January 1, 2007.

We anticipate our cost of revenues from service fees may increase as we continue to increase activity in our service products and expand our customer base.

Cost of Revenues – Amortization of Intangibles from Acquisitions. Cost of revenues from amortization of intangibles increased from the three and nine months ended September 30, 2006 to the comparable periods in 2007, respectively, primarily due to the amortization of intangibles from the acquisition of Mediabolic in January 2007.

Research and Development. Research and development expenses increased slightly from the third quarter of 2006 to the third quarter of 2007, as well as from the nine months ended September 30, 2006 to the same period in 2007. The increase in costs was primarily due to the inclusion of Mediabolic since January 1, 2007, partially offset by lower equity-based compensation charges. Research and development expenses decreased as a percentage of net revenues from 23% in the third quarter of 2006 to 17% in the same period in 2007 and from 23% for the nine months ended September 30, 2006 to 21% for the same period in 2007.

We expect research and development expenses to increase in absolute terms as a result of expected increases in research and development activity to support our new technologies, but vary as a percentage of net revenues.

Selling and Marketing. Selling and marketing expenses slightly decreased from the third quarter of 2006 to the same period in 2007 and slightly increased from the nine months ended September 30, 2006 to the same period in 2007. Selling and marketing expenses, as a percentage of net revenues, decreased from 29% in the third quarter of 2006 to 21% in the third quarter of 2007 and decreased from 29% for the nine months ended September 30, 2006 to 26% in the same period in 2007. The quarter decrease in selling and marketing expenses was primarily due to lower equity-based compensation costs. The increase in selling and marketing expenses for the year to date period was primarily due to the inclusion of Mediabolic costs since its acquisition on January 1, 2007, partially offset by lower equity-based compensation charges.

We expect selling and marketing expenses to increase in absolute terms and vary as a percentage of total revenues as we continue our efforts to increase our market share and grow our business.

General and Administrative. General and administrative expenses increased from the third quarter of 2006 to the same quarter in 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. General and administrative expenses as a percentage of net revenues decreased slightly from 16% for the third quarter of 2006 to 15% for the same quarter in 2007 and was consistent for both the nine months ended September 30, 2006 and 2007 at 15%. The increases in absolute terms were primarily due to additional headcount to support the overall growth of the business and higher equity-based compensation charges.

We expect our general and administrative expenses to increase in absolute terms and decrease as a percentage of total revenues as we continue our efforts to grow our business.

Restructuring and asset impairment charges. In August 2007, we abandoned the development of a new distribution and commerce platform. We began this project in early 2006 and invested significant resources during its development stage. During the third quarter of 2007, the Distribution and Commerce business unit focused on improving its financial performance and determined to reduce costs by abandoning the development project. The result of abandoning this project resulted in a total charge of $8.1 million, comprised of an asset impairment charge of $7.4 million, $0.4 million in contract termination costs, and $0.3 million in workforce reduction costs. All affected employees were notified of their termination prior to August 30, 2007.

In June 2007, we announced an organizational structure change which included the creation of four segments. The organizational realignment enables us to increase our focus on long-term growth, market opportunities and meeting customer needs. The reorganization included a workforce reduction in headcount of approximately eight percent, resulting in a charge of $2.9 million. All affected employees were notified of their termination prior to June 30, 2007.

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

Interest and Other Income, Net. Net interest and other income increased from the third quarter of 2006 to the same quarter of 2007 as well as from the nine months ended September 30, 2006 to the same period in 2007. In August 2006, we issued $240 million in principal amount of 2.625% convertible senior notes due 2011. Proceeds from the convertible senior notes resulted in higher invested balances and increased interest income, partially offset by an increase in interest expense related to the senior notes.

Income Taxes. We recorded income tax expense of $4.7 million for the third quarter of 2007 and an income tax benefit of $0.5 million for the third quarters of 2006. Income tax expense recorded in each of the nine months ended September 30, 2007 and 2006 was $6.7 million. Our effective tax rate was 25% and (7)% for the third quarters of 2007 and 2006, respectively. The change in effective tax rate in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to the change in the proportion of profit generated by certain foreign operations which we plan to indefinitely reinvest outside of the U.S. and for which no U.S. tax was provided, as well as a discrete tax benefit of $0.9 million during the third quarter of 2006 to reflect a change in estimate of income tax accrual for various income tax returns filed during that quarter.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations. Our operating activities provided net cash of $57.5 million and $60.6 million in the nine months ended September 30, 2007 and 2006, respectively. Cash provided by operating activities decreased $3.1 million from the nine months ended September 30, 2006 to the same period in 2007, primarily due to the timing of receivables collections. The availability of cash generated by our operations in the future could be affected by other business risks including, but not limited to, those factors set forth under the caption “Risk Factors” contained in this Quarterly Report in Item 1A.

We used $226.4 million less cash for investing activities in the first nine months of 2007 than for the same period in 2006, primarily due to sales and maturities of long- and short-term marketable investment securities. To a lesser extent, the decrease was also due to lower payments made for acquisitions.

Net cash provided by financing activities decreased $186.7 million from the prior year period primarily due to net proceeds of $187.1 million from the issuance of convertible senior notes in August 2006.

In May 2002, our Board of Directors authorized a stock repurchase program, which allowed us to purchase up to 5.0 million shares of common stock in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of our management. In 2002, we repurchased 3.0 million shares of common stock under this program, which were recorded as treasury stock and resulted in a reduction of stockholders’ equity.

In August 2006, our Board of Directors authorized the purchase of up to $100 million of our common stock from time-to-time (which subsumed the stock repurchase program mentioned above). We completed this program in September 2007. In the year ended December 31, 2006, we repurchased approximately 2.3 million shares of common stock for $50.0 million. In August and September 2007, we repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of September 30, 2007, treasury stock consisted of 7.4 million shares of common stock that we had repurchased, with a cost basis of approximately $138.4 million.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows us to purchase up to $60.0 million of our common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of September 30, 2007, no shares of common stock have been repurchased under this program.

On November 6, 2007, we announced we had signed a definitive agreement to acquire All Media Guide Holdings, Inc. (“AMG”), for $82 million in cash. This acquisition is subject to customary closing conditions and is expected to close by the end of the year. AMG is a meta data content company that provides descriptive content covering video, music and games and is designed to help in further expanding on our middleware platform and enhancing our CE offering.

As of September 30, 2007, we had $180.2 million in cash and cash equivalents, $231.9 million in short-term investments, and $98.8 million in long-term marketable investment securities, which includes $18.2 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures to support the growth of our business and strengthen our operations infrastructure will not exceed $7 million for the remainder of the year.

We have future minimum lease payments of approximately $62.4 million under operating and capital leases. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

During the first quarter of 2007, the Company adopted FIN 48 effective January 1, 2007 and reclassified $40.1 million from current taxes payable to non-current taxes payable.

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

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $418.1 million as of September 30, 2007. Most of these securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.8 million decrease (approximately 0.2%) in the fair value of our fixed income available-for-sale securities as of September 30, 2007.

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

Strategic Investments. We currently hold interests in a number of companies. These investments, at book value totaling $23.2 million and $22.7 million, represented 2.7% and 2.8% of our total assets as of September 30, 2007 and December 31, 2006, respectively. In 2006, we made a $5.0 million investment in a privately-held digital watermarking company for strategic purposes. As of September 30, 2007, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company, and our investment in the privately-held digital watermarking company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of September 30, 2007. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments.

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

Changes in Internal Controls over Financial Reporting. During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust”). The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleges that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore is seeking the contingent payment in an amount exceeding $15 million. We deny these allegations and intend to vigorously defend ourselves in the arbitration proceeding. The parties are engaged in discovery. A hearing is scheduled to begin on February 25, 2008.

As of September 30, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

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

Macrovision Corporation
Authorized Officer:

Date: November 7, 2007	By:	/s/ Alfred J. Amoroso
Alfred J. Amoroso
Chief Executive Officer
Principal Financial Officer and Principal Accounting Officer:

Date: November 7, 2007	By:	/s/ James Budge
James Budge
Chief Financial Officer