Form 10-K
period 2007-12-31
MACROVISION CORP
filed 2008-02-26
CIK 1027443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Large accelerated filer  ☑                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,596,609,575 as of June 30, 2007, based upon the closing price on the Nasdaq Global Select Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s Common Stock on February 1, 2008, was 54,072,089 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MACROVISION CORPORATION

FORM 10-K

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

Business From Continuing Operations

Macrovision Corporation, a Delaware corporation founded in 1983, provides a broad set of solutions that enable businesses to protect, enhance and distribute their digital goods to consumers across multiple channels. Our offerings include anti-piracy and content protection technologies and services, digital rights management products and technologies, embedded licensing technologies, usage monitoring tools for enterprises, and a host of related technologies and services from software installation and updating to back-office license entitlement management. Our solutions are deployed by companies in the entertainment, consumer electronics, gaming, software, information publishing and web retail/portals to solve industry-specific challenges and bring greater value to their customers.

Our continuing operations are organized into three business units: Entertainment, Embedded Solutions and Distribution and Commerce. The organizational structure is designed to enable us to increase our focus on long-term growth, market opportunities and meeting customer needs.

The Entertainment business unit focuses on our worldwide entertainment and studio customers, including the continuing relationships with the Motion Pictures Association of America (MPAA) and Independent studios. The Entertainment solutions include various digital content protection and enhancement products and services such as ACP, RipGuard and BD+ for digital content owners and system operators.

The Embedded Solutions business unit focuses on consumer electronics manufacturers with solutions enabling them to protect and enhance digital content in digital set-top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including our analog copy protection (ACP) technology and the Macrovision Connected Platform (MCP), which is a software developers toolkit (SDK) to implement Universal Plug and Play (UPnP) as well as a Digital Living Network Alliance (DNLA) reference toolkit.

The Distribution and Commerce business unit focuses on providing tools and services needed to facilitate the digital distribution and protection requirements of providers of digital goods. The Distribution and Commerce unit includes our All Media Guide (AMG) data solutions business as well as our RightAccess and RightCommerce solutions focused on information publishers.

One customer accounted for more than 10% of our net revenues from continuing operations in 2007, no such customer existed for 2006, and two such customers existed for 2005.

Business from Discontinued Operations

In 2007, our Distribution and Commerce business unit also included our Games business. During the fourth quarter of 2007, we determined it was probable that we would divest our games business. In February 2008, we entered into a definitive agreement to dispose of our Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. As a result, the Games business is no longer included in our Distribution and Commerce business unit and the results of operations for this business have been classified as a discontinued operation. All historical information has been reclassified to reflect this presentation.

Our continuing operations previously included the Software business unit. The Software business unit focuses on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. During the fourth quarter of 2007, we determined that it was probable that we would divest our software business unit. In February 2008, we entered into a definitive agreement to dispose of our Software business unit for approximately $200 million cash in a transaction that is expected to close on or before April 1, 2008. As a result, the Software business unit has been classified as a discontinued operation. All prior period information has been reclassified to reflect this presentation.

Copyrights, Trademarks, and Tradenames

We own or have rights to various copyrights, trademarks and trade names used in our business. For our continuing business units, these include, but are not limited to, Macrovision®, All Game Guide®, All Music Guide®, AMG®, AMG All-Game Guide®, AMG All-Media Guide®, AMG All-Movie Guide®, AMG Sonicguide®, eMeta®, Explore Movies®, Explore Music®, Lasso™, M1 Mediabolic®, Mediabolic®, Music Map™, RipGuard®, and Tapestry™.

For our discontinued businesses,these include, but are not limited to, ActiveMark®, ActiveReach™, AdminStudio®, C-Dilla®, FLEXbill™, FlexCertified™, FLEXenabled®, Flexible License Manager®,  FLEXlm®, FLEXnet®, FLEXnet Connect™, FLEXnet Manager™, FLEXnet Publisher™,GLOBEtrotter®, Hawkeye®, InstallAnywhere™, InstallShield®, Install From The Web®, InstallShield Developer®, InstallShield DevStudio®, InstallShield Professional®, One-Click Install®, PackageExpert™, SafeAuthenticate®, SafeDisc®, SOFTSUMMIT®, TryGames™, Trymedia Systems®, and Zero G Software®.

Industry Background for Continuing Operations

The entertainment media market is experiencing a major transformation to digital content. The design, distribution, protection and consumption of all forms of digital content and software are continuing to experience an unprecedented amount of change. The expansion of network bandwidth, increased availability of devices, availability of digital content, and increased mobility are all helping to accelerate the market shift. As part of this change, consumers are demanding high-quality digital content in many formats and places. They want to easily access and discover content (music, photos, and programming) and enjoy it where they want and when they want. Users are also seeking flexible means by which to legally acquire and add content to their digital libraries permanently or for a period of time. However, current home media device infrastructure is very complex. Setting up such an environment requires integrating numerous devices, a deep understanding of interoperability of media formats and creation of mechanisms for managing and enjoying content. The alternative is to go with a single vendor and sacrifice the ability to integrate all types of media into many devices or have many devices operating in silos, significantly limiting the mobility and flexibility end users want.

These changes are impacting every part of the supply chain, from content producers, to distribution channels and consumption devices. In the case of content producers, the industry shift to digital media, PC-based entertainment platforms, digital portable devices, networked devices, and Internet downloads leaves them vulnerable to unauthorized use of their content. Inexpensive, easy-to-use in-home copying devices, such as VCRs, CD and DVD recorders, and PC-based hard drive recorders, enable consumers to make unauthorized copies of video, audio and software content. Content owners lose billions of dollars every year to casual copying and professional or bootleg piracy and Internet/peer-to-peer (P2P) piracy. As technological advances facilitate digital downloads and digital copying, motion picture studios, music labels, cable television and program distributors have become more concerned with protecting their intellectual property.

Distribution channels, such as cable and satellite operators, web retailers, web portals, and others are all seeking ways to best bring digital content to their customers while still retaining a competitive advantage. They are requiring highly customizable solutions that aid the end-user experience, such as additional data about the digital content, while still allowing the distribution channel to retain its unique identity.

The markets for consumer electronics (CE) manufacturers are in major flux. Their customers are demanding capabilities to interact with broad ranges of media, not just viewing content that is on or broadcast to the device. This functionality requires extensive software now be embedded into these devices, which is not a core competency of the CE manufacturer. Additionally, they want to have a continual revenue relationship with their customer, not just sell them a new device every few years. This leads to a demand for add-on services that will allow the CE manufacturer to share in the distribution or maintenance of digital content.

Macrovision Business and Solutions for Continuing Operations

We develop and market a broad array of solutions for entertainment and information publishing industries. Our continuing operations are organized into three business units to serve the different needs of our customers.

Entertainment Business Unit

The Entertainment Business Unit (“EBU”) provides digital media protection solutions to content producers and system operators, specifically focused on video content. Products include Analog Copy Protection (“ACP”), RipGuard and BD+. Our solutions enable the delivery, protection and use of digital goods in the entertainment and content marketplaces. Our solutions provide enhanced consumer experiences, digital distribution, merchandising, and advertising, as well as flexible content security such as authentication and digital rights management (“DRM”).

Market Segments

Motion Picture Studios—Video Protection Technology. Motion pictures typically generate two-thirds of their revenue from the sales of packaged media, primarily DVDs. Any household that owns a DVD-R, personal video recorder (“PVR”), PC, media center, or a VCR is capable of making unauthorized, high-quality digital and analog copies unless that content is properly copy protected against this variety of threats. As new distribution models evolve, including portability of video across devices, simultaneous theatrical and DVD release dates, Internet and other electronic distribution and the developing PC-based home theater experience, solutions that protect the DVD from unauthorized copying are critical to preserving motion picture studio revenues.

Our business originated in analog video content security, now commercially known as ACP, which has been used to protect billions of videocassettes since 1985 and billions of DVDs since 1997. Our ACP technologies allow consumers to view programming stored on prerecorded videocassettes and DVDs or transmitted as digital pay-per-view (“PPV”) or video-on-demand (“VOD”) programs via cable or satellite, but deter unauthorized consumer copying of such programming on both VCRs and recordable DVD devices. Motion Picture Association of America (“MPAA”) studios use our video content security technology to protect some or all movie releases on videocassette or DVD. In addition, nearly every DVD player, VCR, DVD recorder, DVD drive and PC manufactured contains software and/or hardware technology licensed by us to ensure that ACP-secured DVDs and VHS tapes are properly recognized and thus secured.

Studios are now engaged in moving to new high-definition DVD formats, HD DVD and Blu-ray high definition DVD format (“Blu-ray”). Blu-ray includes a high level of protection into its standard, which is implemented via BD+ technology. For a device to be certified as Blu-ray enabled, it must have BD+ technology embedded within it and MPAA studios can license BD+ to take advantage of that embedded protection. This protection is largely viewed by the market as one of the competitive differentiators that have lead more MPAA studios to support the Blu-ray format ahead of HD DVD. We acquired the assets comprising the BD+ technology in November 2007.

In recent years, digital content protection has increased in importance. Consumers can make a perfect digital copy of a DVD in minutes by using inexpensive PC DVD burners coupled with copying software that is widely available in electronics stores and from Internet sites, with many of these software products being available free of charge. This class of software technology, known as DeCSS rippers, breaks the CSS encryption code that is used on most movie DVDs, and often circumvents the Macrovision analog content security. Therefore, we believe such software packages violate the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”) and infringe our patents. Nevertheless many consumers acquire this type of software, add hacker software available on the Internet and engage in unauthorized ripping and copying activities. Our RipGuard DVD technology, which is applied to the DVD at the time of manufacture, is designed to prevent unauthorized ripping on PCs without requiring any modification to the PC. We introduced RipGuard DVD in 2005, and to date, millions of DVDs using the comprehensive content security solution of RipGuard DVD and ACP have been shipped. In addition, RipGuard DVD is THX Verified to ensure high-quality audio and video fidelity and also is certified “Spyware Safe” by PC Tools, a leading member of the Anti-Spyware Coalition.

System Operators—PPV and VOD Solutions. Digital PPV/VOD services enable consumers to purchase and view movies and other programming in their homes through cable or satellite systems or Internet-based download services. As entertainment content producers consider the idea of simultaneous or more closely staged theatrical, DVD, and/or PPV/VOD release of content, studios have realized the importance of content security in digital PPV/VOD networks because high-quality VHS and DVD copies can be made from the source analog video signal. Many digital PPV/VOD system operators have implemented our content security capability in their digital set-top boxes. Our solutions are designed to allow content owners to copy protect their PPV/VOD movies, while at the same time allow consumers to store, move or share content, as long as it is done within the parameters of the rules defined by copyright owners. We believe that our DVD content security technology is utilized as the analog-to-analog and analog-to-digital content security solution that satisfies the principles established by the DVD licensing and standards group, and has been tested and accepted for compatibility with TV sets by leading consumer electronics companies.

Technology

Our ACP technology was originally designed to prevent unauthorized copying of VHS cassettes. We extended our solution to inhibit unauthorized PPV/VOD copying and DVD-to-VHS copying. Hardware manufacturers have designed their DVD-R devices to recognize our content security signal to inhibit DVD-to-DVD copying as well. The majority of the recently introduced PVRs, DVD/VCR combo units include recording devices that are designed to sense widely used content security solutions, and, as a result, they recognize our proprietary analog content security process and disable digital recording onto DVD discs.

DVD and Digital PPV/VOD Content Security. Videocassettes and DVDs are encoded with our video content security signal as they are manufactured. The result is that videocassettes and DVDs that are encoded with our content security signal will play normally on an analog TV set, but will cause generally unwatchable copies to be made on most VCRs, and will shut down the analog-to-digital recording circuit of DVD recording devices, which include DVD-R devices and personal computers. The DVD and digital PPV/VOD versions of our video content security solutions employ proprietary electronic pulses placed in analog video streams and a second patented content security process which affects the color playback circuit of a VCR, causing colored horizontal stripes to appear in the picture of an unauthorized copy. The combination of the two processes provides a higher level of effectiveness than that provided by either process alone. In addition, the second patented content security process is more effective against circumvention by most “black box” circumvention devices that were sold in the past. Content protection is implemented in DVD and digital PPV/VOD applications by embedding a copy protection signal generator integrated circuit within the DVD player or digital set-top box. The content security circuits remain dormant until activated by data commands, which are either embedded in the DVD disc or sent along with the PPV movie transmission to the subscriber’s set-top box or hard drive recorder. The integrated circuit is activated by copy protection control codes, which are embedded into the DVD media or the PPV transmission. Once the integrated circuit is activated, it adds the content security signal to the analog output of the DVD player or digital set-top box. As with videocassette content security, consumers are able to see a clear picture on their television sets, but generally cannot make a usable videocassette or DVD-R copy.

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

BD+. BD+ is protection for Blu-ray DVDs. BD+ is designed to be self renewing, therefore inhibiting rippers from being able to create unauthorized copies of the DVD. It is applied to the DVD at the time of manufacturing and interacts with elements of BD+ embedded in the Blu-ray player through the entire playback of the movie to ensure that it is an authorized copy. This sophisticated protection increases the security of a DVD and is designed to result in a longer protection period for a title.

Licensing, Sales and Marketing

The EBU sells directly to MPAA and independent studios as well as system operators. Content owners utilize our solutions to secure their content and to ensure that their end-user customers pay them for the use of such content or software. We receive royalties and recurring revenues typically on a time-based subscription fee for the right to use our proprietary content security solutions for DVDs and videocassettes. We may also license various solutions together as a bundle that is not dependent on volume of shipments. We supplement our direct sales efforts with service partnerships among VHS, DVD, and CD duplicator, replicator and authoring organizations.

Cable and satellite television system operators pay us a one-time license fee and/or transaction-based royalty payments (i) for the right to incorporate our video content security technology into their networks for PPV or VOD services and (ii) when content security for digital PPV or VOD programming is activated by them and content protected programs are purchased by subscribers.

Our content security technology customers in 2007 included the following companies:

Motion Picture Studios	PPV/VOD System Operators	Set Top Box / DVR Manufacturers
• Buena Vista Home Video (Disney) • HBO Studio Productions • Lions Gate Entertainment Inc. • New Line Cinema • Twentieth Century Fox Home Entertainment • Warner Home Video DVD	• British Sky Broadcasting (UK) • EchoStar Communications (USA) • FOXTEL Management (Australia) • Korea Digital Satellite Broadcast (Korea) • LodgeNet Entertainment (USA) • Netflix	• Fujitsu Limited • Hitachi Limited • Mitsubishi Electric • Matsushita Electronics Inc. • Pioneer Electronics • Samsung Electronics • Scientific-Atlanta • Sony Electronics • TiVo • Toshiba

Embedded Solutions Business Unit

Market Segments

The Embedded Solutions Business Unit (“ESBU”) focuses on consumer electronics manufacturers, providing solutions for content protection and to media-enable devices.

Content Protection Solutions. The content protection challenge facing content producers that was earlier discussed cannot be resolved without the support of the hardware that is providing the media playback. CE devices need to protect the content in order to prevent playback devices from being used to illegally copy a video.

Media Enablement Solutions. We develop media player and media server software that enables original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) to ship standards-based connected home entertainment products. The architecture makes it possible to take digital content from the PC and enjoy it on the TV, delivering an experience with a familiar TV-based user interface. The technologies can be embedded in products such as televisions, set-top boxes, network-attached storage (“NAS”) devices, mobile phones, and digital cameras so that consumer electronics and PC manufacturers can extend and differentiate their product lines. We believe the market expands as users start to upgrade to next-generation media-aware devices.

As PCs, consumer electronics, and peripheral devices continue to converge as entertainment products, the need for interoperability in the digital home intensifies. We have pursued a program of developing and delivering standards-based solutions so that the next generation of connected entertainment products will be easy for consumers to set up and use.

We are a member of the Digital Living Network Alliance (DLNA) and the Universal Plug and Play (UPnP) Forum, which are standards bodies focused on interoperability of consumer electronic devices. Our PC Media Server and Embedded Media Server are DLNA CERTIFIED™, and our Media Player is designed to DLNA guidelines. Manufacturers looking to add standards compliance to their product lines can incorporate our Media Server or Media Player technologies into their devices.

Technology

Content Protection. ACP is the video protection technology the ESBU sells to the CE manufacturers.

Media Enablement Solutions. The Macrovision Connected Platform (“MCP”), formerly known as Mediabolic, is our DLNA- and UPnP-enabled toolkit that is sold to CE manufacturers. The MCP is sold as several different components: a software developers toolkit (“SDK”), Digital Media Server (“DMS”) software, Digital Media Adapter (“DMA”) software, and Digital Medial Player (“DMP”) software.

The source code SDK is used by developers to build digital home products on top of our software foundation for networked digital media devices. They are able to integrate the SDK into their devices to quickly create custom digital media solutions.

The DMA software is built with the source code SDK and can be installed on PCs, DVRs, NAS devices, or even mobile phones to allow users to stream digital media files from their personal home network or via the Internet. It is a means of speeding up development for a CE manufacturer who wants to provide this capability but does not need to build it from scratch with the SDK.

The DMP and DMA software, built with the source code SDK, enables OEMs and ODMs to ship standards-based connected entertainment products that allow consumers to enjoy their personal media, such as music, photos, and video files—on a wide variety of player products.

Additionally we provide add-on services that support the MCP. The current service on the market is Software Update Service (“SUS”). SUS enables digital home entertainment products to be configured for automated software updates.

Licensing, Sales and Marketing

The ESBU sells directly to CE manufacturers as well as semiconductor companies that supply the CE manufacturers. Semiconductor companies that incorporate our digital PPV/VOD and DVD content security solutions into their semiconductor and reference designs pay us a one-time service fee to verify correct implementation of our content security technology in their digital-to-analog application-specific integrated circuits (“ASICs”) that are embedded in digital set-top boxes and DVD hardware. They are authorized to sell these Macrovision-capable ASICs to Macrovision-licensed DVD hardware manufacturers and to Macrovision-licensed digital set-top box and DVR manufacturers.

CE device manufacturers (DVD consumer electronic player manufacturers and PC DVD drive suppliers, set-top box manufacturers, digital TV providers, and networked-attached storage device providers) license our technology for an up-front fee and annual license fee as well as per-device fee for shipped devices (ACP or the MCP). Digital set-top box and DVR manufacturers license our video content security solutions typically for an up-front fee and a per-unit royalty, a portion of which may be tied to product activation by system operators.

Our embedded solutions customers include:

Macrovision Connected Platform	ACP
• Buffalo	• Intel
• Samsung	• Motorola
• Scientific Atlanta	• Sharp Corporation

Distribution and Commerce Business Unit

The continuing operations for the Distribution and Commerce Business Unit (DCBU) provides web properties, CE manufacturers, and information publishers with solutions to boost revenue and better attract and retain customers. Products include LASSO, Tapestry, RightAccess and RightCommerce.

Market Segments

Web Properties. Web portals, online retailers, online juke boxes, and music services are experiencing growth. Each is becoming a destination for end users to enjoy digital content in different ways. From purchasing to renting the music or movies, users are exploring these new models. However, each different web property must provide the user consistent information describing the digital content, such as the correct CD name, correct tracks, and correct credits associated with that CD. Users are also interested in reviews and referential data (such as other albums from the artist and other movies the actor appeared in). Additionally, when users import their own CDs into their digital libraries that content must be recognized.

CE Manufacturers. The same offerings that are provided to the web properties can also be sold to CE manufacturers to allow them to discover and identify digital content stored or played on their devices.

Information Publishers. Our Rights products, which include RightAccess and RightCommerce, allow media, publishing, entertainment, and software companies to add subscription entitlement, access control, business intelligence, and commerce functionality to their content and products. Our Rights products enable the sale and security of digital goods and services, such as text, audio, video, streaming media, games, and applications. By using our Rights products, the customer’s end user is able to access content over the Internet, without the need for any installation, in order to have a seamless commerce experience. Additionally, our Rights products put control in the hands of business users, allowing sales and marketing professionals to test products, promotions, and business models in real time.

Technology

Data Solutions. Macrovision’s entertainment metadata is offered as the AMG data services. This is an extensive catalog of movie, music, and video game data. Music is the foundation of the database, with the music data collection and categorization dating back to 1991. Movies are a growing aspect of the database. The AMG data services are operated with systematic processes that are designed to ensure completeness and quality of data. The data services are broken into levels of data: basic data (e.g., artist, album), navigational data (e.g., relationships between actor and other movies), and editorial data (e.g., actor biographies, movie or music reviews).

Besides embedding the data into web properties or CE devices, the databases are also made available to the market via web sites operated by Macrovision, specifically allmusic.com, allmovie.com, and allgame.com. Each is a complete view of the database, but not exportable for commercial use by others and is an advertising-supported business.

The media recognition solution, known as LASSO, is an SDK that is embedded in a device or service that reads media and associates it with the correct data from the data services database (e.g., its title, artist, tracks). The recognition is accomplished via either a table of contents review (e.g., read the table of contents of a CD and match that to the database) or taking a fingerprint of the media (e.g., identify wave formats of the media) and matching it to the AMG database. The recognition technology is sold in conjunction with supporting data services.

Commerce Solutions. Our Rights products give our customers the ability to derive more value out of their digital assets, whether they are a content publisher, software vendor, entertainment provider, or any other digital goods or services supplier. Our Rights products are made up of two core products: RightAccess for access control and RightCommerce for commerce, both of which can help customers generate revenue and improve customer relationships by controlling and commercializing digital goods and services.

RightAccess is an access control application that provides advanced authentication, authorization, product segmentation, and delegated administration features for all types of digital goods and services, including web-based software applications. RightAccess also offers flexible licensing opportunities, whether end users are consumers or institutional customers.

RightCommerce is a billing application that allows companies to implement a myriad of pricing models – including pay-per-view or-use, bundles, and subscriptions—enabling them to generate revenue from digital assets. The assets can include text, audio, video, streaming media, games, and applications. In addition, RightCommerce users can target their customers with free trials, discounts and gift certificates, while increasing incremental or add-on purchases with promotions and targeted pricing.

Licensing, Sales and Marketing

Web properties typically pay us a monthly or annual fee for the rights to use the meta data and integrate it into their own service. CE manufacturers typically pay us per device royalties for each device within which our media recognition and data services are implemented.

Content publishers pay us a fee to license our Rights product technology using fully-paid licenses combined with annual maintenance fees, or for our hosted service, a subscription-based fee.

Our distribution and commerce customers include:

Data Solutions	Information Publishers
• Best Buy	• Channel 4 (UK)
• Barnes and Noble	• FT.com
• Clear Channel Broadcasting	• Hoovers
• MTV Networks	• New York Times
• Sony Computer Entertainment	• Standard & Poors

The Macrovision Growth Strategy

Build Upon Key Customer Relationships. We currently maintain relationships with customers in various industry and market segments, including:

•	Consumer electronics manufacturers of DTVs, DVD players, CD and DVD drives, PVRs, NASs, and digital set-top boxes

•	Video content providers such as the major Hollywood studios and independent movie producers

•	Information publishers such as major media corporations, technical organizations, and commerce generating companies that have expanded their printed properties into the digital marketplace

•	Large online retailers, music services, and portal websites

•	Hardware and software vendors, as well as enterprise organizations that use their products

•	Content distributors such as the leading cable and satellite television system operators

We intend to build our business by capitalizing on these customer relationships and targeting them for delivery of our existing and future digital and distribution management technologies.

Introduce New Product Applications and Technologies. We intend to develop and acquire additional digital management solutions to sell to our extensive customer base. We have committed significant resources to expand our technology base, to enhance our existing products, to introduce additional products, and to participate in industry standard-setting efforts and organizations. We intend to pursue opportunities to improve technologies in our current fields of operations as well as in future formats and digital distribution solutions.

Expand and Protect Patent Position. We have built, and continue to add to, a large patent portfolio that helps differentiate our products. We believe that our future success will depend on our ability to continue to introduce proprietary solutions for rights management and content security solutions that can be supplemented by enabling features that will incent consumers and users to pay for legitimate video, audio and software products, rather than trying to get them for free in an unauthorized fashion. We have patented many of these proprietary solutions, and our patents underpin our strong competitive position and financial model. We also have acquired key software rights management and content security patents. We intend to continue to obtain patents and to protect and defend our patented technologies aggressively.

Continue to Make Strategic Acquisitions. We intend to continue to expand our technology portfolio and extend our businesses by pursuing licensing arrangements, joint ventures, and strategic acquisitions of companies whose technologies or proprietary rights complement our technologies.

We have made a number of acquisitions of companies and technologies. Between 1999 and 2005, we acquired various solutions through acquisitions, including but not limited to, solutions for content security, software, digital distribution and the DRM business. In February 2006, we acquired eMeta Corporation, which extended our reach from physical distribution into the online digital distribution segment and extended the breadth of our portfolio to include a broad spectrum of access control, usage entitlement, e-commerce, and subscription management solutions. In January 2007, we acquired Mediabolic, Inc., which extended our capabilities in the delivery and enhancement of digital content through networking solutions to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s entertainment networking software enables TVs, stereos, DVRs, PCs, and other familiar consumer electronic devices to discover, store, and play personal and Internet-based content over the home network. In November 2007, we enhanced our content security technology portfolio by acquiring certain intellectual property and other assets from Cryptography Research Inc., including the SPDC™ (Self-Protecting Digital Content) technology that formed the basis of BD+, a key element of Blu-ray’s content security platform. In December 2007, we acquired All Media Guide Holdings, Inc., which extended our solutions for the enhancement and distribution of digital content by acquiring one of the world’s largest information databases of metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery, and management of digital media.

Also in December 2007, we signed an agreement to acquire Gemstar-TV Guide International, Inc., which we expect to close in the second quarter of 2008. We intend to continue to make strategic acquisitions and divestitures to support our strategic initiatives.

Research and Development

Our internal research and development efforts are focused on developing enhancements to existing products and new applications for our current technologies. We have acquired other companies and technologies to supplement our research and development expenditures.

Our primary locations for product development from continuing operations are in our Santa Clara (California), San Francisco (California), San Mateo (California), New York (New York), Ann Arbor (Michigan), and Maidenhead (United Kingdom) offices.

Intellectual Property Rights

We operate in an industry in which innovation, investment in new ideas and protection of our intellectual property rights are critical for success. We protect our innovations and inventions through a variety of means, including but not limited to applying for patent protection domestically and internationally. We have historically used our circumvention technology patents to limit the proliferation of devices intended to circumvent our video content security solutions.

As of December 31, 2007, we hold 124 U.S. patents and have 130 U.S. patent applications pending related to our continuing operations. We also have 894 foreign patents issued and 343 foreign patent applications pending related to our continuing operations. Each of our U.S issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2026. The last of our core group of analog content security patents expires in the year 2021.

As of December 31, 2007, we hold 7 U.S. patents and have 24 U.S. patent applications pending related to our discontinued software business operations. We also have 5 foreign patents issued and 17 foreign patent applications pending related to our discontinued software business operations. These patents and patent applications cover technologies such as electronic license management, secure distribution of software, binding digital rights management information to software applications, managing and organizing software package installations and integrating software updates with software applications. Each of these U.S issued patents will expire at a different time based on the particular filing date of that respective patent, with expiration dates as late as 2027.

Competition

Video Technology

Our video content security solutions are proprietary and have broad U.S. and international patent coverage. We have an analog content security solution that has been widely deployed on commercial products that significantly distorts or inhibits copying by VHS VCRs, DVD recorders, and hard drive recorders. Currently, our video content security technology is embedded in nearly all DVD players and most digital set-top boxes worldwide. While it is possible that a competitive video content security technology could be developed and deployed, we believe it would take years for the competitive technology to be accepted by hardware manufacturers or embedded into the consumer electronic devices. By the time this would happen, it is unlikely any other analog content security technology would displace our content security infrastructure and our extensive video content security “ecosystem.”

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

With the increase in online content distribution over the Internet, and with the continuing advance of digital content and high-definition formats, our analog video content security solutions that protect standard definition content on optical media and digital PPV/VOD signals are viewed by some of our customers as being less important than the other digital and network content protection solutions. As a result, other Internet-based digital content security or DRM technologies may present significant competition to our video content security business, such as DRM offerings by Intertrust, Microsoft, Apple, RealNetworks, Contentguard, Philips, IBM and Sony. In addition, Sony’s ARccOS product presents competition to our RipGuard DVD business. Competitors may also bundle their products with their own replication services, and by doing so, those competitors may be able to offer lower prices for the combined offering and therefore studios may switch to such replication facilities.

As there is no alternative advanced protection embedded in the Blu-ray standard, the primary competitor for BD+ is the decision by MPAA studios to not apply it.

Data Services

In the database and data services area, we compete with other providers of entertainment-related content data providers such as Muze, Inc. While we do not believe that our competitors’ data sets are focused on exploration, discovery, and content management in the way that AMG’s data is, they may present competition to our data services business.

In the recognition technology and CE manufacturer area, our primary competitor is Gracenote, who provides media recognition technology as part of their CDDB data set. Their core technology provides basic album and track metadata when a CD is inserted into a drive. Other competitors include FreeDB and Pandora.

Macrovision Connected Platform

The primary competition for the Macrovision Connected Platform is Consumer Electronics (CE) and set top box (STB) manufacturers developing their own capability. However, we believe the integration of standards and DLNA reference status into MCP provides us with significant competitive advantages. Additional competitors consist of companies that focus on CE middleware and STB software companies with CE middleware offerings, such as DigiOn.

Access Control

In both the content access control and digital commerce portion of our Rights products business, internally developed solutions may have a competitive impact (build vs. buy). In addition, other vendors such as CA/Netegrity, RSA Security (now part of EMC), Oracle, Novell, and Citrix may sell internal enterprise solutions to information publishers even though content access control is not core to their offering. As for additional competitors in the digital commerce space outside of homegrown who offer subscription management or content commerce platform, ThinkSubscription, Amdocs/Qpass, BitPass, and others may be competitors.

Operations and Technical Support

We have technical support and certification operations to support our DVD manufacturer licensees, set-top box licensees, authorized semiconductor manufacturers, and our other hardware licensees. We provide technical support and professional services to our independent software vendor customers and enterprise end-user organizations during pre-sale, installation, implementation, and maintenance phases of our contracts.

We provide a variety of technical support to our customers:

•

We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows.

•

We provide post-sales professional services and technical support, training, integration, non reoccurring engineering and software development services to CE, STB and NAS manufacturers incorporating the MCP in their products.

•	We provide pre- and post-sales professional services and technical support to companies incorporating our media recognition or AMG data services into their products.

•

We provide professional services for implementation and customization for both our RightAccess and RightCommerce solutions, including installation of access control, billing, and payments infrastructure software.

•

We support the efforts of television, VCR, PVR, and DVD hardware manufacturers, digital PPV/VOD system operators and PPV/VOD set-top box manufacturers to design hardware that properly incorporates and is compatible with our video content security solutions or that meet the Blu-ray standards that require incorporation of our BD+ technology.

•	We assist semiconductor manufacturers in incorporating and certifying our video content security solutions into a variety of digital video integrated circuits.

•

We regularly test the effectiveness and transparency of our video content protection technologies on representative samples of consumer televisions, VCRs, DVD players, DVD drives, PVRs, and recorder devices to determine whether modifications or enhancements may be necessary.

•	We provide training and application support for the RipGuard software toolkits.

•	We test for RipGuard compatibility and effectiveness with a variety of CD/DVD drive software and hardware.

Our strategy is to license our technologies to third parties that manufacture products incorporating our technologies. Our manufacturing operations are limited to low-volume video and audio content security processors used by third-party replicators that require in-house system integration and quality control efforts.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners.

In the United States, Congress enacted the Digital Millennium Copyright Act (“DMCA”) in October 1998. This law required all VCRs to comply with analog copy protection technologies that are in widespread use, such as those covered in our patents, beginning in May 2000. The DMCA includes a clause that outlaws all circumvention devices and technologies that could be used to defeat widely used copy protection technologies. Manufacturers have designed DVD recorder devices so they will not record analog input that is Macrovision copy-protected. Hence, our technology prevents copying on both VCRs and DVD-R devices. We also believe that software “ripper” products, when they include circumvention of copy protection or CSS encryption, are illegal under the law. In addition, we believe that software ripper companies who update their ripper products in order to circumvent RipGuard may be in violation of the anti-circumvention provisions of the DMCA. The U.S. law is based on a set of guidelines for amending basic copyright laws to deal with the protection of digital media. The guidelines were adopted in 1996 by the World Intellectual Property Organization, an agency of the United Nations.

Several countries in Europe have adopted a similar EU-wide copyright directive, which includes a provision aimed at controlling hardware and software circumvention devices and technologies. Individual countries’ legislatures are currently discussing these new copyright initiatives. The implementation of the Copyright Directive throughout Europe is continuing, with more countries enacting legislation. The Directive brings into effect prohibitions on the manufacture, import, distribution, sale and marketing of circumvention devices and services. We have already taken action under the German and UK Copyright Acts and obtained injunctions against a number of retailers to stop sales of devices that circumvent our technology.

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

Strategic Investments

We have made strategic investments in companies with complementary technologies and markets where we felt we could broaden our market reach or technology portfolio. The adjusted cost of our strategic investments as of December 31, 2007 was $17.8 million and consisted of several investments, including an investment in Digimarc Corporation (“Digimarc”), a provider of patented digital watermarking technologies that allow digital code to be embedded in traditional and digital content, including movies, photographic images and documents such as financial instruments, passports and event tickets. In December 1997, we made our initial investment and signed a joint development agreement with Digimarc. We made two subsequent investments in June 1999 and October 2000, for a total of $25.3 million. Digimarc completed an initial public offering in December 1999. As of December 31, 2007, we owned approximately 9.2% of Digimarc. During 2005, we determined that the decline in value of Digimarc stock was other-than-temporary and took a charge to earnings of $5.8 million as a result. There were no impairment charges relating to Digimarc in 2006 or 2007.

We also have made and hold strategic investments in other companies that have been written down and have no recorded value as of December 31, 2007.

Our strategic investments represented 2% and 3% of our total assets as of December 31, 2007 and 2006, respectively. In total, we wrote off $5.0 million and $5.8 million for the years ended December 31, 2007 and 2005 related to impairments that were other-than-temporary. There were no other-than-temporary impairment charges in 2006. In the future, we may continue to evaluate and make such minority investments for strategic purposes.

Employees

As of December 31, 2007, we had approximately 450 full-time employees in our continuing operations. Of these employees, approximately 70 were based outside of the United States. None of our continuing employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages. We believe that our future success will depend in part upon the continued service of our key employees and on our continued ability to hire and retain qualified personnel. We may not be able to retain our key employees and may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct our business in the future.

Macrovision Business and Solutions for Discontinued Operations

Discontinued DCBU Operations

The discontinued DCBU operations provide PC games providers with solutions to increase revenue and better attract and retain customers. Products include SafeDisk and ActiveMARK.

Market Segments

PC Games Producers. The PC games industry is facing a range of issues as it adjusts to changing distribution opportunities. The industry continues to suffer the effects of piracy negatively impacting sales, as the retail distribution market becomes more consolidated with less shelf space available to games. In addition, for core game publishers, publishing, distributing, merchandising, selling, and marketing video games now require much larger budgets. At the same time, the growth of broadband Internet connections to the home and small office has enabled casual game publishers to reach a broader market demographic. Our digital distribution capabilities, along with our SafeDisc and ActiveMARK technologies, are designed to (i) enable an entirely new revenue channel with online merchandising and digital distribution of games and (ii) protect both CD/DVD-ROM and digital game content from unauthorized copying.

Technology

Games Solutions. Our SafeDisc Advanced technology is licensed directly to software publishers and to mastering and replication facilities that embed our patented digital signature during the CD manufacturing process. It is designed to prevent unauthorized copying by CD recorders or transfer from a CD/DVD-ROM to a hard disc drive in a CD/DVD-ROM. SafeDisc is a “unilateral” content security solution, which means that all of the proprietary content security technology resides on the CD/DVD-ROM and nothing has to be added to or changed in the PC or CD/DVD-ROM hardware.

ActiveMARK is a digital rights management solution that secures game content in a single binary for both physical and online distribution. ActiveMARK’s easy-to-use packaging tools allow publishers to apply rights management and security criteria, build a consistent brand across all channels, and leverage with-game advertising in trials.

Licensing, Sales and Marketing

PC games content owners typically pay us a per-unit licensing fee for the right to use our proprietary content security solutions for their CD-ROM games and a service-based fee for packaging those games with our protection. Consumer software publishers typically pay us a per-unit licensing fee to use our technology for CD-ROM content security and time-based or perpetual licenses for our DRM technology.

Our customers include:

PC Games/Software Publishers	Trymedia
• Activision	• Atari
• Eidos	• Disney
• Microsoft	• Take2 Interactive
• Ubisoft Entertainment	• Yahoo!
• Vivendi Universal

Discontinued Software Business Unit Operations

The Software Business Unit (“SBU”) provides software products and services to software publishers and enterprise end users to handle electronic entitlement management, software asset management and electronic downloading installations. Software publishers include independent software vendors (ISVs) and hardware vendors who enable their devices with software.

Market Segments

Software Publishers—Licensing and Installation Solutions. Software and hardware manufacturers have access to a variety of tools with which to design and develop software. However, when such software needs to be delivered to customers, manufacturers have primarily relied on self-developed solutions to handle electronic downloading, advanced installation, embedded licensing enforcement, automatic updates, and back-office tracking of entitlements. This not only places restrictions on the business models with which manufacturers can engage their customers, but also can lead to general business problems such as confusion as to which updates are needed and difficulty with installations.

Our FLEXnet Publisher product offers a set of solutions for manufacturers and publishers. FLEXnet Publisher enables software publishers and hardware manufacturers to price, package, and protect their software. Using FLEXnet Publisher, customers can electronically generate, track, enforce, and update their software licenses and guard against unauthorized use by implementing product activation or content security. FLEXnet Publisher also enables software publishers to generate additional revenue by offering their customers a broad choice of pricing and licensing models, including subscription- and usage-based models. We also offer manufacturers back-office products to help them better manage the entitlements they have granted their customers, as well as a hosted update service that enables manufacturers to keep their deployed products up to date and automatically deliver updates over the Internet.

In addition, by incorporating our InstallShield and other installer products technologies into their products, manufacturers are able to improve their ability to provide a standard and seamless installation and activation experience, simplify product-marketing strategies, reduce unpaid usage, and lower costs associated with product development, distribution, and delivery.

Enterprise End Users—Asset Management Solutions. Enterprise IT teams are looking for ways to keep their software end users as productive as possible while minimizing their support costs. Organizations want to ensure they purchase enough licenses to fulfill the needs of their end-users but not waste money licensing unnecessary assets. Such organizations often also desire automated solutions that help them stay within the bounds of their purchased licenses, allow them to flexibly expand those bounds as needed, and maximize the reliability and availability of those licenses. Larger organizations also face significant challenges in rolling out software products to their thousands of employees and need to ensure that software is deployed easily without productivity loss to the enterprise.

Complementing our FLEXnet Publisher offerings for manufacturers, we offer the FLEXnet Manager offerings for enterprise customers to help better manage their FLEXnet-enabled products. FLEXnet Manager captures and analyzes software usage data to help enterprises determine where to allocate their software purchases and related costs and helps administer software access rights (electronic licenses) over global networks. We also offer the AdminStudio family of products to help enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management).

Technology

Software Publishers. Software and hardware vendors integrate FLEXnet Publisher solutions into their products to monitor or control a customer’s compliance with a product’s license terms. Terms of the license are typically stored in an authenticated license file that resides either on the local computer’s hard disk drive or on a network-connected central server. Compliance with those license rights is automatically monitored. The software vendor may choose to block users from running a product if doing so violates or exceeds the license rights, or simply provide notification to the user or system administrator when product use has exceeded the customer’s license rights. This allows end-user customers to buy software licenses using much more flexible license terms than traditional one-computer-one-license or site-license approaches. These terms may include floating licenses (where a specific number of licenses are shared over a network), product suites (where several product licenses are combined to be licensed as a single product), and demo licenses (where a prospective customer has full functional use of a product, but the right to use expires on a specific date or after a specific number of uses). With FLEXnet Publisher, software vendors can enable users to “activate” previously unlicensed copies of the software over the Internet, or by typing in a series of digits provided. Electronic licensing can also record the use of licensed software into a transaction log, which is authenticated and encrypted, so software vendors and customers can use this information as a basis for pay-per-use or other usage-based pricing or licensing.

Software and hardware vendors apply our InstallShield technology to their finished products, in effect “wrapping” the application for installation. Software programs are then able to be installed and confirm to operating system standards. We cover non-Windows platforms with our InstallAnywhere product.

Our FLEXnet Connect technology is implemented as a program that resides on the end user’s machine. It periodically checks the Internet for updates and downloads them as configured. End users and/or their IT department system administration group can control how frequently (if at all) they want the service to check for updates, and what to do with those updates when available.

Enterprise End-Users. Our asset management software enables larger organizations to more effectively manage their licensed software, by providing interfaces to control licensed servers and set alerts to important licensing events. Moreover, this software can read and interpret the usage transaction logs described in the preceding section, enabling customers to better manage their FLEXnet-enabled software assets and to allocate software-related costs to different departments or projects within the company through use of our FLEXnet Manager product. Our AdminStudio technology helps enterprise system administrators prepare various software applications and upgrades for deployment across the enterprise.

Licensing, Sales and Marketing

We market our software solutions directly to software producers. We also license our software asset management solutions directly to end-user enterprise customers. We supplement our direct sales efforts with reseller programs, primarily targeting our installation solutions. Additionally, select third-party professional services, value-added reseller, and systems integrator organizations are partners for our enterprise software business. As part of our FLEXnet platform, we established alliances with several companies to extend the FLEXnet ecosystem to include other third-party services and solutions. We have a worldwide network of resellers who help us sell our InstallShield products.

Software producers utilize our solutions to secure their software and to ensure that their end-user customers pay them for the use of such content or software. We generate revenue from both up front product licensing as well as recurring revenues from a variety of sources such as annual product licenses and product maintenance.

We have licensed our software-related technologies in a range of markets to thousands of customers, including:

Software Publishers & Hardware Manufacturers	Enterprise End Users
• Adobe	• 3M	• IBM
• Autodesk	• BP	• Liberty Mutual
• Cadence Design Systems	• Boeing	• Lockheed Martin
• Cisco Systems	• Costco	• Motorola
• Citrix	• Ford Motor Company	• Nokia
• IBM	• Honeywell	• Philips
• Sybase	• Hewlett Packard	• Siemens
• Synopsys

Research and Development for Discontinued Operations

Our primary locations for product development for our discontinued operations are in our Santa Clara (California), Schaumburg (Illinois), San Francisco (California), and Maidenhead (United Kingdom) offices.

Competition for Discontinued Operations

PC Games Technology

We believe that there are a limited number of competitors in our SafeDisc Advanced consumer software content protection segment, including Sony SecuROM (developed and marketed by Sony’s DADC optical disk manufacturing subsidiary), StarForce Technologies, Settec, and Smarte Solutions. We also believe that there are a small number of competitors to ActiveMARK for the protection and digital distribution of games online, most notably Boonty, Oberon, and Real Network’s RealArcade.

Software

We believe that our primary competition in the electronic license management market segment comes from customers and prospects that develop their own homemade solutions. We have other more traditional competitors in various subcomponents of our offerings, including SafeNet (who acquired Rainbow Technologies, and has a license management offering) and Symantec (who acquired Altiris and has an installer offering). There are other smaller competitors as well, including companies such as XtreamLok, Softwrap, and Reprise Software. Operating system developers such as Microsoft, IBM, and Sun already integrate limited license management and installation functionality into their products, and they could expand this functionality, which could pose an increased competitive threat. Similarly, microprocessor suppliers may choose to integrate rights management solutions into their products, and software resellers could also begin to develop their own electronic license management solutions.

We provide software asset management solutions to help end users monitor, manage, and track FLEXenabled and other software applications. Because we encrypt the FLEXnet usage log files, we are the only ones authorized to read and interpret the FLEXnet usage log files for purposes of software asset management. We believe that there are currently no significant competitors in this particular software asset management area. In the larger market of software asset management in general, products such as CA Unicenter, BMC Remedy, and IBM Tivoli offer related and sometimes overlapping functionality.

AdminStudio enables enterprise system administrators to prepare various software applications and upgrades for deployment across the enterprise (via repackaging and patch impact management). It is used as a front-end preparation tool to assess whether there are any software application conflicts with other installed software prior to deploying to all the end-user PCs. We believe our primary competitor is Symantec (for our AdminStudio and Windows installer business). Symantec acquired Wise’s Package Studio product.

Operations and Technical Support for Discontinued Operations

We provide technical support and professional services to our independent software vendor customers and enterprise end-user organizations during pre-sale, installation, implementation, and maintenance phases of our contracts.

We provide a variety of technical support to our customers:

•

We support our licensed duplicators and replicators with hardware and software installation assistance and quality assurance. In addition, we support licensed duplicator/replicator sales personnel by providing sales training and marketing literature, and by participating in trade shows.

•

We regularly test the effectiveness and transparency of our PC games content protection technologies on representative samples of consumer devices to determine whether modifications or enhancements may be necessary.

•	We provide training and professional services to assist our independent software vendor licensees in wrapping their executables with our SafeDisc modules.

•	We provide training and application support for the SafeDisc software toolkits.

•	We test for SafeDisc compatibility and effectiveness with a variety of PC and CD/DVD drive software and hardware.

Our strategy is to license our technologies to third parties that manufacture products or software incorporating our technologies. For our InstallShield products, which are mostly distributed on CD-ROMs as boxed software, we contract with outside replicators to produce, package, and fulfill orders.

Employees included in Discontinued Opeations

As of December 31, 2007, we had approximately 460 full-time employees in our discontinued operations. Of these employees, approximately 120 were based outside of the United States. Except for our employees located in our Alicante, Spain office, none of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages.

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

In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. If any of these risks occur, our business, financial condition or operating results could be adversely affected. This list is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance.

Risk Factors Applicable to Continuing and Discontinued Operations

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

Revenues from these fees will depend on (a) growth in the various media formats, including the Blu-Ray format, (b) use of our video content protection technology on videocassettes, DVDs, digital PPV/VOD programs or PCs, and (c) usage fees or royalties. To increase or maintain our market penetration, we must continue to persuade content owners that the cost of licensing our technology is outweighed by the increase in revenues that content owners and retailers gain as a result of using content protection, such as revenues from additional sales of the copy protected material or subsequent revenues from other distribution channels.

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

The markets for the products in which our technologies are incorporated are intensely competitive and price sensitive. Retail prices for such products that include our technology, such as DVDs and CDs, have decreased significantly, and we expect prices to continue to decrease for the foreseeable future. In response, content owners have sought to reduce their product costs, which has resulted in downward pressure on the licensing fees we charge our customers who incorporate our technologies into the products they sell. Further declines in the licensing fees we charge could materially and adversely affect our operating results.

If our entertainment technologies customers decide to focus on other methods to inhibit piracy, the demand for our products may decrease and our business would be harmed.

We have been successful historically in licensing our content protection technologies to control unauthorized casual consumer copying. Other content piracy sources include camcorders in movie theaters, peer-to-peer file sharing services and PC-based DVD copying software. To the extent that our customers spend money to prevent or litigate or support legislative initiatives against these other piracy sources, they may reduce spending on our technology and our business would be harmed.

Additionally, our business may be affected by “free” peer-to-peer services that allow computer users to connect with each other and to copy/share many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. Even though the U.S. Supreme Court ruled in 2005 that Internet peer-to-peer companies like Grokster Ltd. can be held liable for copyright infringement when individuals use their technology to download songs and movies illegally, the Court did not address the question of whether peer-to-peer file sharing technology is illegal in itself. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services and of technologies that shut down other unauthorized sources of the program file content, regardless of the ultimate resolution of their legal status. To the extent that consumers choose to utilize these peer-to peer services and do not purchase authentic packaged media or authorized DRM downloads, it may adversely affect our business for packaged media copy protection. If our customers are unable to prevent their content from becoming available through these other piracy sources, they may consider our technology to be less valuable and our business would be harmed.

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

Our primary competition in the electronic license management market segment currently comes from our own prospective customers—those independent software vendors who believe they can develop their own electronic license management solutions instead of purchasing them. In the event that software vendors succeed with their internal developments, or forego the implementation of such applications, this would adversely affect our business. Other competitors include companies offering digital rights management, electronic licensing, or electronic software distribution technology, as well as companies that have historically offered hardware dongle products and are shifting to software-based protection. Operating system developers or microprocessor suppliers may choose to integrate rights management solutions into their products. Software resellers could also begin to develop their own electronic license management solutions. In addition to having more traditional competitors in various subcomponents of our offerings, such as SafeNet that has a license management offering and Symantec that has an installer offering, we may face new or increased competition from smaller and emerging companies such as XtreamLok, Softwrap and Reprise Software.

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

While our copy protection capability is embedded in hundreds of millions of digital set-top boxes manufactured by the leading digital set-top box manufacturers, only a handful of cable or satellite system operators in North America have activated copy protection for digital PPV or VOD programming. Our ability to expand our markets in additional home entertainment venues such as digital PPV or VOD will depend in large part on the support of the major motion picture studios in advocating the incorporation and activation of copy protection technology in the hardware and network infrastructure required to distribute such video programming. If the MPAA studios do not require copy protection activation for PPV or VOD movies, or if PPV/VOD system operators do not specify our copy protection in their set-top boxes, or if the system operators do not activate copy protection in other digital PPV networks outside of Canada, Germany, Japan, Hong Kong or the United Kingdom, then our business may be harmed.

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

Our customer base and our entertainment-related revenue are highly concentrated among a limited number of customers, primarily due to the fact that the MPAA studios dominate the motion picture industry and the loss of any one customer would have a significant adverse impact on our entertainment related business. Historically, we have derived the majority of our entertainment-related revenue from a relatively small number of customers. One customer accounted for more than 10% of our net revenues in 2007, no such customer existed for 2006, and two such customers existed for 2005.

We expect that revenues from the MPAA studios will continue to account for a substantial portion of our net revenues for the foreseeable future. We have multi-year agreements with some of the major home video companies for copy protection of their videocassettes and/or DVDs in the U.S. As these agreements expire, they may or may not be renewed, or, if renewed, may be at substantially reduced prices and on other terms less favorable to us than the existing agreements. Changes in management, ownership or control of the MPAA studios could affect the renewal of their contracts with us. The failure of any one of these customers to renew its contract, or to enter into a new contract with us on terms that are favorable to us, would likely result in a substantial decline in our entertainment-related revenue and operating income, and our business would be harmed.

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

The retail prices of DVDs are falling. As retail prices drop, consumers trend toward purchases rather than rental of DVDs, therefore causing studios to face increased pressure to trim manufacturing expenses. This includes cutting back their content protection usage, as well as negotiated reductions in their usage fees. Diminishing margins that studios have been experiencing have contributed to a reduction in the prices we can charge them to include our video content protection technology in their products. As such, we have experienced a decline in our entertainment technologies’ per-unit revenue associated with DVDs in the last two years and we have seen our usage fees on a per unit basis decline over time. Even though we have some contracts with minimum annual volume commitments, it is possible for some studios to copy protect a smaller percentage of their titles and still achieve their minimum volume commitments. In addition, some studios choose to copy protect selected titles, or choose to not use any copy protection, and their actions may influence other studios to do the same, which could harm our business.

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

Our quarterly and annual revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future performance. Due to limited visibility in predicting software licensing revenues and, particularly, revenues that are generated from perpetual licenses (under which license fee revenue is recognized upfront on a one-time basis), we may experience volatility in revenues which may cause us to not be able to sustain our revenue levels, or our rate of revenue growth, on a quarterly or annual basis. In addition, we may be required to delay or extend recognition of revenue on more complex licensing arrangements as required under generally accepted accounting principles in the United States. Fluctuations in our operating results have in the past caused, and may in the future cause, the price of our common stock to decline.

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

•	The timing and popularity of releases of computer software CD-ROM multimedia titles; and

•	The extent to which various hacking technologies are viewed by our customers to undermine and devalue our technologies.

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

Because of the nature of the products that we offer and our customers’ business cycles, we have experienced significant seasonality in our business, and our business is likely to be affected by seasonality in the future. We have typically experienced our highest revenue in the fourth quarter of each calendar year followed by lower revenue and operating income in subsequent quarters of the next year. We believe that this trend has been principally due to the tendency of our customers to release their more popular movies and games during the year-end holiday shopping season as well as the pronounced fourth quarter seasonality in the software business.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with our international business could have an adverse effect on our operating results.

International and export sales together represented 54%, 57% and 56% of our consolidated net revenues from continuing operations in 2007, 2006 and 2005, respectively. We expect that international and export sales will continue to represent a substantial portion of our net revenues for the foreseeable future. Our future growth will depend to a large extent on worldwide acceptance and deployment of our content protection and DRM solutions for digital PPV networks, DVDs, and consumer software.

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

We believe that our future success will depend on our ability to continue to introduce proprietary solutions for digital content and software solutions and technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where products incorporating our technologies can be sold. We have filed applications to expand our patent claims and for improvement patents to extend the current expiration dates, however, expiration of some of our patents may harm our business. If we are not successful in protecting our intellectual property, our business would be harmed.

Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies. Such competitive threats could harm our business.

It may be more difficult for us, in the future, to have our technologies adopted as individual industry standards to the extent that entertainment industry participants collaborate on the development of industry standard technologies.

Increasingly, standards-setting organizations are adopting or establishing technology standards for use in a wide-range of consumer electronics products. As a result, it is more difficult for individual companies to have their technologies adopted wholesale as an informal industry standard. In addition, increasingly there are a large number of companies, including ones that typically compete against one another, involved in the development of new technologies for use in consumer entertainment products. As a result, these companies often license their collective intellectual property rights as a group, making it more difficult for any single company to have its technologies adopted widely as a de facto industry standard or to have its technologies adopted as an exclusive, explicit industry standard. Examples of this include MPEG-LA (DRM licensing); Advanced Access Control System (AACS) for next generation DVD encryption; HD-DVD and Blu-ray DVD (next generation DVD formats); and Digital Living Network Alliance (DLNA) and the Universal Plug and Play (UPnP) Forum (interoperability of consumer electronic devices). If our technologies are not supported by these standards bodies or patent pools, it may be more difficult for us to grow our business in the future. Our major customers may have a large influence on industry standards and the widespread adoption of new technologies. The selection of alternative technologies to ours or to those on which our technologies operate would harm our business.

We are exposed to risks associated with our changing technology base through strategic acquisitions, investments and divestitures.

We have expanded our technology base in the past through strategic acquisitions and investments in companies with complementary technologies or intellectual property and intend to do so in the future. Acquisitions hold special challenges in terms of successful integration of technologies, products and employees. Over the last two years, we completed the acquisitions of eMeta Corporation (February 2006), Mediabolic, Inc. (January 2007) and All Media Guide Holdings, Inc. (December 2007). We also acquired assets of Cryptography Research, Inc. in November 2007. In addition, in December 2007, we signed an agreement to acquire Gemstar-TV Guide International, Inc., and in February 2008 signed agreements to divest our software and games businesses. We may not realize the anticipated benefits of these acquisitions and divestitures or the benefits of any other acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel from the acquired businesses, in which case our business could be harmed.

Acquisitions, divestitures and other strategic investments involve numerous risks, including:

•	problems integrating and divesting the operations, technologies, personnel or products over geographically disparate locations;

•	unanticipated costs, litigation and other contingent liabilities;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering into markets in which we have no, or limited, prior experience;

•	incurrence of significant exit charges if products acquired in business combinations are unsuccessful;

•	significant diversion of management’s attention from our core business and diversion of key employees’ time and resources;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business; and

•	potential loss of our key employees or the key employees of an acquired organization.

Financing for future acquisitions, including the pending Gemstar-TV Guide acquisition, may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause our stock price to fall. We cannot ensure that we will be able to identify or complete any acquisition or divestiture in the future.

If we acquire businesses, new products or technologies in the future, we may incur significant acquisition-related costs. Divestitures could cause similar problems to occur. In addition, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. We have in the past and may in the future be required to write off all or part of one or more of these investments that could harm our operating results. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. Acquisition activities could also cause operating margins to fall depending upon the financial models of the businesses acquired.

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

We currently hold minority equity interests in a number of companies, including Digimarc, a public corporation. Other than Digimarc, our strategic investments are in privately held companies. There is no active trading market for the securities of privately held companies and our investments in them are illiquid at best. We have written off all of our investments in such privately held companies and we may never have an opportunity to realize any return on our investments in them. Through December 31, 2007, we had invested an aggregate of $58.3 million in strategic investments. Since January 1, 2001, we have written off $44.0 million of strategic investments resulting from impairment that was other-than-temporary, and we may have to write off additional amounts in the future.

We have significant debt obligations, and the proposed Gemstar-TV Guide acquisition will increase our debt obligations.

We incurred $240 million of principal indebtedness from the sale of debentures in an August 2006 private placement. As a result of the sale of the debentures, we have substantially increased our principal and interest obligations. In addition, we are seeking substantial debt financing in connection with the pending Gemstar-TV Guide acquisition, which will increase our debt obligations. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control.

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

In the PC games copy protection market, a number of individuals have developed and posted SafeDisc Advanced hacks on the Internet, or CD cloning software. If we are not able to develop technologies that deter the hackers from developing circumvention or cloning techniques, our customers could reduce their usage of our technology because it was compromised. We expect to encounter similar challenges with our RipGuard DVD anti-ripper product.

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, technology we have acquired or technology we license from third parties may infringe other third parties’ proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. For example, we have received notices and lawsuits from certain customers requesting indemnification in patent-related lawsuits. We evaluate the requests and assess whether we believe we are obligated to provide such indemnification to such customers on a case by case basis. Customers or strategic partners making such requests could become unwilling or hesitant to do business with us if we decline such requests. An adverse determination with respect to such requests or in any of these events described above could require us to change our business practices and have a material impact on our business and results of operations.

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

We are involved in the business of protection and enablement of audio, video and software content on the Internet. There has been, and we believe that there will continue to be, an increasing level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially as it relates to the motion picture and software industries. As we develop products and services that protect, provide or enable the provision of content in such ways, the risk of litigation against us may increase.

If use of the Internet for delivery of content does not increase as we anticipate, our business may suffer.

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

Our video copy protection products are designed to be applied to packaged media, and we receive royalties based on the number of units produced. If electronic delivery of such products using the Internet were to increase, our revenues from packaged media may be adversely affected and not replaced by Internet-based revenues. In this event, our business could be seriously harmed.

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

We have incurred, and will continue to incur, significant legal, accounting and other expenses associated with corporate governance and public company reporting requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq. As long as the SEC requires the current level of compliance for public companies of our size, we expect these rules and regulations to require significant legal and financial compliance costs and to make some activities more time-consuming and costly. We do believe, however, that we will be able to fund these costs out of our available working capital. We also expect these new rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than was previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and affect our ability to operate our business.

We have a complex business that is international in scope. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal controls over financial reporting. If we or our independent registered public accountants identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. We have in the past, and may in the future, identify significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated.

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

We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country required us to collect sales or other taxes from past sales of products, licenses of technology or provision of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and would likely have to pay such taxes out of our own funds.

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

The price of our common stock may be volatile.

The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

•	actual or anticipated fluctuations in operating results;

•	announcements of technical innovations;

•	new products or new contracts;

•	announcements by competitors or their customers;

•	announcements by our customers;

•	governmental regulatory and copyright action;

•	developments with respect to patents or proprietary rights;

•	announcements regarding acquisitions or divestitures;

•	announcements regarding litigation or regulatory matters;

•	changes in financial estimates or coverage by securities analysts;

•	changes in interest rates which affect the value of our investment portfolio;

•	changes in tax law or the interpretation of tax laws; and

•	general market conditions.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report by management on our internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by our management of the effectiveness of internal control over financial reporting. While we continuously conduct a rigorous review of our internal control over financial reporting in order to comply with the Section 404 requirements, our independent registered public accountants may interpret the Section 404 requirements and the related rules and regulations differently from how we interpret them, or our independent registered public accountants may not be satisfied with our internal control over financial reporting or with the level at which these controls are documented, operated or reviewed in the future. In addition, the demand for competent audit resources has grown dramatically as a result of the requirements of Section 404, and such demand may exceed available supply. Finally, in the event we make a significant acquisition, or a series of smaller acquisitions, we may face significant challenges in implementing the required processes and procedures in the acquired operations. As a result, our independent registered public accountants may decline or be unable to report on the effectiveness of our internal controls over financial reporting or may issue a qualified report in the future. This could result in an adverse reaction in the financial markets due to investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements, which could cause the market price of our shares to decline.

Additional Risk Factors Specific to Discontinued Operations

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

We must continue to provide satisfactory support and maintenance services to our customers.

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

Our corporate headquarters consist of approximately 160,000 square feet located in Santa Clara, California. The leases for these premises expire on January 31, 2017. We also lease approximately 46,000 square feet in Schaumburg, Illinois pursuant to a lease that expires on January 31, 2009. As of December 31, 2007, we lease approximately 19,500 square feet in San Francisco, California pursuant to a lease that expires on July 31, 2013, approximately 33,600 square feet in Ann Arbor, Michigan pursuant to a lease that expires on January 18, 2011, approximately 13,250 square feet in San Mateo, California pursuant to a lease that expires on August 8, 2008, and approximately 15,000 square feet in New York, New York pursuant to a lease that expires on May 31, 2016. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

We also lease space for sales, marketing and technical staff in Maidenhead and Cheshire in the United Kingdom and in Friborg, Switzerland; Tokyo, Japan; Seoul, Korea; Amsterdam, The Netherlands; Alicante, Spain; Hong Kong; Hsinchu, Taiwan; Paris, France and Frankfurt, Germany.

ITEM 3.	LEGAL PROCEEDINGS

We have not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

An arbitration action has been filed by a customer against us seeking indemnity for third-party claims of intellectual property infringement. We believe that we have meritorious defenses to the asserted claims and intend to defend ourselves vigorously.

We are involved in legal proceedings related to some of our intellectual property rights.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, we received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, we could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, we concluded that no additional payment was required under the terms of the Agreement. The Trust alleged that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore sought an amount exceeding $20 million inclusive of attorneys’ fees and interest. In February 2008, we resolved this matter and paid a settlement amount of $7.0 million. During the fourth quarter of 2007, we recorded a $7.0 million charge to our results of discontinued operations to accrue for the settlement of this matter.

As of December 31, 2007, for all the abovementioned matters except where mentioned, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, we have been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on our consolidated financial position, results of operation or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the quarter ended December 31, 2007.

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

	High	Low
2006
First Quarter	$22.15	$15.75
Second Quarter	$25.65	$19.96
Third Quarter	$24.35	$19.23
Fourth Quarter	$29.13	$23.71

2007
First Quarter	$27.96	$22.56
Second Quarter	$30.73	$24.01
Third Quarter	$30.52	$22.00
Fourth Quarter	$27.28	$18.33

As of February 1, 2008, there were 80 holders of record of our common stock, based upon information furnished by American Stock Transfer & Trust Company, the transfer agent for our securities. We believe, based upon security positions listings, that there are approximately 3,632 beneficial owners of our common stock as of February 15, 2008. As of February 1, 2008, there were 54,072,089 shares of common stock outstanding.

Stock Performance Graph

The graphs below shows a comparison of the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index (the “Nasdaq”), the S&P 500 Composite Index (the “S&P 500”) and the Russell 2000 Index (“Russell 2000”) over the five year period from December 31, 2002 through December 31, 2007. The graph assumes an investment of $100 in our common stock and in each of the market indices, and further assumes the reinvestment of all dividends. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

	Macrovision Corporation	Nasdaq Composite Index	S&P 500	Russell 2000 Index
December 31, 2002	$100	$100	$100	$100
December 31, 2003	$141	$150	$126	$145
December 31, 2004	$160	$163	$138	$170
December 31, 2005	$104	$165	$142	$176
December 31, 2006	$176	$181	$161	$206
December 31, 2007	$114	$199	$167	$200

Dividend Policy

We have not declared or paid any cash dividends on our common stock since 1994. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. At this time, we intend to retain all earnings for use in our business operations.

Stock Repurchase Authorization

In May 2002, the Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of Company management. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. Effective August 2006, when this repurchase program was subsumed by the August 2006 program, there were no shares remaining for repurchase under the May 2002 program.

In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock, which subsumed the aforementioned stock repurchase program. In the year ended December 31, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million. In the year ended December 31, 2007, the Company repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for repurchase under the August 2006 program.

As of December 31, 2007 and December 31, 2006, treasury stock consisted of 7.4 million shares and 5.3 million shares, respectively, of common stock that had been repurchased under the May 2002 and August 2006 programs, with a cost basis of approximately $138.4 million and $88.4 million, respectively.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of December 31, 2007, no shares of common stock have been repurchased under this program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data and other operating information. The financial data does not purport to indicate results of operations as of any future date or for any future period. The financial data is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. For further discussion of factors that could affect comparability of these consolidated financial statements, see the notes following the table.

We have completed a number of acquisitions over the last five fiscal years, each of which was accounted for as a purchase transaction, which may affect year-over-year comparisons of our selected financial data. See a description of such acquisitions fully described in Note 3, “Business Combinations and Asset Purchases” of our Notes to Consolidated Financial Statements. Accordingly, the results of the acquired companies’ operations are included in our consolidated financial statements from their respective dates of acquisition.

As of the fourth quarter of 2007, as a result of our intention to acquire Gemstar-TV Guide and a full review of our portfolio of businesses, we determined it was probable that we would divest our software segment (“Software”) and games business (“Games.”) The decision was a result of management’s desire to focus resources on Macrovision’s core strategies. In February 2008, we entered into a definitive agreement to dispose of our Software business unit for $200 million cash in a transaction that is expected to close on or before April 1, 2008. In February 2008, we also entered into a definitive agreement to dispose of our Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. Prior to the fourth quarter of 2007, Games was included in the Distribution and Commerce segment and Software was presented as a separate reportable segment. As a result of such actions, effective with the fourth quarter of 2007, our results for all periods presented have been reclassified to present the operations of Software and Games as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$155,685	$121,328	$96,348	$106,129	$85,985

Costs and expenses:
Cost of revenues	17,283	17,037	6,664	6,748	3,950
Amortization of intangibles from acquisitions	5,363	2,658	1,435	1,449	1,248
Research and development	17,498	18,132	9,992	12,359	7,722
Selling and marketing	26,364	23,016	15,678	15,604	12,763
General and administrative	36,459	31,567	27,877	20,717	15,514
In-process research and development (2)	—	—	—	—	624
Restructuring and asset impairment charges (3)	4,546	—	1,030	—	—

Total costs and expenses	107,513	92,410	62,676	56,877	41,821

Operating income from continuing operations	48,172	28,918	33,672	49,252	44,164
Interest and other income, net	15,597	9,192	5,465	4,173	3,852
Impairment losses on strategic investments	(5,000)	—	(5,822)	(5,478)	(4,820)
Gains on strategic investments	—	—	—	1,220	452

Income from continuing operations before taxes	58,769	38,110	33,315	49,167	43,648
Income taxes	14,637	9,337	17,723	18,578	21,132

Income from continuing operations, net of tax	44,132	28,773	15,592	30,589	22,516
(Loss) income from discontinued operations, net of tax (1)	(12,632)	4,270	6,523	6,141	4,425

Net income	$31,500	$33,043	$22,115	$36,730	$26,941

	Year Ended December 31,
	2007 (1)	2006 (1) (5)	2005 (1)	2004 (1)	2003 (1)
	(in thousands, except per share data)
Basic earnings per share:
Basic income per share from continuing operations	$0.83	$0.56	$0.31	$0.62	$0.46
Basic (loss) income per share from discontinued operations	$(0.24)	$0.08	$0.13	$0.12	$0.09

Basic net earnings per share	$0.59	$0.64	$0.44	$0.74	$0.55

Shares used in computing basic net earnings per share	53,435	51,840	50,708	49,516	48,754

Diluted earnings per share:
Diluted income per share from continuing operations	$0.81	$0.55	$0.30	$0.60	$0.45
Diluted (loss) income per share from discontinued operations	$(0.23)	$0.08	$0.13	$0.13	$0.09

Diluted net earnings per share	$0.58	$0.63	$0.43	$0.73	$0.54

Shares used in computing diluted net earnings per share	54,218	52,731	51,373	50,619	49,518

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short and long-term investments	$439,289	$456,390	$249,704	$241,670	$269,632
Working capital	438,714	292,677	218,610	208,076	125,248
Total assets	937,158	819,615	497,925	452,473	385,566
Long-term liabilities (4)	297,462	243,559	959	979	874
Total stockholders’ equity	555,618	466,142	428,150	398,344	341,211

(1)	The information included in this five-year financial summary has been reclassified from amounts previously reported to present the results of discontinued operations which are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.
(2)	In connection with the acquisition of peer-to-peer assets in August 2003, we allocated and expensed $624,000 of the purchase price to in-process research and development projects.
(3)	In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of various business functions. We recorded a total charge of $2.5 million during 2005, of which $1.0 million related to continuing operations. During the year ended December 31, 2007, we recorded restructuring and asset impairment charges of $19.1 million, of which $4.5 million related to continuing operations. These restructuring actions included workforce reductions resulting from the cancellation of certain research and development programs, the re-organization of our segments in June 2007 and the exit from our Hawkeye anti-piracy service.
(4)	In August 2006, we issued $240.0 million in convertible senior notes which has been included in long-term liabilities.
(5)	On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and related notes contained elsewhere in this Form 10-K.

Overview

Macrovision Corporation, a Delaware corporation founded in 1983, provides a broad set of solutions that enable businesses to protect, enhance and distribute their digital goods to consumers across multiple channels. Our offerings include content protection technologies and services, digital rights management products and technologies, and embedded licensing technologies. Our solutions are deployed by companies in the entertainment, consumer electronics, gaming, software, information publishing, web retail/portals and corporate IT markets to solve industry-specific challenges and bring greater value to their customers.

In June 2007, we announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment is designed to enable us to increase our focus on long-term growth, market opportunities and meeting customer needs.

As of the fourth quarter of 2007, as a result of our intention to acquire Gemstar and a full review of our portfolio of businesses, we determined it was probable that we would divest Software and committed to a plan to divest Games. The decision was a result of management’s desire to focus resources on Macrovision’s core strategies. In February 2008, we entered into a definitive agreement to dispose of our Software business unit for $200 million cash in a transaction that is expected to close on or before April 1, 2008. In February 2008, we also entered into a definitive agreement to dispose of our Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. Prior to the fourth quarter of 2007, Software was presented as a separate reportable segment and Games was included in the Distribution and Commerce segment. As a result of such actions, effective with the fourth quarter of 2007, our results for 2007, 2006 and 2005 have been reclassified to present the operations of Software and Games as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.

Our segment results for continuing operations for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Revenue	Segment Income	Revenue	Segment Income	Revenue	Segment Income
	(In thousands)
Embedded Solutions	$93,816	$77,445	$46,264	$42,495	$32,140	$31,905
Entertainment	50,227	33,247	65,039	36,245	64,031	46,215
Distribution and Commerce	11,642	(6,011)	10,025	391	177	242
Unallocated costs (1)	—	(51,963)	—	(50,213)	—	(43,660)
Restructuring and asset impairment charges	—	(4,546)	—	—	—	(1,030)

Totals from continuing operations	$155,685	$48,172	$121,328	$28,918	$96,348	$33,672

(1)	The Company does not allocate to its segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and administrative functions. Non-recurring charges such as restructuring charges and asset impairment charges are also not allocated to segments.

Embedded Solutions. The Embedded Solutions segment focuses on consumer electronics manufacturers with solutions enabling them to protect and enhance digital content in digital set-top boxes for cable/satellite TV and a variety of PC and consumer electronics video playback and record devices, including our analog copy protection (ACP) technology and the Macrovision Connected Platform (MCP), which is a SDK to implement Universal Plug and Play (UPnP) as well as a Digital Living Network Alliance (DNLA) reference toolkit.

In January 2007, we acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.6 million of cash consideration, of which $40.2 million was paid in 2006 and $3.4 million was paid in 2007. Mediabolic is a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends our capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home.

Revenues from our Embedded Solutions segment increased $48 million, or 103%, from 2006 to 2007 due to increased usage of our analog copy protection technology in various consumer electronic devices and due to the inclusion of Mediabolic since January 1, 2007. Operating income from our Embedded Solutions segment increased $35 million, or 82% from 2006 to 2007 for the same reasons noted above.

We actively engage in activities focused on identifying third parties who did not report to us the amount of royalties owed under license agreements with us. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

Entertainment. The Entertainment segment focuses on our worldwide entertainment and studio customers, including the continuing relationships with the Motion Pictures Association of America (MPAA) and Independent studios. The Entertainment solutions include various digital content protection and enhancement products and services such as ACP, RipGuard and BD+ for digital content owners and system operators.

In November 2007, we acquired a certain business unit of a San Francisco-based R&D organization focused on solving complex digital security problems, for $45 million in cash plus $8.4 million in warrants exercisable for Macrovision stock. Additional warrants may be issued as contingent consideration on the achievement of certain milestones by December 31, 2008. Macrovision now owns the SPDC™ (Self-Protecting Digital Content) technology, which formed the basis of BD+, a key element of Blu-ray’s content security platform. The technology will complement our existing ACP and Ripguard video security solutions.

Revenues from our Entertainment segment decreased $15 million, or 23%, from 2006 to 2007 due primarily to the loss of an MPAA customer. Segment operating income from our Entertainment segment decreased $3 million, or 8%, for the same reasons.

We actively engage in intellectual property compliance and enforcement activities focused on identifying third parties who have under-reported to us the amount of royalties owed under license agreements with us. As a result, from time to time, we may not receive timely replicator reports, and therefore, we may recognize revenues that relate to activities from prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. We cannot predict the amount or timing of such revenues.

Distribution and Commerce. The Distribution and Commerce segment focuses on providing tools and services needed to facilitate the protection requirements of providers of digital goods, which includes our RightAccess and RightCommerce solutions focused on information publishers.

In December, 2007, we acquired All Media Guide Holdings, Inc. (“AMG”), a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration. AMG is one of the world’s largest providers of information databases and metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery and management of digital media.

Revenues from our Distribution and Commerce segment increased $2 million, or 16%, from 2006 to 2007 due primarily to increase market penetration from our RightAccess and RightCommerce solutions. Segment operating income decreased $6 million due to increased costs associated with professional services and online support.

Seasonality of Business

We have experienced significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future. We have typically experienced our highest revenues in the fourth quarter of each calendar year. We believe that this trend has been principally due to the tendency of certain of our customers to manufacture and release new video titles during the year-end holiday shopping season, while our operating expenses are incurred more evenly throughout the year.

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

We have identified the accounting policies below as critical to our continuing business operations and the understanding of our results of operations.

Revenue Recognition

We recognize revenue in accordance with current U.S. generally accepted accounting principles and with the guidelines of the SEC Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104 “Revenue recognition in Financial Statements.” We also recognize revenue on software products in accordance with Statements of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”

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

Revenue recognition requirements in the software industry are very complex and are subject to change. Our revenue recognition for our software products in our continuing operations included in our Distribution & Commerce segment continues to be one of our critical accounting policies because revenue recognition is based on complex rules which require us to make judgments and estimates. We generally recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. For example, for multiple element arrangements we must make assumptions and judgments in order to allocate the total price among the various elements we must deliver, to determine whether undelivered services are essential to the functionality of the delivered products and services, to determine whether vendor-specific evidence of fair value exists for each undelivered element. Also, we provide for returns on product sales in our channel business based on three month historical revenue trends and adjust such reserves as considered necessary. To date, there have been no significant sales returns.

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

This critical accounting policy was also adopted for our discontinued operations.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. In connection with our impairment analysis performed annually in our fourth quarter, we are required to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, we are required to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit using the discounted cash flow approach and the market multiple approach. To the extent the carrying amount of a reporting unit exceeds its fair value, we would be required to perform the second step of the impairment analysis, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. To the extent the implied fair value of goodwill of each reporting unit is less than its carrying amount we would be required to recognize an impairment loss. The process of evaluating the potential impairment of goodwill is subjective and requires judgment at many points during the test including future revenue forecasts, discount rates and various reporting unit allocations.

Effective October 1, 2007, we performed our most recent annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, we determined no indicators of impairment existed for our reporting units and no impairment charges were recorded for goodwill. By the end of the fourth quarter of 2007, we determined it was probable we would divest our Software and Games reporting units. This triggered an additional test for impairment for the Games and Software reporting units. As a result of this second impairment analysis, we concluded that there was an impairment of our Games reporting unit and recorded $4.7 million of impairment charges during the fourth quarter of 2007. Based on the results of this second impairment analysis, we concluded that no indicators of impairment existed for our Software reporting unit. See Note 4 of Notes to Consolidated Financial Statements.

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

Income Taxes

We account for income taxes using the asset and liability method of SFAS 109, “Accounting for Income Taxes”. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We account for uncertainty in income taxes using the cumulative probability method under FIN 48, “Accounting for Uncertainty in Income Taxes”. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amount provided for income taxes in our consolidated financial statements.

Results of Operations

The following table sets forth selected consolidated statements of income data expressed as a percentage of net revenues for the periods indicated:

Comparison of Years Ended December 31, 2007 and 2006 from continuing operations

	Years Ended December 31,
	2007	2006	Change $	Change %
Net revenues	$155,685	$121,328	$34,357	28%
Costs and expenses:
Cost of revenues	17,283	17,037	246	1%
Amortization of intangibles from acquisitions	5,363	2,658	2,705	102%
Research and development	17,498	18,132	(634)	-3%
Selling and marketing	26,364	23,016	3,348	15%
General and administrative	36,459	31,567	4,892	15%
Restructuring and asset impairment charges	4,546	—	4,546	100%

	107,513	92,410	15,103	16%

Operating income from continuing operations	48,172	28,918	19,254	67%
Interest and other income, net	15,597	9,192	6,405	70%
Impairment losses on strategic investments	(5,000)	—	(5,000)	-100%

Income from continuing operations before income taxes	58,769	38,110	20,659	54%
Income taxes	14,637	9,337	5,300	57%

Income from continuing operations, net of tax	44,132	28,773	15,359	53%
Income (loss) from discontinued operations, net of tax	(12,632)	4,270	(16,902)	-396%

Net income	$31,500	$33,043	$(1,543)	-5%

Net Revenues. Our revenues for 2007 increased by $34.4 million or 28% compared to 2006 primarily due to the increase in Embedded Solutions revenue, partially offset by the decline in Entertainment revenue. The increases in revenue from Embedded Solutions were primarily due to the proliferation of digital set top boxes and other CE devices using our technology, and the inclusion of Mediabolic since January 1, 2007.

Cost of Revenues. Cost of revenues were consistent with the prior year and did not increase in proportion to the growth in revenue since the majority of the revenue growth is from our Embedded Solutions group, which has high gross margins.

Amortization of Intangibles from Acquisitions. Amortization of intangibles increased $2.7 million from 2006 to 2007. The increase was primarily due to the amortization of intangibles from the acquisitions we have completed during the year ended December 31, 2007.

In January 2007, we acquired Mediabolic, a privately-held company based in San Mateo, California, for $43.6 million of cash consideration, of which $40.2 million was paid in 2006 and $3.4 million was paid in 2007. As part of this acquisition, we acquired $9.3 million of intangibles subject to amortization. Mediabolic extends our capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home.

In November 2007, we acquired a certain business unit of a San Francisco-based R&D organization focused on solving complex digital security problems, for $45 million in cash plus $8.4 million in warrants exercisable for Macrovision stock. As part of this acquisition, we acquired $23.1 million of intangibles subject to amortization. The acquired SPDC™ (Self-Protecting Digital Content) technology, which formed the basis of BD+, a key element of Blu-ray’s content security platform will complement our existing ACP and Ripguard video security solutions.

In December 2007, we acquired All Media Guide Holdings, Inc. (“AMG), a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration. As part of this acquisition, we acquired $38.0 million of intangibles subject to amortization. This acquisition extends our solutions for the enhancement and distribution of digital content by making it easier for consumers to discover, purchase, interact with and play back digital media assets, which is a strategic priority for us.

Research and Development. Research and development expenses decreased by $0.6 million, or 3% from 2006 to 2007. The decrease was primarily due to the consolidation of research and development programs during 2007 as a result of various restructuring programs and workforce reductions. Research and development expenses decreased as a percentage of net revenues to 11% in 2007 from 15% in 2006. We expect research and development expenses to increase in absolute terms over the prior year period as a result of expected increases in research and development activity to support our new technologies.

Selling and Marketing. Selling and marketing expenses increased by $3.3 million, or 15% from 2006 to 2007. The increase was primarily due to increased commissions commensurate with the increase in revenue. Selling and marketing expenses, as a percentage of net revenues, decreased to 17% in 2007 from 19% in 2006. We expect selling and marketing expenses to increase in absolute terms as we continue our efforts to grow our business.

General and Administrative. General and administrative expenses increased by $4.9 million, or 15% from 2006 to 2007. The increase was primarily due to increased legal costs by enforcing our intellectual property rights and higher costs, in general, to support the growth of the business. General and administrative expenses decreased as a percentage of net revenues to 23% in 2007 from 26% in 2006. We expect our general and administrative expenses to increase in absolute terms as we continue to support our efforts to grow our company.

Restructuring Charge and Asset Impairment charges. During the year ended December 31, 2007, we implemented several restructuring programs. These programs included the termination of research and development programs, the abandonment of certain facilities, an organizational structure change and the termination of our Hawkeye anti-piracy service. As a result of such programs, we recorded an aggregate charge of $4.5 million for the year ended December 31, 2007 which included severance costs, asset impairment costs and contract cancellation costs.

Interest and Other Income, Net. Interest and other income increased $6.4 million, or 70% from 2006 to 2007. The increase was primarily due to higher invested balances and higher interest rates earned in our portfolio, partially offset by an increase in interest expense from a full year of interest expense related to our $240 million in principal amount of 2.625% convertible senior notes due 2011 issued in August 2006.

Impairment losses on strategic investments. During 2007, we recorded a charge of $5.0 million related to an other-than-temporary impairment loss in our investment in our strategic investment in a privately-held digital watermarking company. There were no impairment charges for strategic investments in 2006.

Income Taxes. We recorded income tax expense for continuing operations of $14.6 million and $9.3 million for 2007 and 2006, respectively. Income tax expense represents combined federal, foreign and state taxes at effective rates of 25% for 2007 and 24% for 2006. The increase from 2006 to 2007 was primarily a result of fluctuations in the geographic source of profits between years.

Comparison of Years Ended December 31, 2006 and 2005 from continuing operations

	Years Ended December 31,
	2006	2005	Change $	Change %
Net revenues	$121,328	$96,348	$24,980	26%
Costs and expenses:
Cost of revenues	17,037	6,664	10,373	156%
Amortization of intangibles from acquisitions	2,658	1,435	1,223	85%
Research and development	18,132	9,992	8,140	81%
Selling and marketing	23,016	15,678	7,338	47%
General and administrative	31,567	27,877	3,690	13%
Restructuring and asset impairment charges	—	1,030	(1,030)	-100%

	92,410	62,676	29,734	47%

Operating income from continuing operations	28,918	33,672	(4,754)	-14%
Interest and other income, net	9,192	5,465	3,727	68%
Impairment losses on strategic investments	—	(5,822)	5,822	-100%

Income from continuing operations before income taxes	38,110	33,315	4,795	14%
Income taxes	9,337	17,723	(8,386)	-47%

Income from continuing operations, net of tax	28,773	15,592	13,181	85%
Income (loss) from discontinued operations, net of tax	4,270	6,523	(2,253)	-35%

Net income	$33,043	$22,115	$10,928	49%

Net Revenues. Our revenues for 2006 increased by $25 million or 26% compared to 2005 primarily due to the increase in revenue from our Embedded Solutions.

Cost of Revenues. Cost of revenues increased by $10 million, or 156%, from 2006 to 2005 primarily due to increased costs from our acquisition of eMeta in February 2006 and the addition of equity-based compensation.

In February 2006, we acquired eMeta, a privately-held company based in New York for $36.0 million of purchase consideration. As part of this acquisition, we acquired $5.5 million of intangibles subject to amortization. eMeta extended our reach from physical distribution into the online digital distribution segment and extended the breadth of our portfolio to include a broad spectrum of access control, usage entitlement, e-commerce and subscription management solutions.

Amortization of Intangibles from Acquisitions. Amortization of intangibles increased by $1 million, or 85%, from 2005 to 2006. The increase was primarily due to the amortization of intangibles from the acquisition of eMeta since February 2006.

Research and Development. Research and development expenses increased by $8 million, or 81%, from 2005 to 2006. The increase in costs related primarily to additional research and development activities from the acquisition of eMeta and the addition of equity-based compensation pursuant to the adoption of SFAS 123(R). Research and development expenses increased as a percentage of net revenues to 15% in 2006 from 10% in 2005.

Selling and Marketing. Selling and marketing expenses increased by $7 million, or 47% from 2005 to 2006. The increase was primarily due to increased costs related to products acquired through the eMeta acquisition and the addition of equity-based compensation pursuant to the adoption of SFAS 123(R). Selling and marketing expenses, as a percentage of net revenues, increased from 16% in 2005 to 19% in 2006.

General and Administrative. General and administrative expenses increased by $4 million, or 13% from 2005 to 2006. The increase was primarily due to the addition of equity-based compensation pursuant to the adoption of SFAS 123(R), partially offset by a decrease in Sarbanes Oxley compliance costs and legal costs. General and administrative expenses decreased as a percentage of net revenues from 29% 2005 to 26% in 2006.

Restructuring Charge. In October 2005, our board of directors approved a restructuring program, which included a worldwide workforce reduction and restructuring of certain business functions. The workforce reduction was announced on November 3, 2005 and resulted in the termination of 80 employees. All affected employees were informed of their termination prior to December 31, 2005. We recorded a charge of $1 million for the year ended December 31, 2005 in connection with this workforce reduction.

Interest and Other Income, Net. Interest and other income increased $4 million, or 68% from 2005 to 2006. The increase was primarily due to higher invested balances and higher interest rates earned in our investment portfolio, partially offset by increase interest expense related to our convertible senior notes. In August 2006, we issued $240 million in principal amount of 2.625% convertible senior notes due 2011, resulting in interest expense of $2.9 million for the year ended December 31, 2006.

Impairment losses on strategic investments. During 2005, we recorded charges totaling $5.8 million relating to an other-than-temporary impairment loss in our investment in Digimarc. There were no impairment charges on strategic investments in 2006.

Income Taxes. We recorded income tax expense of $9.3 million and $17.7 million for 2006 and 2005, respectively. Income tax expense represented combined federal, foreign and state taxes at effective rates of 24% and 53% for 2006 and 2005, respectively. The change in effective tax rate in 2006 compared to 2005 was primarily due to the difference in tax charges for profits generated by our foreign operations, exempt interest income, equity-based compensation expense and tax charges for the distribution of foreign earnings under the American Jobs Creation Act of 2004.

Quarterly Results of Operations

The following table sets forth certain quarterly unaudited consolidated financial data for the periods indicated, as well as the percentage of our net revenues represented by such data. The data have been derived from our unaudited consolidated financial statements and, in the opinion of management, have been prepared on substantially the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data. Such data should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The information included in the following table has been reclassified from amounts previously reported to present the results of discontinued operations which are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.

	Quarter Ended (in thousands)
	(Unaudited)
	2007 (1)				2006 (1)
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Revenues	$36,635	$25,328	$48,496	$45,226	$29,784	$25,695	$29,295	$36,554
Costs and expenses:
Cost of revenues	5,200	4,629	3,503	3,951	2,774	4,113	4,687	5,463
Amortization of intangibles from acquisitions	1,226	1,209	1,212	1,716	438	755	761	704
Research and development	4,634	4,103	4,200	4,561	4,654	4,610	4,449	4,419
Selling and marketing	8,042	6,660	5,404	6,258	5,559	5,846	5,604	6,007
General and administrative	8,356	8,106	9,968	10,029	7,471	7,207	8,254	8,635
Restructuring and asset impairment charges (2)	2,056	1,025	163	1,302	—	—	—	—

Total operating expenses	29,514	25,732	24,450	27,817	20,896	22,531	23,755	25,228

Operating income (loss) from continuing operations	7,121	(404)	24,046	17,409	8,888	3,164	5,540	11,326

Interest and other income, net	2,902	3,313	4,890	4,492	2,035	2,089	2,230	2,838
Impairment losses on investments (3)	—	—	—	(5,000)	—	—	—	—

Income from continuing operations before income taxes	10,023	2,909	28,936	16,901	10,923	5,253	7,770	14,164
Income taxes	2,419	2,522	8,184	1,512	5,885	608	(885)	3,729

Income from continuing operations, net of tax	7,604	387	20,752	15,389	5,038	4,645	8,655	10,435
Income (loss) from discontinued operations, net of tax	(1,896)	2,105	(6,660)	(6,181)	(2,565)	2,130	(1,458)	6,163

Net income	$5,708	$2,492	$14,092	$9,208	$2,473	$6,775	$7,197	$16,598

Basic earnings per share:
Basic income per share from continuing operations	$0.15	$0.01	$0.38	$0.29	$0.10	$0.09	$0.17	$0.20
Basic income (loss) per share from discontinued operations	$(0.04)	$0.04	$(0.12)	$(0.12)	$(0.05)	$0.04	$(0.03)	$0.12

Basic net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.05	$0.13	$0.14	$0.32

Shares used for basic earnings per share	52,111	53,488	54,401	53,711	51,989	52,262	51,913	51,432

Diluted earnings per share:
Diluted income per share from continuing operations	$0.14	$0.01	$0.38	$0.28	$0.10	$0.09	$0.16	$0.20
Diluted income (loss) per share from discontinued operations	$(0.03)	$0.04	$(0.12)	$(0.11)	$(0.05)	$0.04	$(0.02)	$0.11

Diluted net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.05	$0.13	$0.14	$0.31

Shares used for diluted earnings per share	53,249	54,633	55,060	54,047	52,543	53,090	52,717	52,978

(1)	The information included in this quarterly summary has been reclassified from amounts previously reported to present the results of discontinued operations which are described in further detail in Note 4 of the Notes to the Consolidated Financial Statements.
(2)	During the year ended December 31, 2007, we implemented several restructuring programs. These programs included the termination of research and development programs, the abandonment of certain facilities, an organizational structure change and the termination of our Hawkeye anti-piracy service.
(3)	During the fourth quarter of 2007, we recorded an impairment charge related to a strategic investment in a privately-held digital watermarking company. See Note 7 of Notes to Consolidated Financial Statements.

	Quarterly Results of Operations as a % of Revenue
	(Unaudited)
	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Revenues	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:
Cost of revenues	14%	18%	7%	9%	9%	16%	16%	15%
Amortization of intangibles from acquisitions	3%	5%	2%	4%	1%	3%	3%	2%
Research and development	13%	16%	9%	10%	16%	18%	15%	12%
Selling and marketing	22%	26%	11%	14%	19%	23%	19%	16%
General and administrative	23%	32%	21%	22%	25%	28%	28%	24%
Restructuring and asset impairment charges	6%	4%	—	3%	—	—	—	—
Total operating expenses	81%	102%	50%	62%	70%	88%	81%	69%

Operating income from continuing operations	19%	-2%	50%	38%	30%	12%	19%	31%

Interest and other income, net	8%	13%	10%	10%	7%	8%	8%	8%
Impairment losses on investments	—	—	—	-11%	—	—	—	—

Income from continuing operations before income taxes	27%	11%	60%	37%	37%	20%	27%	39%

Income taxes	7%	10%	17%	3%	20%	2%	-3%	10%

Income from continuing operations, net of tax	21%	2%	43%	34%	17%	18%	30%	29%

Income (loss) from discontinued operations, net of tax	-5%	8%	-14%	-14%	-9%	8%	-5%	17%

Net income	16%	10%	29%	20%	8%	26%	25%	45%

Our operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors. Such factors include the timing of release of popular titles on DVDs or by digital PPV transmission, the mix of products sold and technologies licensed, changes in product or license pricing, the seasonality of revenues, changes in our operating expenses, personnel changes, and foreign currency exchange rates and general economic conditions. We may choose to reduce royalties and fees or increase spending in response to competition or new technologies or elect to pursue new market opportunities. Because a high percentage of our operating expenses are fixed, a small variation in the timing of recognition of revenues can cause significant variations in operating results from period to period.

Liquidity and Capital Resources

We have financed our operations primarily from cash generated by operations, principally our content protection products. Our continuing operating activities provided net cash of $68.2 million, $70.8 million and $38.6 million in 2007, 2006 and 2005, respectively. Cash provided by continuing operating activities decreased $2.6 million from 2006 to 2007, primarily due to payments of severance and related benefits made in connection with our restructuring actions. The availability of cash generated by our operations in the future could be affected by other business risks discussed in the “Risk Factors” section of this annual report.

Investing activities of continuing operations used net cash of $128.5 million and $267.6 million in 2007 and 2006, respectively, and provided net cash of $19.3 million in 2005. During 2007, we used $129.8 million in cash for acquisitions for our continuing operations, which was offset by the release of restricted cash of $12 million and net purchases of long- and short-term marketable securities.

In January 2007, we acquired Mediabolic, Inc. (“Mediabolic”) for cash consideration of $43.6 million. Mediabolic extends our capabilities in the delivery and enhancement of digital content through networking solutions to a wide variety of connected consumer electronics devices for the digital home.

In November 2007, we acquired a certain business unit of a San Francisco-based R&D organization focused on solving complex digital security problems, for $45.2 million in cash plus $8.4 million in warrants exercisable for our stock. The acquired SPDC™ technology, which formed the basis of BD+, a key element of Blu-ray’s content security platform will complement our existing ACP and Ripguard video security solutions.

In December 2007, we acquired AMG, a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration, all of which was paid in cash. This acquisition extends our solutions for the enhancement and distribution of digital content by making it easier for consumers to discover, purchase, interact with and play back digital media assets.

Net cash provided by financing activities was $15.7 million, $206.4 million and $12.1 million in 2007, 2006 and 2005, respectively. Net cash provided by financing activities in 2007 was primarily due to $67 million in proceeds from stock sales, partially offset by $50 million used to repurchase shares of our stock. Net cash provided by financing activities in 2006 was primarily due to the issuance and sale, in a private offering, of $240.0 million in aggregate principal amount of 2.625% convertible senior notes due 2011 at par. The net proceeds to us from the offering of the notes, net of issuance costs, were $232.8 million. In August 2006, we issued and sold at par, in a private offering, $240.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due in 2011 (the “Notes”). We evaluated several forms of equity and debt instruments as a means of raising cash, including the issuance of common stock, preferred stock, senior secured debt, and unsecured debt, among others. Among the factors evaluated were the dilutive effect on earnings per share from the issuance of additional common or preferred stock, the fact that we had no established credit rating history, the market interest rates for various forms of debt instruments, cash flow, the overall cost of capital, the strong market demand for equity participating debt in August 2006, the GAAP accounting treatment and income tax regulations. We made the determination that the issuance of Convertible Senior Notes, concurrent with the sale and purchase of related derivative instruments in our stock and taking into account the net $15.8 million cost of the derivative instruments, would result in a lower cost of raising funds than using senior secured debt or unsecured debt, would minimize the potential for future dilution upon issuance of our shares, and would result in a lower cost of capital than the issuance of common or preferred equity. Amortizing the net cost of the derivative instruments over the life of the Notes results in an effective annual interest rate of 3.942%.

The Notes mature on August 15, 2011 (or are redeemable at the option of Note holders prior to August 15, 2011 upon the occurrence of certain events specified in the Note Indenture) at which time we will repay the Notes in cash. If the market value of our stock exceeds $28.2829 at the time of repayment, in addition to the cash repayment, Note holders will receive shares of our stock based upon a conversion ratio stated in the Indenture, up to a maximum of approximately 8.5 million aggregate shares.

To reduce the dilutive effect of issuing up to approximately 7.96 million of the 8.5 million shares which may be issued at maturity, we entered into two derivative transactions concurrent with the issuance of the Notes. We purchased a call option for approximately $46.1 million under which we are entitled to purchase up to 7.96 million shares at $28.2829 per share from JPMorgan Chase Bank (JPMorgan). In addition, we sold a warrant to JPMorgan for approximately $30.3 million under which JPMorgan is entitled to purchase up to 7.96 million shares at $32.9248 from us. The derivative transactions were negotiated and executed for less than the full number of shares underlying the Notes due to internal policies of JPMorgan. As a result of these derivative transactions, there will be no dilutive effect on the issuance of up to approximately 7.96 million shares if our stock is valued between $28.2829 - $32.9248 at the time of the Note repayment. Should the value of our stock exceed $32.9248 at the time of Note repayment, there will be a dilutive effect on the issuance of the shares.

In May 2002, the Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of Company management. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. Effective August 2006, when this repurchase program was subsumed by the August 2006 program, there were no remaining shares for repurchase under the May 2002 program.

In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock, which subsumed the aforementioned stock repurchase program. In the year ended December 31, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million. In the year ended December 31, 2007, the Company repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for repurchase under the August 2006 program.

As of December 31, 2007 and December 31, 2006, treasury stock consisted of 7.4 million shares and 5.3 million shares, respectively, of common stock that had been repurchased under the May 2002 and August 2006 programs, with a cost basis of approximately $138.4 million and $88.4 million, respectively.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of December 31, 2007, no shares of common stock have been repurchased under this program.

At December 31, 2007, we had $134 million in cash and cash equivalents, $248 million in short-term investments, and $57 million in long-term marketable investment securities, which includes $18 million in fair market value of our holdings in Digimarc. We anticipate that capital expenditures for the next 12 months will aggregate approximately $9 million in order to support our efforts to grow our business and strengthen our operations infrastructure.

On December 6, 2007, we entered into an Agreement and Plan of Mergers (the “Merger Agreement”) to acquire Gemstar-TV Guide International, Inc. (“Gemstar-TV Guide”) in a cash and stock transaction (the “Transaction”). The aggregate value of the Transaction to Gemstar-TV Guide stockholders, based on the closing price of our stock on December 6, 2007, is approximately $2.8 billion.

Under the terms of the Merger Agreement, each share of Gemstar-TV Guide stock will be converted into the right to receive, at the election of each individual stockholder, subject to proration as detailed in the Merger Agreement, $6.35 in cash or 0.2548 of a share of common stock in a new holding company that will own both Gemstar-TV Guide and Macrovision. Our stockholders will continue to own one share in the new holding company (Macrovision Solutions Corporation) for each share of Macrovision common stock owned as of the closing. Our cash consideration for the acquisition of Gemstar-TV Guide International, Inc. will not exceed $1.55 billion. In order to finance this acquisition, we will need to issue approximately $800 million in long-term debt.

We have future minimum lease payments of approximately $47 million under operating and capital leases for our continuing operations. We believe that the current available funds and cash flows generated from operations will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. We may also use cash to acquire or invest in additional businesses or to obtain the rights to use certain technologies in the future.

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

Net cash provided by operating activities from discontinued operations for 2007, 2006 and 2005 was primarily from net income related to our discontinued Software and Games businesses of $23.6 million, $19.2 million and $16.5 million, respectively.

Discontinued Operations

During the fourth quarter of 2007, as a result of the pending Gemstar acquisition and a full review of our portfolio of businesses, we determined it was probable that we would divest our Software segment and our Games business. The decision was a result of management’s desire to focus resources on our core strategies. In February 2008, we entered into a definitive agreement to dispose of our Software business unit for $200 million cash in a transaction that is expected to close on or before April 1, 2008. In February 2008, we also entered into a definitive agreement to dispose of our Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. Prior to the fourth quarter of 2007, software was presented as a separate reportable segment and Games was included in our Distribution and Commerce segment. As a result of such actions, effective with the fourth quarter of 2007, our results for 2007, 2006 and 2005 have been reclassified to present the operations of Games and Software as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.

The collective results from all discontinued operations for all periods presented were as follows (in thousands):

	For the years ended December 31
	2007	2006	2005
Net revenue	$122,091	$126,262	$106,882
Segment operating income	$29,169	$34,781	$32,060
Operating (loss) income from discontinued operations	$(21,514)	$5,129	$8,652
(Loss) income from discontinued operations, net of tax	$(12,632)	$4,270	$6,523

Our Software segment focuses on independent software vendors and enterprise IT departments with solutions including: the FLEXnet suite of electronic license management, electronic license delivery and software asset management products; InstallShield and other installer products; and AdminStudio software packaging tools. Selected results from our Software discontinued operation is as follows (in thousands):

	For the years ended December 31
	2007	2006	2005
Software
Net revenue	$112,914	$115,746	$100,554
Software operating income*	$43,707	$41,153	$32,624
Operating income from discontinued operations	$11,701	$19,323	$13,647
Income from discontinued operations, net of tax	$11,583	$20,736	$8,591

Our Games component of our Distribution and Commerce segment focuses on providing tools and services needed to facilitate the digital distribution of providers of digital goods (in thousands).

	For the years ended December 31
	2007	2006	2005
Games
Net revenue	$9,177	$10,516	$6,328
Games operating loss*	$(14,538)	$(6,372)	$(564)
Operating loss from discontinued operations	$(33,215)	$(14,194)	$(4,995)
Loss from discontinued operations, net of tax	$(24,215)	$(16,466)	$(2,068)

*	Software and Games operating income (loss) does not include certain operating expenses, which the Company manages separately at the corporate level. These unallocated costs include charges for equity-based compensation, corporate marketing and administrative functions. Non-recurring charges such as restructuring charges, asset impairment charges and legal settlement charges are also not included.

Comparison of Years Ended December 31, 2007 and 2006 from discontinued operations

Net revenue from discontinued operations decreased $4 million from 2006 to 2007. The decrease in revenue is due to a $3 million decline from our software segment and a $1 million decline from our Games business.

Software and Games operating income (loss), operating income (loss) from discontinued operations and income (loss) from discontinued operations, net of tax decreased from 2006 to 2007. The decreases are primarily due to increased research and development costs related to Games, restructuring actions during 2007 and related asset impairment charges and a $7 million legal settlement charge during 2007. During the year ended December 31, 2007, we abandoned the development of a new distribution and commerce platform. We began this project in early 2006 and invested significant resources during its development stage. During the third quarter of 2007, the Distribution and Commerce business unit focused on improving its financial performance and determined to reduce costs by abandoning the development project. Abandoning this project resulted in a total charge of $7.9 million, comprised of an asset impairment charge of $7.4 million, $0.4 million in contract termination costs, and $0.1 million in workforce reduction costs. All affected employees were notified of their termination prior to August 30, 2007. During the fourth quarter, we recorded a $7 million charge in settlement of a legal matter related to the Installshield acquisition. See Notes 8 and 14 of Notes to Consolidated Financial Statements.

Comparison of Years Ended December 31, 2006 and 2005 from discontinued operations

Net revenue from discontinued operations increased $19 million from 2005 to 2006, primarily due to Software revenue for $15 million and Games revenue for $4 million. The increase in Software revenue is due to strong market penetration and an increasing customer base.

Software and Games operating income (loss), operating income (loss) from discontinued operations and income (loss) from discontinued operations, net of tax decreased from 2005 to 2006. The decreases are primarily due to increased operating costs related to Games, partially offset by the increase in software revenues.

Contractual Obligations

The following table summarizes Macrovision’s contractual obligations at December 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Long-term debt obligations	$240,000	$—	$—	$240,000	$—
Interest expense associated with long-term debt obligations	25,200	6,300	12,600	6,300	—
Capital lease obligations	1,972	1,566	406	—	—
Operating lease obligations	44,751	6,999	13,109	10,301	14,342

	$311,923	$14,865	$26,115	$256,601	$14,342

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It.requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for us for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. Since we do not have any noncontrolling interests in any subsidiaries, we do not expect SFAS 160 to have a material impact on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; recognizing contingent consideration at the acquisition date, measured at its fair value on that date; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is effective for us for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that SFAS 141(R) will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in December 2007, the FASB issued proposed FSP FAS 157-2 which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS 157-2. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and security investments. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments. We have an investment portfolio of fixed income securities, including those classified as cash equivalents, short-term investments and long-term marketable investment securities of $318 million as of December 31, 2007. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities.

We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We limit our exposure to interest rate and credit risk, however, by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of these policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. A hypothetical 50 basis point increase in interest rates would result in an approximate $0.8 million decrease (approximately 0.2%) in the fair value of our fixed income available-for-sale securities as of December 31, 2007. Yield risk is also reduced by targeting a weighted average maturity of our portfolio at 12 months so that the portfolio’s yield regenerates itself as portions of the portfolio mature.

Foreign Currency Exchange Rates. Due to our reliance on international and export sales, we are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Many of our subsidiaries operate in their local currency, which mitigates a portion of the exposure related to the respective currency collected. We have entered into foreign exchange derivative instruments to reduce our exposure to foreign currency rate changes on receivables and payables denominated in a nonfunctional currency. The objective of these derivatives is to neutralize the impact of foreign currency exchange rate movements on our operating results. These derivatives may require us to exchange currencies at rates agreed upon at the inception of the contracts. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange forward contracts. We do not enter into foreign exchange transactions for trading or speculative purposes, nor do we hedge foreign currency exposures in a manner that entirely offsets the effects of movement in exchange rates. We do not designate our foreign exchange forward contracts as accounting hedges and, accordingly, we adjust these instruments to fair value through earnings in the period of change in their fair value.

Strategic Investments. We currently hold minority equity interests in a number of companies. These investments, at book value totaling $18 million and $23 million, represented 2% and 3% of our total assets as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the adjusted cost of our strategic investments consisted of our investment in Digimarc, a publicly traded company. In addition, we hold investments in a number of other privately held companies, which have no carrying value as of December 31, 2007. Digimarc is subject to price fluctuations based on the public market. Because there is no active trading market for the securities of privately held companies, our investments in them are illiquid. As such, we may never have an opportunity to realize a return on our investment in these private companies, and we may in the future be required to write off all or part of one or more of these investments. During 2007 and 2005, we wrote off $5 million and $6 million, respectively, of strategic investments resulting from impairment that was other-than-temporary. There were no other-than-temporary impairment charges in 2006.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, we used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, we believe that Macrovision maintained effective internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macrovision Corporation:

We have audited Macrovision Corporation’s (Macrovision) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macrovision’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on Macrovision’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Macrovision maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macrovision Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

February 26, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors currently consists of six members, a majority of whom are “independent” under applicable rules of the Securities and Exchange Commission (the “SEC”). Our bylaws provide that our board of directors shall have not less than five members, with the exact number of directors to be fixed from time to time by the board of directors. There are no family relationships among our executive officers and directors.

Information About Our Board of Directors

The names of the current directors, their ages as of February 1, 2008 and other information about them are shown below.

Name of Director Nominee	Age	Director Since	Position
John O. Ryan	62	1987	Chairman of the Board of Directors
Alfred J. Amoroso	57	2005	Director
Donna S. Birks	52	1997	Independent Director
Andrew K. Ludwick	62	2006	Independent Director
Robert J. Majteles	43	2006	Independent Director
William N. Stirlen	69	1997	Independent Director

John O. Ryan. Mr. Ryan is a co-founder of Macrovision and an inventor of its core video copy protection technologies. He has served as our Chairman of the Board of Directors since June 1991 and served as our Vice Chairman of the Board from 1987 until June 1991. Mr. Ryan has served as an officer since November 2001. Mr. Ryan served as our chief executive officer from June 1995 to October 2001. Mr. Ryan studied Physics and Mathematics at the University of Galway in Ireland, and received a full technological certificate in Telecommunications from the City and Guilds of London, England.

Alfred J. Amoroso. Mr. Amoroso joined Macrovision as our President and Chief Executive Officer and member of the Board of Directors in July 2005. From September 2004 to June 2005, Mr. Amoroso served as an advisor to Warburg Pincus, an investment firm. From July 2002 to August 2004, Mr. Amoroso served as the President, Chief Executive Officer and Vice Chairman of Meta Group, an information technology research and advisory firm. From October 1999 until its merger with IBM in January 2002, Mr. Amoroso served as President, Chief Executive Officer and a director of CrossWorlds Software, Inc. Mr. Amoroso holds a B.S. in systems engineering and M.S. in operations research from Polytechnic Institute of Brooklyn. Mr. Amoroso serves as Chairman of the Board of Directors and on the audit, nominating, legal compliance and executive committees of the board of Foundry Networks, a provider of network hardware and telecommunication services.

Donna S. Birks. Ms. Birks has served as a management and financial consultant to technology companies since February 2001. She served as Executive Vice President and Chief Financial Officer at Adaptive Broadband Corp., a data networking solutions company, from December 1997 to January 2001. Ms. Birks holds a B.A. in Business Administration from George Mason University and a M.S. in Finance from American University.

Andrew K. Ludwick. Mr. Ludwick has been a private investor since November 1997. Mr. Ludwick served as Chief Executive Officer of Bay Networks, a networking company, from September 1995 to October 1997. From July 1985 to September 1995, Mr. Ludwick was founder, President and Chief Executive Officer of SynOptics, an internetworking company. Mr. Ludwick holds a B.A. from Harvard College and an M.B.A. from Harvard Business School.

Robert J. Majteles. Mr. Majteles is the general partner of Treehouse Capital LLC, an investment firm. Mr. Majteles holds a B.A. from Columbia University and a J.D. from Stanford University. Mr. Majteles serves on the boards of directors of Adept Technology, Inc., a company that designs, manufactures and markets robotic systems, motion control and machine vision technology; World Heart Corporation, a global medical device company focused on the development, production and commercialization of implantable ventricular assist devices; Unify Corporation, a provider of business process automation solutions; and U.S. Auto Parts Network, Inc., an online provider of aftermarket auto parts. In addition, Mr. Majteles is a lecturer at U.C. Berkeley, Haas School of Business.

William N. Stirlen. Mr. Stirlen has served as a consultant to technology companies since February 1994. Mr. Stirlen holds a B.A. in American Studies from Yale University and a M.B.A. in Finance from Northwestern University.

Information About Our Executive Officers

The names of our current executive officers, their ages as of February 1, 2008, and their positions are shown below. Biographical summaries of each of our executive officers who are not also members of our board of directors are included below.

Name	Age	Positions
Alfred J. Amoroso	57	President and Chief Executive Officer
James Budge	41	Chief Financial Officer
Mark Bishof	48	Executive Vice President, Software Business Unit
Michael Buchheim	41	Executive Vice President, Distribution and Commerce Business Unit
Eric Free	39	Executive Vice President, Embedded Solutions Business Unit
Eric Rodli	51	Executive Vice President, Entertainment Business Unit
Stephen Yu	42	Executive Vice President, General Counsel and Corporate Secretary

For a biography of Alfred J. Amoroso, please see above in “Information About Our Board of Directors.”

James Budge. Mr. Budge has served as our Chief Financial Officer since September 2005. Mr. Budge served as Chief Financial Officer of Trados, Inc., an enterprise management software provider, from January 2004 until its merger with SDL International in August 2005. From August 2002 until joining Trados, Mr. Budge served as Chief Financial Officer of Sendmail, Inc., a secure email provider, and from April 1999 until its merger with IBM in January 2002, Mr. Budge served as Chief Financial Officer of CrossWorlds Software, Inc., a provider of business infrastructure software. Mr. Budge holds a B.S. in Accounting from Brigham Young University and is a Certified Public Accountant.

Mark Bishof. Mr. Bishof has served as our Executive Vice President of the Software Business Unit since June 2007. Previously, he served as our Executive Vice President of Global Sales and Services from November 2005 to June 2007. From April 2005 to October 2005, Mr. Bishof served as a consultant to Warburg Pincus in its Information Technology and Communications practice. From January 2002 to April 2005, Mr. Bishof served as IBM’s Vice President of Worldwide Sales, WebSphere Business Integration. From March 2000 until its merger with IBM in January 2002, Mr. Bishof served as Senior Vice President, Global Sales and Services for CrossWorlds Software. Mr. Bishof holds a B.S. in Computer and Information Science from the University of Maryland.

Michael Buchhiem. Mr. Buchheim has served as our Executive Vice President of the Distribution and Commerce Business Unit since June 2007. Previously, he served as our Senior Vice President of Global Services from May 2006 to May 2007. From May 2005 to May 2006, Mr. Buchheim served as vice president of research business development at Gartner, Inc. From March 2001 until its acquisition by Gartner in May 2005, he served as worldwide head of technology research at META Group. Mr. Buchheim studied Computer Science at Spring Garden College in Pennsylvania and holds ITIL certification.

Eric Free. Mr. Free has served as our Executive Vice President of the Embedded Solutions Business Unit since January 2007. Previously, he served as our Senior Vice President of Hardware Licensing from January 2006 to June 2007, Vice President of Business Development from May 2003 to January 2006 and Director of Corporate Development from April 2001 to May 2003. Mr. Free holds a B.S. in engineering and an MBA from Duke University, a M.S. in engineering from Stanford University and a M.A. concentrating in international affairs from Georgetown University.

Eric Rodli. Mr. Rodli has served as our Executive Vice President of the Entertainment Business Unit since June 2007. Previously, he served as President of the Entertainment Imaging Division at Eastman Kodak from 2001 to 2007. Mr. Rodli holds a B.A. in economics from the University of California at San Diego and an MBA from the University of Chicago.

Stephen Yu. Mr. Yu has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2006. He served as Vice President, General Counsel and Secretary of Aspect Communications Corporation, a provider of contact center solutions, from April 2003 until its acquisition by Concerto Software, Inc. in September 2005. From June 2002 to January 2003, Mr. Yu served as Vice President, General Counsel and Secretary of Riverstone Networks, Inc., a provider of ethernet network solutions, and from September 1999 to May 2002, he served as Vice President, General Counsel and Secretary of Palm, Inc., a provider of mobile computing solutions. Mr. Yu holds a B.S. in electrical engineering from Purdue University and a J.D. cum laude from Georgetown University Law Center. Mr. Yu is a member of the California State Bar.

Section 16(a) Beneficial Ownership Reporting Compliance

In accordance with Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission, our directors, executive officers and holders of more than 10% of our common stock are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission and Nasdaq and to furnish us with copies of all of the reports they file.

To the best of our knowledge, based solely on a review of the copies of such forms and certifications furnished to us from the reporting persons, we believe that all filing requirements applicable to our directors and executive officers were timely met except that each of Mark Bishof, Michael Buchheim, Eric Free, Eric Rodli and Stephen Yu had one delinquent filing on Form 4 during the fiscal year ended December 31, 2007. For each of the named persons, one transaction, the grant of restricted stock, was not reported timely.

Corporate Governance Materials

Code of Conduct. In February 2004, we adopted our Code of Personal and Business Conduct and Ethics (the “Code of Conduct”) as required by applicable securities laws, rules of the SEC and the listing standards of Nasdaq. The Code of Conduct applies to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of such code of conduct and ethics was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. If we make any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website at www.macrovision.com or in a current report on Form 8-K that will be publicly filed.

Corporate Governance Guidelines and Committee Charters. In April 2004, we adopted our Corporate Governance Guidelines to assist the Board in following corporate practices that serve the best interest of the company and its stockholders. Our Corporate Governance Guidelines and the charters of each of our audit committee, compensation committee and corporate governance and nominating committee are available at our website at www.macrovision.com.

Meetings of the Board and Committees

Board of Directors

Our board of directors held 15 meetings in 2007 and acted by unanimous written consent four times. Each director attended at least 75% of the meetings of our board of directors that were held during the time he or she was a director in 2007. As part of each regularly scheduled board meeting, the independent members of our board of directors hold a separate meeting that employee and affiliated directors and other members of management do not attend.

Although we do not have a formal policy regarding attendance by members of the board of directors at the annual meeting, we encourage directors to attend and historically all have done so.

Our board of directors has an audit committee, a compensation committee and a corporate governance and nominating committee. Each director attended at least 75% of the meetings of each of the committees of our board of directors on which he or she served that were held in 2007.

Audit Committee

The members of the audit committee are Donna S. Birks, Andrew K. Ludwick, and William N. Stirlen, each of whom meets the independence and other requirements to serve on our audit committee under SEC rules and the listing standards of Nasdaq. Ms. Birks is the chair of the audit committee. Our board of directors has determined that Mr. Stirlen and Ms. Birks are “audit committee financial experts” as defined by the rules of the SEC and also meet Nasdaq’s professional experience requirements. The audit committee met 11 times and acted by unanimous written consent one time in 2007.

Our board of directors has adopted a charter governing the duties and responsibilities of the audit committee. A copy of the audit committee charter is available on our website at www.macrovision.com. The principal function of the audit committee is to assist our board of directors in its oversight responsibilities relating to our financial accounting, reporting and controls. The audit committee monitors and evaluates periodic reviews of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our financial and senior management and our independent registered public accounting firm; is responsible for the appointment, compensation and monitoring of the work of our independent registered public accounting firm; reviews and evaluates the qualifications, independence and performance of our independent registered public accounting firm; monitors our compliance with legal and regulatory requirements; monitors the performance of our internal audit function; and facilitates communication among our independent registered public accounting firm, our financial and senior management and our board of directors.

Compensation Committee

The members of the compensation committee are Donna S. Birks, Robert J. Majteles and William N. Stirlen, each of whom meets the independence and other requirements to serve on our compensation committee under SEC rules and the listing standards of Nasdaq. Mr. Majteles is the chair of the compensation committee. Mr. Steven Blank served as a member of the compensation committee until his departure from our board of directors in September 2007. The compensation committee met five times in 2007 and acted by unanimous written consent five times in 2007.

Our board of directors has adopted a charter governing the duties and responsibilities of the compensation committee. Our compensation committee charter is available on our website at www.macrovision.com. The principal functions of the compensation committee are to review our incentive compensation programs for executive officers and approve the annual compensation for executive officers. The compensation committee reviews and approves all compensation (including the adjustment of base salary each year) and all bonus and other incentive compensation programs for our executive officers (including our chief executive officer), and authorizes all awards to our executive officers under those programs. The compensation committee also approves any employment severance or termination arrangement with any executive officer.

The compensation committee meets with our chief executive officer at the beginning of each fiscal year to discuss the incentive compensation programs to be effective for that fiscal year. The agenda for each compensation committee meeting is determined by the chairman of our compensation committee with the assistance of our chief executive officer, general counsel and executive vice president of human resources. The compensation committee may delegate to subcommittees any power and authority of the compensation committee, and such subcommittees have the sole authority to assist the compensation committee in carrying out its responsibilities, including the sole authority to approve any consultant fees.

Corporate Governance and Nominating Committee

The members of the corporate governance and nominating committee are Robert J. Majteles and Andrew K. Ludwick, each of whom meets the independence and other requirements to serve on our corporate governance and nominating committee under SEC rules and the listing standards of Nasdaq. Mr. Ludwick is the chair of the corporate governance and nominating committee. Mr. Steven Blank served as a member of the corporate governance and nominating committee until his departure from our board of directors in September 2007. The corporate governance and nominating committee met one time and acted by unanimous written consent one time in 2007.

Our board of directors has adopted a charter governing the duties and responsibilities of the corporate governance and nominating committee. Our corporate governance and nominating committee charter is available on our website at www.macrovision.com. The principal functions of the corporate governance and nominating committee are to advise and make recommendations to our board of directors on matters concerning corporate governance, review potential or actual conflicts of interest involving members of our board of directors, help identify, evaluate and recruit candidates to fill vacancies on our board of directors, identify the nominees for election to our board of directors at the annual meeting of stockholders and oversee the evaluation of members of our board of directors.

Director Nomination Process

Director Qualifications. The corporate governance and nominating committee reviews, evaluates and proposes prospective candidates for our board of directors. Each member of our board of directors must have broad experience and business acumen, a record of professional accomplishment in his or her field, and demonstrated honesty and integrity consistent with our values. In evaluating director nominees, the corporate governance and nominating committee considers a variety of factors, including the appropriate size of the board of directors, our needs with respect to the particular talents and experience of the directors, the nominee’s experience and understanding of our business and industry, familiarity with national and international business matters, strategic thinking and willingness to share ideas, network of contacts, experience with accounting rules and practices, and diversity of professional expertise and experience beneficial to the achievement of our strategic goals. The corporate governance and nominating committee may also consider such other factors as it may deem are in the best interests of our company and our stockholders. The corporate governance and nominating committee understands that it is necessary for at least one, and preferably for several, members of the board to meet the criteria for an “audit committee financial expert” as defined by SEC rules and for a majority of the members of the board to meet the definition of “independent director” under the listing standards of Nasdaq.

Identifying Nominees. The corporate governance and nominating committee identifies nominees by first identifying the desired skills and experience of a new nominee based on the qualifications discussed above. The corporate governance and nominating committee may identify potential nominees based upon suggestions by non-employee members of the board, senior level executives, individuals personally known to the members of the board, third-party search firms and/or stockholders, and evaluate those persons on its own. The corporate governance and nominating committee does not evaluate proposed nominees differently depending upon who has made the proposal. In 2007, we did not pay any fees or expenses to any third party to assist in this process.

Stockholder Nominations. In identifying nominees for our board of directors, the corporate governance and nominating committee will consider any stockholder recommendations for candidates to serve on the board. If a stockholder wishes to nominate a candidate to serve on our board, the stockholder should follow the procedures as set forth in our bylaws. Any notice of director nomination must meet all the requirements contained in our bylaws and include other information required pursuant to Regulation 14A under the Securities Exchange Act of 1934, including the nominee’s consent to serve as a director and evidence of the nominating stockholder’s ownership of our stock. If a stockholder wishes to suggest a candidate for consideration by the corporate governance and nominating committee, the stockholder should provide comparable information to the corporate governance and nominating committee with a request that the committee consider the candidate for nomination. To assure time for meaningful consideration by the corporate governance and nominating committee, any such notice should be sent to the attention of Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050 on or before the date on which stockholder proposals to be included in the proxy statement for a given stockholder meeting must be received by us.

Communications with the Board

Stockholders may send communications to the board of directors or individual members of the board by submitting a letter or letters in a sealed envelope(s) labeled with the name(s) of the desired recipient(s). This letter should be placed in a larger envelope and mailed to Macrovision Corporation, Attention: Corporate Secretary, 2830 De La Cruz Boulevard, Santa Clara, California 95050. The Corporate Secretary will forward the sealed envelope(s) to the designated recipient. Comments or complaints relating to accounting or auditing matters may be submitted directly to the chair of the audit committee through the same address listed above.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have adopted a basic philosophy and practice of offering market competitive compensation that is designed to attract, retain and motivate a highly qualified executive management team. With respect to our chief executive officer, chief financial officer, and the other three most highly-compensated executive officers (collectively referred to as the “Named Executives”), this Compensation Analysis and Discussion describes our compensation philosophy and objectives, the methodologies used for establishing the compensation programs for the Named Executives, and the policies and practices to administer such programs.

Compensation Philosophy and Objectives

The compensation committee is comprised entirely of non-employee directors. In addition to offering market competitive compensation programs, we place significant emphasis on pay for performance, where the primary aim is to motivate executive management to achieve the business and strategic objectives that drive stockholder value. Our executive compensation programs have been designed, and are maintained by the compensation committee, to achieve the following objectives:

•	To attract and retain talented and experienced executives by offering market competitive compensation programs;

•	To support a pay-for-performance policy that differentiates bonus amounts among the Named Executives on both their individual performance and the performance of the Company;

•	To align the interests of executives with the long-term interests of the stockholders through awards whose value over time depends upon the market value of the Company’s common stock;

•	To motivate key executives to achieve strategic business initiatives and to reward them for their achievements.

In pursuit of these objectives, the compensation committee believes that the compensation packages provided to the Named Executives should include both cash and stock-based compensation, with an emphasis on pay for performance.

Methodologies for Establishing Compensation

In determining the appropriate compensation levels for our chief executive officer, the compensation committee meets outside the presence of all our executive officers. With respect to the compensation levels of all other Named Executives, the compensation committee meets outside the presence of all executive officers except our chief executive officer. Mr. Amoroso, our chief executive officer, annually reviews each other Named Executive’s performance with the compensation committee.

With the input of our human resources department, the chief executive officer makes recommendations to the compensation committee regarding base salary levels, target incentive awards, performance goals, special bonuses, and equity incentive awards for Named Executives other than the chief executive officer. In conjunction with the annual performance review of each Named Executive in February of each year, the compensation committee carefully considers the recommendations of the chief executive officer when making decisions on setting base salary, bonus payments under the prior year’s annual incentive plan, target amounts and performance criteria for the current year’s annual incentive plan, and special bonuses for prior year accomplishments. In February, the compensation committee makes such determinations with respect to the chief executive officer as well. The compensation committee similarly determines equity incentive awards for each Named Executive in July of each year. At these times and other times throughout the year, the compensation committee reviews the analyses and supporting materials provided by our chief executive officer and human resources department regarding compensation of all Named Executives. In making compensation determinations, the compensation committee acts on the recommendations of the chief executive officer with modifications as deemed appropriate by the compensation committee for Named Executives other than the chief executive officer. The compensation committee determines each element of compensation for the chief executive officer.

We seek to attract and retain executives by offering total compensation competitive with the market in which we compete for executive talent. To determine market competitive pay levels for the Named Executives, the human resources department, with the assistance of our compensation surveys, conducts a market analysis of the market practices based on published survey data and on the compensation practices of publicly-traded companies comparable to Macrovision (“Compensation Peer Group”). The Compensation Peer Group is made up of software companies, entertainment-related technology companies, companies which may compete with our various product offerings and companies that are similar in revenue and/or market capitalization to us. Each element of the compensation mix is compared against the market data as well as the total direct compensation value provided. The Compensation Peer Group is periodically reviewed by the compensation committee. The companies included in the Compensation Peer Group were selected based on industry, annual revenues and market capitalization, consisting of companies against which the compensation committee believes that we compete in the market for executive talent. The following companies comprised the Compensation Peer Group for fiscal 2007: Advent Software, Agile Software, Akamai Technologies, Borland Software, CNET Networks, Digimarc, Dolby Laboratories, Informatica, Interwoven, MatrixOne, MIPS Technologies, MSC Software, Multimedia Games, Open Text, Openwave, PDF Solutions, Progress Software, Rambus, Real Networks, Red Hat, Salesforce.com, Tibco Software, TiVo, WebEx and Wind River Systems.

Because we compete aggressively with both large and middle market companies in the market for executive talent, the compensation committee generally targets total direct compensation (i.e., base salary, annual cash incentives and value of long-term equity incentives) for the Named Executives at or approaching the 60th percentile of the market data. The allocation between cash and non-cash compensation is based on the compensation committee’s determination of the appropriate mix among base pay, annual cash incentives and long-term equity incentives to encourage retention and performance. For the fiscal year ended December 31, 2007, the elements of the compensation mix include:

•	Base salary,

•	Annual cash bonuses,

•	Equity-based compensation,

•	Change in control agreements, and

•	Broad-based benefits programs.

Base Salary

We establish the base salary of each Named Executive based on consideration of the 60th percentile pay levels of the Compensation Peer Group and published survey data and on other internal factors, such as the individual’s performance and experience, company performance and internal equity. The market analysis performed by our human resources department and the compensation surveys are reviewed by our chief executive officer and compensation committee. The compensation committee considers the recommendations of our chief executive officer and human resources department and the data provided by the compensation surveys in determining the appropriate base salary levels for the Named Executives. Base salary increases are also based on terms and conditions provided by the Named Executive’s employment agreements. Although the compensation committee believes that competitive base salaries are necessary to attract and retain a highly qualified executive team, it feels that a significant portion of executive compensation should be based on pay for performance.

Annual Cash Bonuses

For our Named Executives, annual cash incentive payments are based upon the attainment of specified revenue and operating income targets by the Company and upon the achievement of individual goals. In setting the target bonus amounts for each of the Named Executives, we consider bonus levels at the 60th percentile of the Compensation Peer Group and published survey data. The amount of bonuses paid to the Named Executives, however, is subject to the discretion of the compensation committee based on its assessment of the participant’s contribution to the organization and general and industry-specific conditions existing during the applicable period. For 2007, the compensation committee approved bonus payments for our senior executives earned under our 2007 Senior Executive Company Incentive Plan (the “Executive Plan”) or the 2007 Business Unit Management Incentive Plan (the “BU Plan”), as applicable, as set forth in our Summary Compensation Table. Annual bonus amounts have varied historically based on the achievement of the targets set and individual goal attainment. In 2007, our total bonus payout to our Named Executives was 108.7% of their bonus potential publicly disclosed in February 2007 when we announced the Executive Plan, as modified by the BU Plan announced in June 2007. We expect bonus attainment for our Named Executives to continue to vary in the future based on target and goal attainment, which is currently uncertain in light of the various transformational changes through which we are currently guiding our business.

In addition to the cash bonuses payable under the Executive Plan or the BU Plan, to reward extraordinary performance and achievements special bonuses may be awarded to the Named Executives from time to time. These extraordinary bonus payments are based on the recommendation of the chief executive officer and subject to the approval of the compensation committee. With respect to the Named Executives, no discretionary bonuses were awarded in fiscal year 2007.

Equity-Based Compensation

In 2007, stock options and restricted stock were granted to the Named Executives to aid in their long-term retention and to align their interests with those of our stockholders. Historically, the compensation committee has emphasized equity-based compensation in the form of stock option grants. However, as a result of Financial Accounting Standard No. 123R (“FAS 123(R)”) and our adoption of a policy limiting the aggregate number of shares granted under our 2000 Equity Incentive Plan in order to help reduce dilution to our stockholders, the compensation committee decided to alter its equity-compensation practices by awarding a mix of stock options and restricted stock. The compensation committee determined that this mix would be less dilutive to our current stockholders than its traditional option award practices and would reduce the amount of compensation expense that would be recognized in our statements of income, which in turn would result in higher reported net income.

The equity-based compensation awarded to the Named Executives are set by the compensation committee based on the practices of the Compensation Peer Group, published survey data and the recommendation of the chief executive officer. In addition, the compensation committee also considered the executive’s replacement value, individual performance and achievements.

During 2007, the Named Executives received option grants under the 2000 Equity Incentive Plan at exercise prices equal to the fair market value of our common stock on the grant dates. These options vest over a three-year period after grant, subject to the Named Executive’s continued employment with the Company. All options granted to the Named Executives in 2007 under the 2000 Equity Incentive Plan expire five years from the grant date, unless the participant’s employment with the Company terminates before the end of such five-year period. Our Named Executives also received restricted stock grants in 2007, which vest over a four-year period after the grant date subject to the Named Executive’s continued employment with the Company.

Executive Severance and Arbitration Agreements

Each of the Named Executives, except for Mr. Free, has entered into an executive severance and arbitration agreement with the Company. With the exception of the chief executive officer, all executive severance and arbitration agreements of the Named Executives are substantially the same, providing cash severance of twelve months base pay, accelerated vesting of equity-based compensation and continuation of benefits coverage only upon termination of employment in connection with a “change in control” of the Company. The executive severance and arbitration agreement of the chief executive officer provides for the similar cash severance, accelerated vesting and benefit coverage as the other Named Executives in the event of a “change in control,” the principal differences are that the chief executive officer’s executive severance and arbitration agreement provides him (i) certain of such severance benefits upon termination of his employment by the Company without “cause” or his voluntary termination with “good reason” unrelated to any “change in control” of the Company, and (ii) an additional tax “gross-up” payment if the payment of severance, accelerated vesting and continuation of benefits upon a “change in control” results in excise tax under Code Section 4999 of the Internal Revenue Code of 1986, as amended. All severance benefits provided to the Named Executives, including the chief executive officer, as the result of a “change in control” are “double trigger” benefits, which means that the payment of cash severance, accelerated vesting of equity-based compensation and continuation of benefits requires both (1) a “change in control” of Macrovision, and (2) the Named Executive’s termination of employment by the Company without “cause” or by the Named Executive with “good reason.” The terms “change in control,” “cause” and “good reason” are defined in the executive severance and arbitration agreements.

Broad-Based Benefits Programs

In 2007, these benefits included health, dental, disability and life insurance, healthcare savings accounts, health club membership reimbursement, paid vacation time and company contributions to a 401(k) profit sharing retirement plan. Benefits are provided to all employees in accordance with practices within the marketplace and are a necessary element of compensation in attracting and retaining employees.

Administrative Policies and Practices

In administering the compensation programs of the Named Executives, the compensation committee meets at least four times a year in conjunction with regularly scheduled Board of Director meetings. The compensation committee also meets telephonically to discuss extraordinary items (such as, the hiring or dismissal of a Named Executive). The compensation committee members regularly confer with our chief executive officer and human resources department on matters regarding the compensation of the Named Executives and other executive officers.

Timing of Grants of Options and Restricted Stock

In 2007, the grants to our chief executive officer and chief financial officer in 2006 were made on March 1, 2007 and September 1, 2007 in accordance with their respective employment agreements entered into with the Company in 2005, which provided for such dates.

In 2007, we granted stock options and restricted stock to our Named Executives at the July meeting of our compensation committee meeting. In accordance with the procedures described below, these grants had an effective date of September 1, 2007, which was the date used for purposes of establishing the exercise price of options awarded to the Named Executives.

For fiscal year 2007, the Company utilized the following procedures for granting stock options and restricted stock to all executive officers, which includes the Named Executives. The procedures apply to both “new-hire” grants, annual “refresher” grants and other “continuing” grants. They do not apply to grants made to executive officers at such time, if any, as they may become new-hire employees of the Company in connection with the Company’s acquisition of another business. The procedures include the following:

New-hire grants.

Stock Options. Subject always to prior compensation committee authorization of the particular stock option grant, grants for all newly hired executive officers (other than those employed in connection with a business acquisition) shall occur on the first day of the month next following the new employee’s start date (except for January, which would be January 2, due to the perpetual January 1 holiday). For example, if the compensation committee authorized a grant to a new-hire executive officer on January 10 and the executive officer started employment on January 20, the grant date would be February 1. If the new-hire executive officer started employment on January 20 but the compensation committee did not authorize the grant until February 2, the grant date would be March 1.

Restricted Stock. Restricted stock may be granted upon the following dates each calendar year: January 2, March 1, May 1, July 1, September 1 and November 1 (the “restricted stock grant dates”). Subject always to prior compensation committee authorization of the particular grant of restricted stock, grants for all newly hired executive officers (other than those employed in connection with a business acquisition) shall occur on the restricted stock grant date next following the new employee’s start date. For example, if the compensation committee authorized a grant to a new-hire executive officer on February 10 and the executive officer started employment on February 20, the grant date would be March 1. If the new-hire executive officer started employment on February 20 but the compensation committee did not authorize the grant until March 2, the grant date would be May 1.

Annual refresher grants. If the compensation committee determines to authorize regularly scheduled “refresher” grants of restricted stock or stock options, such grants will be made on September 1 each year, and the compensation committee will determine the share amounts at or following its July meeting, but no later than August 31. If for any reason the compensation committee fails to determine share amounts prior to the September 1, (i) the grant date for stock options would be rescheduled to occur on the first day of the next month following the date on which such share amounts are determined, but in no event less than two weeks from the date on which the share amounts are set and (ii) the grant date for restricted stock would be rescheduled to on the next restricted stock grant date following the date on which such share amounts are determined, but in no event less than two weeks from the date on which the share amounts are set. For example, if the compensation committee authorized refresher grants on September 20, the grants would be made November 1.

Continuing Grants. In addition to the regularly scheduled “refresher” grants of stock options or restricted stock, the Company may grant stock options or restricted stock to existing employees for retention, promotion or special bonus reasons. Continuing grants for executive officers shall occur: (i) on the first day of the month next following approval of the grant by the compensation committee for grants of stock options; and (ii) on the next restricted stock grant date following the date of approval of the grant by the compensation committee for grants of restricted stock.

Exercise Price of Stock Options. In all instances, the exercise price for stock options will be set as the closing price of the Company’s common stock on the grant date, or the closing price on the last day of trading prior to that date if the grant date falls on a weekend or holiday.

Stock Ownership Guidelines

Stock ownership guidelines have not been implemented by the compensation committee for our Named Executives. We will continue to periodically review best practices and re-evaluate our position with respect to stock ownership guidelines.

Tax Deductibility and Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits the corporate deduction by a public company for compensation paid to its chief executive officer and other Named Executives during any single year to $1 million per individual, unless certain requirements are met which qualify that compensation as performance-based under these tax rules. Our compensation committee considers the impact of this deduction limitation rule in establishing and implementing compensation policies and practices. The committee intends to qualify compensation as performance-based for these purposes in appropriate circumstances, but has not established a policy whereby all compensation paid to our Named Executives must be fully deductible. Rather, the deductibility of such compensation is one of the factors it considers in establishing and implementing our executive compensation programs, along with the need design compensation that appropriately motivates our senior management and our need to attract and retain key executives by remaining competitive in our pay practices.

Under the 2000 Equity Incentive Plan, award of stock options ad performance stock are designed generally to satisfy the deductibility requirements of Section 162(m). However, the compensation committee has deemed it desirable to retain the flexibility in rewarding senior management for extraordinary contributions that cannot properly be recognized under a predetermined quantitative plan, and, therefore, our annual cash incentive bonus programs have not to date been structured to qualify as performance-based compensation under the Section 162(m) rules and so are not fully deductible by us in all circumstances. . Except for our chief executive officer, our chief financial officer and our executive vice president of the software business unit, no Named Executive received compensation in excess of $1 million in 2007. We have determined that the non-deductible compensation paid in 2007 to our chief executive officer and our executive vice president of the software business unit was, respectively, $779,077 and $303,365. The non-deductible compensation was attributed primarily to the non-deductibility of their 2007 Senior Management Company Incentive Plan Bonus and the non-deductibility of restricted stock awards.

Report of the Compensation Committee

The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

Members of the Compensation Committee

Robert J. Majteles (Chair)

Donna S. Birks

William N. Stirlen

Compensation Committee Interlocks and Insider Participation

Donna S. Birks, Steven G. Blank, William N. Stirlen and Robert J. Majteles served as members of our compensation committee during 2007. None of the members of the compensation committee during any part of 2007 had any interlocking relationship as defined by the SEC.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Macrovision in all capacities for the fiscal year ended December 31, 2007 by our Named Executives. This information includes the dollar value of base salaries, commissions and bonus awards, the number of shares underlying stock options granted and certain other compensation, whether paid or deferred. We have not granted stock appreciation rights and have not provided long-term compensation benefits other than stock options and restricted stock.

SUMMARY COMPENSATION TABLE FOR FISCAL 2007

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(1)(e)	Option Awards ($)(2)(f)	Non-Equity Incentive Plan Compen- sation ($)(3)(g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(4)(i)	Total ($)(j)
Alfred J. Amoroso	2007	$500,000	—	$1,610,373	$1,342,145	$548,750	—	$9,850	$4,011,118
President and Chief Executive Officer

James Budge	2007	$302,500	—	$483,112	$473,117	$212,280	—	$1,744	$1,472,753
Chief Financial Officer

Mark Bishof,	2007	$358,333	—	$128,140	$381,538	$137,696	—	$4,945	$1,010,652
Executive Vice President, Software Business Unit

Eric Free,	2007	$253,333	—	$226,380	$161,056	$205,525	—	$3,592	$849,886
Executive Vice President, Embedded Solutions Business Unit

Stephen Yu,	2007	$258,333	—	$85,687	$283,895	$138,645	—	$3,833	$770,393
Executive Vice President & General Counsel

(1)	Amounts disclosed under “Stock Awards” represent the dollar amount recognized for financial statement reporting purposes. Restricted stock was granted to Mr. Amoroso and Mr. Budge on March 1, 2007 and September 1, 2007 and the closing price per share was $24.56 and $23.73 on such grant dates, respectively. Mr. Bishof, Mr. Free and Mr. Yu were granted restricted stock on September 1, 2007 and the closing price per share was $23.73 on such date. Mr. Free was also granted restricted stock on February 7, 2007 and the closing price per share was $25.63 on such date. All such shares of restricted stock vest in equal annual installments over 4 years beginning on the grant date and are eligible to receive dividends. See Note 8 to the Company’s consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123(R).
(2)	Amounts disclosed under “Option Awards” represent the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R). See Note 8 to the Company’s consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FAS 123(R).
(3)	Amounts disclosed under “Non-Equity Incentive Plan Compensation” represent bonuses and commissions paid pursuant to the Company’s Executive Plan for services rendered in 2007. Such bonuses and commissions for services rendered in 2007 were paid in 2008.
(4)	Amounts disclosed under “All Other Compensation” consist of (i) the matching contributions we made on behalf of the Named Executives to our 401(k) plan; (ii) the contributions we made on behalf of the Named Executives to their healthcare reimbursement accounts; and (iii) employer paid premiums for life insurance coverage. Also includes the taxable value of the Company’s President Club meeting in the following amounts: Mr. Amoroso—$2,750; Mr. Budge—$1,170; Mr. Bishof—$1,002.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2007 to the Named Executives.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2007

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Numbers of Shares of Stock or Units (#)(i)	All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (2) (l)
		Threshold ($)(c)	Target ($)(3) (d)	Maximum ($)(e)	Threshold (#)(f)	Target ($)(g)	Maximum ($)(h)
Alfred J. Amoroso	3/1/07	—	—	—	—	—	—	125,000	—	$24.56	$3,069,875
President and Chief Executive Officer	9/1/07	—	—	—	—	—	—	125,000	—	$23.73	$2,966,125
	N/A		500,000		—	—	—	—	—	N/A

James Budge	3/1/07	—	—	—	—	—	—	37,500	—	$24.56	$920.963
Chief Financial Officer	9/1/07	—	—	—	—	—	—	37,500	—	$23.73	$889,838
	N/A	—	183,000	—	—	—	—	—	—	N/A	—

Mark Bishof	9/1/07	—	—	—	—	—	—	26,000	—	$23.73	$616,954
Executive Vice President, Software Business Unit	N/A	—	216,000	—	—	—	—	—	—	N/A	—

Eric Free	2/7/07	—	—	—	—	—	—	15,000	—	$25.63	$384,435
Executive Vice President, Embedded Solutions Business Unit	9/1/07	—	—	—	—	—	—	25,000	—	$23.73	$593,225
	N/A	—	127,500	—	—	—	—	—	—	N/A	—

Stephen Yu	9/1/07	—	—	—	—	—	—	24,000	—	$23.73	$569,496
Executive Vice President & General Counsel	N/A	—	117,000	—	—	—	—	—	—	N/A	—

(1)	We award cash bonuses pursuant to our Executive Plan. The Executive Plan provides for the award of annual cash bonuses based upon the attainment of specified revenue, operating income and customer satisfaction targets and also individual performance. The actual amount paid to each of the Named Executives for fiscal year ended December 31, 2007 is set forth in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation.
(2)	Represents the full grant date fair value of each award as determined pursuant to FAS 123(R).
(3)	Represents the target payout under the 2007 Executive Plan or 2007 BU Plan, as applicable, assuming 100% achievement of target.

Discussion of Summary Compensation and Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Agreements with Named Executives

Employment Agreements.

In June 2005, we entered into an employment agreement with Mr. Amoroso. Under the employment agreement, Mr. Amoroso is entitled to an initial annual base salary of $500,000, and is eligible to participate in Macrovision’s Executive Plan with a cash bonus target equal to 100% of his base salary. Under the agreement, we also provided Mr. Amoroso with a relocation reimbursement in a total amount not to exceed $400,000. Pursuant to the agreement, we granted Mr. Amoroso, on his first day of employment, options to purchase 500,000 shares of Company common stock, having a term of five years and vesting over three years in accordance with the terms and conditions of the Company’s 2000 Equity Incentive Plan. During his employment with the Company, Mr. Amoroso will be granted additional options to purchase 250,000 shares of Company common stock in each of 2006, 2007 and 2008. Each additional grant will be made in two equal installments on March 1 and September 1 of each applicable year with exercise prices at the fair market value of the Company’s common stock on the grant dates, will have a term of five years and will vest over a three-year period.

On July 28, 2006, our compensation committee approved an amendment to Mr. Amoroso’s employment agreement whereby Mr. Amoroso was granted 125,000 shares of restricted stock on September 1, 2006 instead of the stock option grant that he would have otherwise been entitled to receive. In addition, the compensation committee further approved the amendment to Mr. Amoroso’s offer letter to grant him restricted stock instead of stock options for the future semiannual grants in 2007 and 2008. The restricted stock was granted at a price per share of the par value of the stock, which is $0.001 per share, and has a four year vesting schedule. These shares vest in accordance with the terms and conditions of the 2000 Equity Incentive Plan, as amended, as follows: 25% of the restricted stock vests on each annual anniversary date of the grant date, subject to his continuing employment with the Company or its subsidiaries, through the applicable vesting date.

On February 7, 2007, the Compensation Committee approved the amendment to Mr. Amoroso’s employment arrangement such that for calendar year 2007 and subsequent years, Mr. Amoroso’s bonus payout will be based 100% upon the Company’s performance. Company performance in 2007 will be determined based upon the Company meeting its annual revenue, operating profit and customer satisfaction targets.

In September 2005, we entered into an employment agreement with Mr. Budge. Under the employment agreement, Mr. Budge is entitled to an initial annual base salary of $275,000, with a cash payout at 100% achievement of targets equal to 50% of his prorated base salary earned during 2005, of which 80% payment for 2005 was guaranteed. Beginning in 2006, Mr. Budge became eligible to participate in the Executive Plan with a cash bonus target equal to 50% of his base salary. We also granted Mr. Budge options to purchase 200,000 shares of Company common stock, having a term of five years and vesting over three years in accordance with the terms and conditions of the 2000 Equity Incentive Plan. During his employment with the Company, Mr. Budge will be granted additional options to purchase 75,000 shares of Company common stock in each of 2006 and 2007. Each additional grant will be made in two equal installments on March 1 and September 1 of each applicable year with exercise prices at the fair market value of the Company’s common stock on the grant dates, will have a term of five years and will vest over a three-year period.

On July 28, 2006, our compensation committee approved an amendment to Mr. Budge’s employment agreement whereby Mr. Budge was granted 37,500 shares of restricted stock on September 1, 2006 instead of the stock option grant that he would have otherwise been entitled to receive. In addition, the compensation committee further approved the amendment to Mr. Budge’s offer letter to grant him restricted stock instead of stock options for the future semiannual grants in 2007. The restricted stock was granted at a price per share of the par value of the stock, which is $0.001 per share, and has a four year vesting schedule. These shares vest in accordance with the terms and conditions of the 2000 Equity Incentive Plan, as amended, as follows: 25% of the restricted stock vests on each annual anniversary date of the grant date, subject to his continuing employment with the Company or its subsidiaries, through the applicable vesting date.

2000 Equity Incentive Plan

As set forth in the Summary Compensation table and the Grants of Plan-Based Awards table, a certain number of our executives received options and restricted stock under our 2000 Equity Incentive Plan. The following is a description of some of the material terms of our 2000 Equity Incentive Plan, a complete copy of which is filed with the SEC and is qualified in its entirety to such filing.

Eligibility. Our employees, consultants, independent contractors and non-employee directors, and those of our subsidiaries, are eligible to receive awards under the 2000 Equity Incentive Plan. As of February 1, 2008, approximately 926 persons (including 12 executive officers and directors) were eligible to participate in the 2000 Equity Incentive Plan.

No one person participating in the 2000 Equity Incentive Plan may receive options, stock appreciation rights, restricted stock, restricted stock units or performance shares for more than 1,500,000 shares of common stock in any single calendar year.

Should an option under the 2000 Equity Incentive Plan expire or terminate for any reason prior to exercise in full, the shares subject to the unexercised portion of the option will be available for subsequent awards under the 2000 Equity Incentive Plan. If restricted shares, shares subject to restricted stock units, performance shares or shares issued upon exercise of options are forfeited and if stock appreciation rights are forfeited or terminate before exercise, such shares will be available for subsequent awards under the 2000 Equity Incentive Plan. If stock appreciation rights are settled in shares, the number of shares available for future awards under the 2000 Equity Incentive Plan will be reduced by the number of shares of common stock that were subject to the rights exercised.

Option Grants: Price and Exercisability. The 2000 Equity Incentive Plan authorizes the plan administrator to grant options that are either incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or nonstatutory stock options. The option exercise price per share in the case of incentive stock options and non-statutory stock options may not be less than 100% of the fair market value of the common stock on the grant date. If incentive stock options are granted to any employee owning greater than 10% of our outstanding stock, then the exercise price for that employee will be not less than 110% of the fair market value of a share of our common stock on the date of grant.

For purposes of establishing the exercise price and for all other valuation purposes under the 2000 Equity Incentive Plan, the fair market value of a share of common stock on any relevant date will be the closing price per share of common stock on that date, as reported on Nasdaq.

Awards granted under the 2000 Equity Incentive Plan in the form of options may be exercised in whole or in part and the purchase price may be paid in cash, other shares of our common stock, through a same day sale program, through a margin commitment program, or any combination of the foregoing. Options granted under the 2000 Equity Incentive Plan become exercisable at such time or times as the compensation committee may determine and provide in the option grant agreement. The compensation committee may accelerate the exercisability of all or any portion of an option at any time.

No optionee will have any stockholder rights with respect to the option shares until the optionee has exercised the option, paid the exercise price and become a holder of record of the shares. During the optionee’s lifetime, the option may be exercised only by the optionee and options are not assignable or transferable other than by will or the laws of descent and distribution. However, the compensation committee may allow an optionee to transfer, for no consideration, non-statutory options to members of the optionee’s immediate family or to trusts or partnerships for the exclusive benefit of members of the optionee’s immediate family.

Awards granted in the form of options under the 2000 Equity Incentive Plan must be exercised within a period fixed by the compensation committee, which period currently is set as not exceeding five years from the date of the grant of the option. Options may expire before the end of the option period if the optionee’s service with Macrovision ceases for any reason, including death, disability, retirement or termination.

Termination of Service. Any option held by the optionee upon termination of service will cease to be exercisable three months following termination of service, unless otherwise provided in such person’s option agreement. Each such option will normally be exercisable only as to shares of common stock in which the optionee is vested at the time of termination. The compensation committee has complete discretion to accelerate the exercisability of such options in whole or in part. This discretion may be exercised at any time while the options remain outstanding.

Restricted Stock Awards. The 2000 Equity Incentive Plan authorizes the compensation committee to grant restricted stock awards. A restricted stock award is an award entitling the recipient to receive shares of our common stock (“restricted stock”) or to receive the economic equivalent of shares of our common stock (“restricted stock units”) subject to such restrictions and conditions as the compensation committee may determine, at a purchase price and for such consideration as the compensation committee may determine. Such restricted stock awards may, at the discretion of the compensation committee, be based on continuing employment (or other business relationship) with Macrovision and its subsidiaries or the achievement of pre-established performance goals and objectives. No more than 2,000,000 of the shares remaining under the plan may be issued as restricted stock, restricted stock units and performance shares combined.

In the event of a corporate transaction (such as dissolution or liquidation, merger with and into another entity, or sale of all or substantially all of our assets), the 2000 Equity Incentive Plan and any option or other award or portion thereof not exercised will terminate unless the 2000 Equity Incentive Plan and the options and other awards thereunder are assumed by the surviving corporation or new options or other awards in the successor corporation are substituted for Macrovision options or other awards. If the surviving corporation does not assume all outstanding stock option awards or make such substitutions, each optionee will have the right to exercise all of his or her options as of the date of the corporate transaction, regardless of their vesting schedule.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards for the fiscal year ended December 31, 2007 to the Named Executives.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Stock That Have Not Vested (#) (g)		Market Value of Shares of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Alfred J. Amoroso	354,170	145,830	(1)	—	$22.95	7/5/10	343,750	(12)	$6,300,938	—	—
President and Chief Executive Officer	52,084	72,916	(2)	—	$20.90	3/1/11

James Budge	22,229	75,000	(3)	—	$18.57	9/6/10	103,125	(13)	$1,890,281	—	—
Chief Financial Officer	3,129	21,875	(4)	—	$20.90	3/1/11

Mark Bishof	4,861	94,445	(5)	—	$15.61	11/3/10	37,250	(14)	$682,793	—	—
Executive Vice President, Software Business Unit	1,458	10,417	(6)	—	$20.56	7/28/11

Eric Free	3,897	—		—	$22.33	9/22/09	52,375	(15)	$960,034
Executive Vice President, Embedded Solutions Business Unit	1,883	1,389	(7)	—	$23.20	4/12/10	—
	18,333	31,667	(8)	—	$15.75	1/19/11	—
	1,041	5,209	(9)	—	$20.56	7/28/11	—
	8,000	—		—	$28.99	11/12/11	—
	16,000	—		—	$25.30	4/19/12	—

Stephen Yu	33,112	63,888	(10)	—	$22.76	5/1/11	29,625	(16)	$543,026	—	—
Executive Vice President & General Counsel	2,291	5,209	(11)	—	$20.56	7/28/11

During 2007, the Named Executives received option grants under the 2000 Equity Incentive Plan at exercise prices equal to the fair market value of our common stock on the grant dates. These options vest over a three-year period after grant, subject to the Named Executive’s continued employment with the Company. All options granted to the Named Executives in 2007 under the 2000 Equity Incentive Plan expire five years from the grant date, unless the participant’s employment with the Company terminates before the end of such five-year period. Our Named Executives also received restricted stock grants in 2007, which vest over a four-year period after the grant date subject to the Named Executive’s continued employment with the Company.

Market value of shares of restricted stock that have not vested is calculated by multiplying the number of shares of stock that have not vested by the closing market price of our common stock at December 31, 2007, which was $18.33.

(1)	Of the shares underlying unvested options, approximately 20,833 will vest on the 5th of each month through July 5, 2008.

(2)	Of the shares underlying unvested options, approximately 4,340 will vest on the 1st of each month through March 1, 2009.

(3)	Of the shares underlying unvested options, approximately 8,333 will vest on the 6th of each month through September 6, 2008.

(4)	Of the shares underlying unvested options, approximately 1,302 options will vest on the 1st of each month through March 1, 2009.

(5)	Of the shares underlying unvested options, approximately 8,333 will vest on the 3rd of each month through November 3, 2008.

(6)	Of the shares underlying unvested options, approximately 416 will vest on the 28th of each month through July 28, 2008 and 625 will vest on the 28th of each month commencing on August 28, 2008 and ending on July 28, 2009.

(7)	Of the shares underlying unvested options, approximately 347 will vest on the 12th of each month through April 12, 2008.

(8)	Of the shares underlying unvested options, approximately 1,667 will vest on the 19th of each month through January 19, 2008 and approximately 2,500 will vest on the 19th of each month through January 19, 2009.

(9)	Of the shares underlying unvested options, approximately 208 will vest on the 28th of each month through July 28, 2009 and approximately 312 will vest on the 28th of each month through July 28, 2009.

(10)	Of the shares underlying unvested options, approximately 2,777 will vest on the 1st of each month through May 1, 2008 and approximately 4,166 will vest on the 1st of each month through May 1, 2009.

(11)	Of the shares underlying unvested options, approximately 208 will vest on the 28th of each month through July 28, 2008 and approximately 312 will vest on the 28th of each month through July 28, 2009.

(12)	These shares vest as follows: 2008 – 93,750 shares; 2009 – 93,750 shares; 2010 – 93,750 shares and 2011 – 62,500 shares.

(13)	These shares vest as follows: 2008 – 28,125 shares; 2009 – 28,125 shares; 2010 – 28,125 shares and 2011 – 18,750 shares.

(14)	These shares vest as follows: 2008 – 10,250 shares; 2009 – 10,250 shares; 2010 – 10,250 shares and 2011 – 6,500 shares.

(15)	These shares vest as follows: 2008 – 15,250 shares; 2009 – 15,250 shares; 2010 – 11,875 shares and 2011 – 10,000 shares.

(16)	These shares vest as follows: 2008 – 7,875 shares; 2009 – 7,875 shares; 2010 – 7,875 shares and 2011 – 6,000 shares.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to option exercises and stock awards acquired on vesting during the fiscal year ended December 31, 2007 to the Named Executives.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise (1) ($)(c)	Number of Shares Acquired on Vesting (2)(#)(d)	Value Realized on Vesting (3) ($)(e)
Alfred J. Amoroso President and Chief Executive Officer	—	—	31,250	$741,531
James Budge Chief Financial Officer	81,935	$748,290	9,375	$222,459
Mark Bishof, Executive Vice President, Software Business Unit	66,318	$708,567	3,750	$91,646
Eric Free, Executive Vice President, Embedded Solutions Business Unit	37,812	$310,408	5,250	$127,697
Stephen Yu, Executive Vice President & General Counsel	3,000	$20,790	1,875	$45,823

(1)	Calculated based upon the closing market price of our common stock on the date of exercise less the exercise price of such shares.
(2)	Represents the vesting of restricted stock.
(3)	The value realized is calculated by multiplying the number of shares of restricted stock vested by the closing market price of our common stock on the vesting date, less the par value of the stock issued.

Potential Payments Upon Termination or Change of Control

We entered into executive severance and arbitration agreements with: Mr. Budge in September 2005, Mr. Bishof in October 2005 and Mr. Yu May 2006, each in connection with their employment with Macrovision. We amended the agreements of Mr. Budge and Mr. Yu in August 2007 to reflect new tax regulations. Under the agreements, in the event of a change in control of Macrovision, each of these executives is entitled to receive minimum severance payments in the form of twelve months of salary continuation calculated on base salary (excluding bonus) upon termination of employment for any reason other than cause. In addition, upon such event all unvested stock awards held by these executives shall become immediately vested. The only severance payments payable to these executives are those that require (1) a “change in control” of Macrovision and (2) the executive’s termination of employment by the Company without cause or by the executive with “good reason.” The executives are also entitled to receive all welfare benefits we have provided to them immediately prior to a “change in control” during the period we are obligated to make their severance payments, or if sooner, until the executive is entitled to welfare benefits from any entity employing the executive after the executive’s employment with the Company terminates. The executive’s right to receive benefits under these agreements, including the executive’s right to exercise any options that have accelerated under these agreements, will cease if the executive accepts employment with one of our competitors. In addition, the executive agrees not to solicit, for one year following termination any employee of ours to work for another business.

We entered into an executive severance and arbitration agreement with Mr. Amoroso in July 2005 in connection with his employment with Macrovision. We amended the agreement with Mr. Amoroso in August 2007 to reflect new tax regulations. Under the agreement, in the event the Company terminates Mr. Amoroso’s employment for any reason other than cause or he terminates his employment with “good reason” during the period beginning four months prior to a change in control of the Company and ending twelve months following the change in control, Mr. Amoroso is entitled to receive minimum severance payments in the form of twelve months of salary continuation calculated on base salary (excluding bonus) in effect four months before the change of control or at the time of termination of employment, whichever is greater. In such event, all of Mr. Amoroso’s unvested stock awards will immediately vest, and Mr. Amoroso would be entitled to an additional tax “gross-up” payment if the payment of severance, accelerated vesting and continuation of benefits result in him incurring an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended. In the event that Mr. Amoroso’s employment is terminated by the Company without cause or Mr. Amoroso voluntarily terminates his employment with good reason, but not within the period surrounding a change in control of the Company specified above, Mr. Amoroso is entitled to receive a lump sum severance payment equal to 12 months of regular base salary in effect at the time of the termination of his employment, and the vesting of stock awards held by Mr. Amoroso accelerate such that the number of stock options that would have vested and become exercisable within 12 months following the termination date become vested and exercisable as of the termination date and the number of shares of restricted stock that would have vested within 12 months following the termination date become vested as of the termination date. In either situation, Mr. Amoroso is also entitled to receive all welfare benefits we have provided to him immediately prior to his termination during the period we are obligated to make his severance payments, or if sooner, until he is entitled to welfare benefits from any entity employing him after his termination by the Company. In addition, he has agreed not to solicit, for one year following termination, any employee of ours to work for another business.

Mr. Amoroso is not entitled to any payments from the Company in the event his employment by the Company terminates as a result of his death or disability, or as the result of his voluntary termination other than for “good reason” or his involuntary termination by the Company for “cause.” In the event that the Company had terminated Mr. Amoroso’s employment without “cause” or he had voluntarily terminated with “good reason” on December 31, 2007, in each case not occurring in connection with a “change in control” of the Company, Mr. Amoroso would be entitled to a lump sum severance payment of $500,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $1,718,406, and healthcare benefit continuation having a value of $10,553, for a total value of $2,228,959. In the event that the Company had terminated Mr. Amoroso’s employment without “cause” or he had voluntarily terminated with “good reason” on December 31, 2007, and this was within four months prior or 12 months following a “change in control” of the Company, then Mr. Amoroso would be entitled to a lump sum severance payment of $500,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $6,300,594, healthcare benefit continuation having a value of $10,553, and a tax “gross up” payment of $0 for a total value of $6,811,147.

None of our Named Executives other than Mr. Amoroso is entitled to any payments from the Company in the event his or her employment by the Company terminates as a result of death or disability, or as the result of the voluntary or involuntary termination of his or her employment not in connection with a “change in control” of the Company.

In the event that the Company had terminated the employment of any Named Executive other than Mr. Amoroso without “cause” or he had voluntarily terminated with “good reason” on December 31, 2007, and this was within four months prior or 12 months following a “change in control” of the Company, then such Named Executives would be entitled to the following payments: Mr. Budge would be entitled to a lump sum severance payment of $305,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $1,890,178, and healthcare benefit continuation having a value of $16,741, for a total value of $2,211,919. Mr. Bishof would be entitled to a lump sum severance payment of $360,000, accelerated vesting of stock options having a value of $233,660, accelerated vesting of restricted stock having a value of $682,755, and healthcare benefit continuation having a value of $16,741, for a total value of $1,293,156. Mr. Yu would be entitled to a lump sum severance payment of $260,000, accelerated vesting of stock options having no value, accelerated vesting of restricted stock having a value of $542,997, and healthcare benefit continuation having a value of $16,604, for a total value of $819,601.

NON-EMPLOYEE DIRECTOR COMPENSATION

Non-Employee Director Compensation for Fiscal 2007

Base Compensation. Each of our independent directors receives a fee of $1,500 for each board meeting and $1,000 for each compensation, audit and corporate governance and nominating committee meeting that he or she attends. In addition to meeting fees, each independent director is paid an annual retainer of $30,000 for serving on our board of directors. The annual retainer is paid in four equal quarterly installments on the first day of January, April, July and October to those independent directors who are serving on the board of directors on such payment dates. Our directors who are our employees or otherwise are not independent do not receive any compensation for attending board or committee meetings.

Options. In addition to the compensation set forth above, each non-employee director receives options granted under our 1996 Directors Stock Option Plan. Under the 1996 Directors Stock Option Plan, each non-employee director will receive an automatic initial option grant to purchase 40,000 shares of common stock on the date on which such person first becomes a non-employee director. This initial option grant vests monthly over a three-year period. Employee directors who terminate employment and continue as non-employee directors are not eligible to receive this initial grant. Upon each anniversary of the date on which a non-employee director joined the board (or for an employee director who becomes a non-employee director, each anniversary of our initial public offering), the non-employee director, if he or she continues serving as a member of our board of directors, will receive an automatic annual option grant to purchase 15,000 shares of common stock. In addition, upon the conclusion of our annual meeting of stockholders each year, the chair of our audit committee of our board of directors receives an additional annual grant to purchase 7,500 shares of common stock and the chair of our compensation committee and corporate governance and nominating committee will each receive an additional annual grant to purchase 5,000 shares of common stock. These annual option grants vest monthly over a one-year period.

The table below summarizes the compensation paid by the Company to our Directors, other than Mr. Amoroso, for the fiscal year ended December 31, 2007.

Name (a)	Fees earned or paid in cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Donna S. Birks	$65,000	—	$175,482	—	—	$1,420	$241,901
Steven G. Blank	$36,000	—	$168,332	—	—	—	$204,332
Andrew K. Ludwick	$61,000	—	$144,887	—	—	—	$205,887
Robert J. Majteles	$52,000	—	$207,879	—	—	$5,950	$265,829
John O. Ryan	$100,000	—	—	—	—	$2,365	$102,365
William N. Stirlen	$67,500	—	$117,176	—	—	$508	$185,184

Amounts disclosed under “Option Awards” is computed in accordance with FAS 123(R). Ms. Birks was granted options to purchase 15,000 shares on April 23, 2007 at an exercise price of $25.21 per share and 7,500 shares on April 26, 2007 at an exercise price of $25.35 per share. Mr. Blank was granted options to purchase 15,000 shares on April 9, 2007 at an exercise price of $25.48 per share and 5,000 shares on April 26, 2007 at an exercise price of $25.35 per share. Mr. Ludwick was granted options to purchase 15,000 shares on July 28, 2007 at an exercise price of $24.44 per share. Mr. Majteles was granted options to purchase 15,000 shares on February 9, 2007 at an exercise price of $25.50 per share and 5,000 shares on April 26, 2007 at an exercise price of $25.35 per share. Mr. Stirlen was granted options to purchase 15,000 shares on April 23, 2007 at an exercise price of $25.21 per share.

During 2007, Ms. Birks exercised options for 15,000 shares at $15.96 per share and realized $210,600 upon exercise. Mr. Blank exercised options for 156,666 shares at an average price of $20.84 per share and realized

$749,119 upon exercise. Mr. Stirlen exercised options for 26,492 shares at an average exercise price of $12.98 per share and realized $393,000 upon exercise.

As of December 31, 2007, the following directors held the following aggregate number of options outstanding: Ms. Birks—160,500 shares, of which 153,000 shares are exercisable; Mr. Ludwick—55,000 shares, of which 25,138 shares are exercisable; Mr. Majteles—60,000 shares, of which 39,166 shares are exercisable; and Mr. Stirlen—159,544 shares, of which 154,544 shares are exercisable. Mr. Blank resigned from the Board of Directors on September 24, 2007. Mr. Blank did not have options or awards to purchase any shares outstanding as of December 31, 2007.

Mr. Ryan is an employee, and, accordingly, receives a salary as disclosed in “Fees earned or paid in cash.” Amounts disclosed under “All Other Compensation” consists of expense reimbursement for attending meetings, except in the case of Mr. Ryan, for which “All Other Compensation” consists of payments under our group life insurance and health care plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of our common stock was beneficially owned as of February 1, 2008 by each director, each executive officer named in the summary compensation table, all executive officers and directors as a group, and by each holder of 5% or more of our common stock. To our knowledge and except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless we indicate otherwise, each holder’s address is c/o Macrovision Corporation, 2830 De La Cruz Boulevard, Santa Clara, CA 95050.

The option column below reflects shares of common stock that are subject to options that are currently exercisable or are exercisable within 60 days of February 1, 2008. Those shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options, but are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Percentage ownership is based on 54,072,089 shares outstanding on February 1, 2008. Certain options listed below may have exercise prices in excess of the current fair market value of our common stock.

Beneficial Owner	Shares	Options	Total	Percent of Class
Lord, Abbett & Co., LLC (1)	3,637,235	0	3,637,235	6.73%
Transamerica Investment Management, LLC (2)	3,532,663	0	3,532,663	6.53%
PRIMECAP Management Company (3)	3,514,030	0	3,514,030	6.50%
Unicredito Italiano S.p.A. (4)	2,964,964	0	2,964,964	5.48%
Blum Capital Partners, LP (5)	2,771,275	0	2,771,275	5.12%
Alfred J. Amoroso (6)	408,844	484,379	893,223	1.65%
John O. Ryan (7)	868,796	0	868,796	1.61%
William N. Stirlen	9,450	158,294	167,744	*
Donna S. Birks	8,850	158,625	167,475	*
James Budge (8)	103,125	55,045	158,170	*
Eric Free (9)	54,169	59,182	113,351	*
Stephen Yu (10)	30,818	47,138	77,956	*
Mark Bishof (11)	37,250	31,325	68,575	*
Robert J. Majteles	0	47,360	47,360	*
Michael Buchheim (12)	25,000	13,888	38,888	*
Andrew K. Ludwick	0	32,222	32,222	*
Eric Rodli (12)	25,000	0	25,000	*
All executive officers and directors as a group (12 persons)	1,571,302	1,087,458	2,658,760	4.92%

*	Less than one percent

(1)	Based solely on information provided by Lord, Abbett & Co., LLC (“Lord Abbett”) in a Form 13F-HR filed with the SEC on November 14, 2007. The address of Lord, Abbett & Co. is 90 Hudson Street, Jersey City, NJ 07302. Lord Abbett has sole investment power with respect to all of such shares, sole voting authority with respect to 3,412,835 of the shares, shared voting authority over none of the shares and no voting authority with respect to 224,400 of the shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in Lord Abbett’s Form 13F-HR.
(2)	Based solely on information provided by Transamerica Investment Management, LLC (“Transamerica”) in a Form 13F-HR/A filed with the SEC on November 29, 2007. The address of Transamerica Investment Management is 11111 Santa Monica Boulevard, Los Angeles, California 90025. Transamerica has sole investment power with respect to all of such shares, sole voting authority with respect to 2,654,183 of the shares, shared voting authority over 252 of the shares and no voting authority with respect to 878,228 of the shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in Transamerica’s Form 13F-HR/A.
(3)	Based solely on information provided by PRIMECAP Management Company (“PRIMECAP”) in a Form 13F-HR filed with the SEC on November 13, 2007. The address of PRIMECAP Management Company is 225 South Lake Avenue #400, Pasadena, California 91101. PRIMECAP has sole investment power with respect to all of such shares, sole voting authority with respect to 1,163,155 of the shares, shared voting authority over none of the shares and no voting authority with respect to 2,350,875 of the shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in PRIMECAP’s Form 13F-HR.
(4)	Based solely on information provided by Unicredito Italiano S.p.A. (previously filed as Pioneer Global Asset Management S.p.A.) in a Schedule 13G/A filed with the SEC on February 7, 2007. The address of Unicredito Italiano S.p.A. is Piazza Cordusio 2, 20123 Milan, Italy.
(5)	Based solely on information provided by Blum Capital Partners, L.P. (“Blum LP”) in a Form 13F-HR filed with the SEC on November 14, 2007. The address of Blum LP is 909 Montgomery Street, Suite 400, San Francisco, California 94133. Blum LP has sole investment power with respect to all of such shares, sole voting authority with respect to all of the shares, shared voting authority over none of the shares and no voting authority with respect to none of the shares. The foregoing information has been included solely in reliance upon, and without independent investigation of, the disclosures contained in Blum LP’s Form 13F-HR.
(6)	Shares beneficially owned include 343,750 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning September 1, 2006. The restrictions lapse as follows: 93,750 shares released in 2008, 93,750 shares released in 2009, 93,750 shares released in 2010, and 62,500 shares released in 2011. Also includes 49,000 shares held of record by a trust of which Mr. Amoroso is the trustee, 6,000 shares held of record by an unrelated trustee in three trusts established by Mr. Amoroso for his children and 5,000 shares held of record by Mr. Amoroso in a personal IRA account.
(7)	Includes 823,124 shares held of record by a trust of which Mr. Ryan and his wife are the trustees, 22,836 shares held of record by an unrelated trustee in a grantor retained-interest annuity trust established by Mr. Ryan, and 22,836 shares held of record by an unrelated trustee in a grantor retained-interest annuity trust established by Mr. Ryan’s wife.
(8)	Shares beneficially owned include 103,125 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning September 1, 2006. The restrictions lapse as follows: 28,125 shares released in 2008, 28,125 shares released in 2009, 28,125 shares released in 2010, and 18,750 shares released in 2011.
(9)	Shares beneficially owned include 52,375 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning November 3, 2005. The restrictions lapse as follows: 15,250 shares released in 2008, 15,250 shares released in 2009, 11,875 shares released in 2010, and 10,000 shares released in 2011.
(10)	Shares beneficially owned include 29,625 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning July 28, 2006. The restrictions lapse as follows: 7,875 shares released in 2008, 7,875 shares released in 2009, 7,875 shares released in 2010, and 6,000 shares released in 2011.
(11)	Shares beneficially owned include 37,250 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning July 28, 2006. The restrictions lapse as follows: 10,250 shares released in 2008, 10,250 shares released in 2009, 10,250 shares in 2010, and 6,500 released in 2011.
(12)	Shares beneficially owned include 25,000 shares subject to restricted stock awards. Macrovision has a right of repurchase with respect to unvested shares subject to the restricted stock awards, which lapse as the shares vest in annual installments over 4 years beginning July 1, 2007. The restrictions lapse as follows: 6,250 shares released in 2008, 6,250 shares released in 2009, 6,250 shares in 2010, and 6,250 released in 2011.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2007. Our 1996 Directors Stock Option Plan, as amended, 1996 Equity Incentive Plan, as amended, 1996 Employee Stock Purchase Plan, as amended and 2000 Equity Incentive Plan, as amended, were all approved by our stockholders. We do not have any non-stockholder approved equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,415,284	(1)	$23.03	6,518,861	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,415,284		$23.03	6,518,861

(1)	Excludes purchase rights accruing under the 1996 Employee Stock Purchase Plan. Under these plans, each eligible employee may purchase shares of common stock with accumulated payroll deductions on the last business day in January and July of each year at a purchase price per share equal to 85% of the lower of (i) the closing market price per share of our common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing market price per share on the semi-annual purchase date. As of December 31, 2007, the number of securities to be issued upon exercise of outstanding options, warrants and rights had a weighted average contractual remaining life of 3.05 years.
(2)	Includes 4,126,068 shares that remain available under the 2000 Equity Incentive Plan, 203,334 shares that remain available under the 1996 Directors Stock Option Plan and 2,189,459 shares that remain available under the 1996 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2007 to the date of this report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $120,000 to which we or any of our subsidiaries were or are to be a party and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or member of their immediate family had or will have a direct or indirect material interest, except as described above under “Executive Compensation.” There are no business relationships between us and any entity of which a director of Macrovision is an executive officer or of which a director of Macrovision owns an equity interest in excess of 10%, involving indebtedness in excess of 5% of our total consolidated assets for 2007 or involving payments for property or services in excess of 5% of our (or the other entity’s) consolidated gross revenues for 2007.

Procedures for Approval of Related Party Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions. In accordance with our Corporate Governance Guidelines, our Board reviews the relationships that each director has with the Company and shall endeavor to have a majority of directors that are “independent directors” as defined by the SEC and Nasdaq rules. As part of the review process, the Company distributes and collects questionnaires that solicit information about any direct or indirect transactions with Macrovision from each of our directors and officers and legal counsel reviews the responses to these questionnaires and reports the any related party transactions to the Audit Committee. We may enter into arrangements in the ordinary course of our business that involve Macrovision receiving or providing goods or services on a non-exclusive basis and at arms-length negotiated rates or in accordance with regulated price schedules with corporations and other organization in which a Macrovision director, executive officer or nominee for director may also be a director, trustee or investor, or have some other direct or indirect relationship.

Our Code of Personal and Business Conduct and Ethics requires all directors, officers and employees to avoid any situation that involves an actual or apparent conflict of interest in personal and professional relationships or with their duty to, or with any interest of, Macrovision. Depending on the nature of the potential conflict, such related party transactions involving an employee require approval by our Ethics Compliance Officer, Chief Financial Officer or Chief Executive Officer. If such transaction is determined to be material to the Company by our Ethics Compliance Officer, Chief Financial Officer or Chief Executive Officer, our Audit Committee must review and approve in writing in advance such related party transactions. All related party transactions involving the Company’s directors or executive officers or members of their immediate families must be reviewed and approved in writing in advance by the Company’s Audit Committee.

Independence of Directors

As required by the Nasdaq Global Select Market’s (“Nasdaq”) listing standards, a majority of the members of our board must qualify as “independent,” as affirmatively determined by our board. Our board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, any of his or her family members, and Macrovision, our executive officers and our independent registered public accounting firm, the board has affirmatively determined that a majority of our board is comprised of independent directors. Our independent directors as of December 31, 2007 were Ms. Birks, Mr. Ludwick, Mr. Majteles and Mr. Stirlen. In addition, Mr. Steven Blank, who served as a director until September 2007, was an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2007 and 2006, and fees billed for other services rendered by KPMG LLP during 2007 and 2006.

	Fee Amounts
Type of Fees	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$1,808,148	$1,873,970
Audit-Related Fees (2)	829,000	—
Tax Fees (3)	120,000	$101,005
All Other Fees	—	—

Total Fees	$2,757,148	$1,974,975

(1)	Audit Fees consist of fees for: professional services rendered for the audit of our consolidated financial statements included in our annual report and the review of our interim financial statements included in our quarterly reports; statutory audits of our subsidiaries; services provided in connection with the audit of our internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002; and services that are normally provided by KPMG LLP in connection with regulatory filings or engagements.
(2)	Audit-Related Fees in 2007 consist of fees for due diligence services in connection with acquisitions and carve-out financial statements in connection with the software business.
(3)	Tax Fees consist of fees for tax compliance and tax advice.

The audit committee must pre-approve all audit, review or attest services and, except as provided below, all non-audit services provided by our independent registered public accounting firm. However, for de minimis non-audit services, the audit committee may approve such services after the fact if the following conditions are met:

•

the aggregate amount of all such services provided constitutes no more than 5% of the total amount of revenues paid by us to our accounting firm during the fiscal year in which the services are provided;

•	such services were not recognized by us at the time of engagement as being non-audit services; and

•	such services are promptly brought to the attention of the audit committee and approved by the audit committee prior to completion of the audit.

During 2007 and 2006, all such services were pre-approved by the audit committee in accordance with the audit committee pre-approval policy that is attached as an exhibit to our audit committee charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

2.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.01	Agreement and Plan of Merger with Globetrotter Software, Inc, GSI Acquisition Corp., Matthew Christiano and Sallie J. Calhoun dated June 19, 2000	DEF14A	7/28/00	Annex B

2.02	Agreement For Sale of Shares relating to Ç-Dilla Limited dated as of June 18, 1999 by and among Macrovision and the shareholders of Ç-Dilla Limited	8-K	7/6/99	2.01

2.03	Business Sale Agreement among Productivity through Software plc, Ç-Dilla Limited, Mr. John Rowlinson and Macrovision Corporation dated October 4, 2000*	10-K	4/2/01	2.03

2.04	Asset Purchase Agreement by and among InstallShield Software Corporation, Macrovision, Macrovision Europe Ltd. and Macrovision International Holding LP dated June 16, 2004	8-K	7/1/04	2.01

2.05	Agreement and Plan of Merger dated November 5, 2007 by and among Macrovision Corporation, Aspen Acquisition Corp., All Media Guide Holdings, Inc., Digital On-Demand, Inc. (a Delaware corporation), and Digital On-Demand, Inc. (a California corporation) as Representative	8-K	11/9/07	10.1

2.06	Asset Purchase Agreement dated November 17, 2007 by and among Macrovision Corporation, Macrovision International Holding Limited Partnership and Cryptography Research, Inc.	8-K/A	12/18/07	10.1

2.07	Agreement and Plan of Mergers, dated as of December 6, 2007, among Macrovision Corporation, Saturn Holding Corp, Galaxy Merger Sub, Inc., Mars Merger Sub, Inc. and Gemstar-TV Guide International, Inc	425	12/7/07	2.01

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

2.08	Company Voting and Support & Registration Rights Agreement, dated as of December 6, 2007, among News Corporation, Saturn Holding Corp and Macrovision Corporation	425	12/7/07	2.02

3.01	Amended and Restated Certificate of Incorporation of Macrovision Corporation	SB-2	1/7/97	3.02

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Macrovision Corporation	10-K	4/2/01	3.02

3.03	Amended and Restated Bylaws of Macrovision Corporation, amended as of February 9, 2006	10-K	3/2/06	3.03

4.01	Indenture, dated August 23, 2006 among Macrovision Corporation and The Bank of New York Trust Company, N.A.	8-K	8/23/06	4.1

4.02	Global Note representing the Macrovision Corporation 2.625% Convertible Senior Notes due 2011	8-K	8/23/06	4.2

4.03	Call Option Transaction Letter Agreement dated August 17, 2006 with JPMorgan Chase Bank, National Association	8-K	8/23/06	4.3

4.04	Warrant Letter Agreement dated August 17, 2006 with JPMorgan Chase Bank, National Association	8-K	8/23/06	4.4

4.05	Form of Common Stock Certificate	S-3	11/13/06	4.6

4.06	Non-Contingent Warrant to Purchase Macrovision Common Stock with Cryptography Research, Inc.				X

4.07	Contingent Warrant to Purchase Macrovision Common Stock (Studio Warrant) with Cryptography Research, Inc.				X

4.08	Contingent Warrant to Purchase Macrovision Common Stock (Unit Warrant) with Cryptography Research, Inc.				X

10.01	Registration Rights Agreement, dated August 23, 2006, among Macrovision Corporation, J.P. Morgan Securities Inc. and Cowen and Company, LLC	8-K	8/23/06	10.1

10.02	Macrovision Corporation 1996 Equity Incentive Plan**	SB-2/A	2/11/97	10.02

10.03	Macrovision Corporation 1996 Employee Stock Purchase Plan**	DEF14A	4/13/05	Annex C

10.04	Macrovision Corporation 1996 Directors Stock Option Plan**	DEF14A	4/13/05	Annex B

10.05	Macrovision Corporation 2000 Equity Incentive Plan**	DEF14A	3/16/06	Annex A

10.06	2007 Senior Executive Company Incentive Plan**	10-Q	8/8/07	10.02

10.07	2007 Business Unit Management Incentive Plan**	10-Q	8/8/07	10.03

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.08	Software Marketing License and Development Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 19, 1998*	10-QSB	5/15/98	10.02

10.09	Subscription Agreement between Macrovision Corporation and Ç-Dilla Limited dated February 17, 1998*	10-QSB/A	6/23/98	10.01

10.10	Lease Between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated August 2, 2001	10-Q	11/13/01	10.39

10.11	First Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.09

10.12	Second Amendment to Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.10

10.13	Lease between WB Airport Technology, L.L.C. (“Landlord”) and Macrovision Corporation (“Tenant”) dated December 13, 2004	10-K	3/31/05	10.11

10.14	Form of Indemnification Agreement entered into by Macrovision Corporation with each of its directors and executive officers	10-Q	11/4/05	10.01

10.15	Offer letter to Alfred J. Amoroso dated June 8, 2005**	8-K	7/5/05	10.1

10.16	Amendment to Offer letter to Alfred J. Amoroso dated August 1, 2006**	8-K	8/3/06	10.01

10.17	Amendment to Offer letter to Alfred J. Amoroso dated February 12, 2007**	8-K	2/13/07	10.01

10.17	Executive Severance and Arbitration Agreement with Alfred J. Amoroso dated August 6, 2007**	8-K	8/7/07	10.1

10.18	Offer Letter to James Budge dated July 22, 2005**	8-K	9/6/05	10.1

10.19	Amendment to Offer letter to James Budge dated August 1, 2006**	8-K	8/3/06	10.02

10.20	Executive Severance and Arbitration Agreement with James Budge dated August 6, 2007**	10-Q	8/8/07	10.06

10.21	Severance Agreement with Loren Hillberg dated May 28, 2007**	10-Q	8/8/07	10.04

10.22	Form of Executive Severance and Arbitration Agreement**	10-Q	8/8/07	10.05

10.23	Charter of the Audit Committee of the Board of Directors	DEF14A	3/20/07	Annex A

10.24	Summary of Director Compensation**				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.25	Form of Restricted Stock Agreement**	10-Q	11/8/06	10.02

14.01	Code of Personal and Business Conduct and Ethics	10-K	3/12/04	14.01

21.01	List of subsidiaries				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Section 1350 Certification				X

32.02	Section 1350 Certification				X

*	Confidential treatment has been granted with respect to certain portions of this Exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February, 2008.

MACROVISION CORPORATION

By:	/s/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 26, 2008

Principal Financial and Accounting Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	February 26, 2008

Additional Directors:

/s/ JOHN O. RYAN John O. Ryan	Chairman of the Board of Directors	February 26, 2008

/s/ DONNA S. BIRKS Donna S. Birks	Director	February 26, 2008

/s/ ANDREW LUDWICK Andrew Ludwick	Director	February 26, 2008

/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	February 26, 2008

/s/ WILLIAM N. STIRLEN William N. Stirlen	Director	February 26, 2008

MACROVISION CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Macrovision Corporation:

We have audited the accompanying consolidated balance sheets of Macrovision Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macrovision Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, applying the modified-perspective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effective operation of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

February 26, 2008

MACROVISION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$134,070	$159,666
Advance payments for acquisition of Mediabolic	—	40,241
Short-term investments	248,194	121,559
Accounts receivable, net	44,327	66,723
Deferred tax assets	4,563	—
Prepaid expenses and other current assets	12,135	14,402
Assets held for sale	79,503	—

Total current assets	522,792	402,591
Long-term marketable investment securities	57,025	175,165
Restricted cash	—	12,000
Deferred tax assets	57,850	28,730
Property and equipment, net	10,011	21,818
Other intangibles from acquisitions, net	69,574	25,368
Patents and other assets	20,697	17,894
Goodwill	199,209	136,049

	$937,158	$819,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,157	$4,378
Accrued expenses	42,468	71,705
Deferred revenue	7,494	33,831
Liabilities held for sale	27,959	—

Total current liabilities	84,078	109,914
Taxes payable, non-current	57,026	—
Convertible senior notes	240,000	240,000
Other non current liabilities	436	3,559

	381,540	353,473
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 250,000,000 shares authorized; 61,247,443 shares issued and 53,812,924 outstanding as of December 31, 2007, and 57,011,137 shares issued and 51,695,337 outstanding as of December 31, 2006	61	57
Treasury stock, 7,434,519 shares at December 31, 2007 and 5,315,800 shares at December 31, 2006, at cost	(138,448)	(88,448)
Additional paid-in capital	478,951	372,412
Accumulated other comprehensive income	12,407	10,974
Retained earnings	202,647	171,147

Total stockholders’ equity	555,618	466,142

	$937,158	$819,615

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Net revenues	$155,685	$121,328	$96,348

Costs and expenses:
Cost of revenues	17,283	17,037	6,664
Amortization of intangibles from acquisitions	5,363	2,658	1,435
Research and development	17,498	18,132	9,992
Selling and marketing	26,364	23,016	15,678
General and administrative	36,459	31,567	27,877
Restructuring and asset impairment charges	4,546	—	1,030

Total operating expenses	107,513	92,410	62,676

Operating income from continuing operations	48,172	28,918	33,672
Interest expense	(7,602)	(2,895)	—
Interest income and other, net	23,199	12,087	5,465
Impairment losses on strategic investments	(5,000)	—	(5,822)

Income from continuing operations before income taxes	58,769	38,110	33,315
Income taxes	14,637	9,337	17,723

Income from continuing operations, net of tax	44,132	28,773	15,592
(Loss) income from discontinued operations, net of tax	(12,632)	4,270	6,523

Net income	$31,500	$33,043	$22,115

Basic earnings per share:
Basic income per share from continuing operations	$0.83	$0.56	$0.31
Basic income (loss) per share from discontinued operations	$(0.24)	$0.08	$0.13

Basic net earnings per share	$0.59	$0.64	$0.44

Shares used in computing basic net earnings per share	53,435	51,840	50,708

Diluted earnings per share:
Diluted income per share from continuing operations	$0.81	$0.55	$0.30
Diluted income (loss) per share from discontinued operations	$(0.23)	$0.08	$0.13

Diluted net earnings per share	$0.58	$0.63	$0.43

Shares used in computing diluted net earnings per share	54,218	52,731	51,373

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common stock		Treasury Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income	Retained earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2004	53,194,326	$53	(3,000,000)	$(38,450)	$311,643	$—	$9,109	$115,989	$398,344

Comprehensive income:
Net income								22,115	22,115
Translation adjustment							(5,847)		(5,847)
Unrealized losses in investments, net							(631)		(631)

Total comprehensive income									15,637
Issuance of common stock upon exercise of options	511,554	1			6,587				6,588
Issuance of common stock under employee stock purchase plan	321,524				5,536				5,536
Issuance of restricted stock	340,975				5,322	(5,322)			—
Amortization of deferred stock-based compensation						221			221
Tax benefit associated with stock plans					1,824				1,824

Balances as of December 31, 2005	54,368,379	$54	(3,000,000)	$(38,450)	$330,912	$(5,101)	$2,631	$138,104	428,150
Comprehensive income:
Net income								33,043	33,043
Translation adjustment							4,909		4,909
Unrealized gains in investments, net							3,434		3,434

Total comprehensive income									41,386
Issuance of common stock upon exercise of options	1,890,915	2			33,759				33,761
Issuance of common stock under employee stock purchase plan	353,768	1			5,643				5,644
Issuance of restricted stock	398,075								—
Equity-based compensation					22,165				22,165
Stock repurchase			(2,315,800)	(49,998)					(49,998)
Amortization of deferred stock-based compensation					(5,101)	5,101			—
Tax benefit associated with stock plans					836				836
Purchase of convertible bond call option					(46,149)				(46,149)
Proceeds from issuance of warrants					30,347				30,347

Balances as of December 31, 2006	57,011,137	$57	(5,315,800)	$(88,448)	$372,412	$—	$10,974	$171,147	466,142
Comprehensive income:
Net income								31,500	31,500
Translation adjustment							1,151		1,151
Unrealized gains in investments, net							282		282

Total comprehensive income									32,933
Issuance of common stock upon exercise of options	3,081,440	3			59,954				59,957
Issuance of common stock under employee stock purchase plan	429,133				7,065				7,065
Issuance of restricted stock	725,733	1			(1)				—
Equity-based compensation					16,158				16,158
Stock repurchase			(2,118,719)	(50,000)					(50,000)
FIN 48 activity					14,975				14.975
Issuance of warrants					8,388				8,388

Balances as of December 31, 2007	61,247,443	$61	(7,434,519)	$(138,448)	$478,951	$—	$12,407	$202,647	$555,618

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$31,500	$33,043	$22,115
Adjustments to reconcile net income to net cash provided by operations:
Income from discontinued operations	12,632	(4,270)	(6,523)
Depreciation and amortization	7,492	7,481	5,375
Amortization of intangibles from acquisitions	5,363	2,658	1,435
Amortization of note issuance costs	1,442	533	—
Equity-based compensation	10,497	13,480	161
Impairment losses on strategic investments	5,000	—	5,822
Asset impairment charges	2,044	—	—
Deferred tax expense	(5,242)	(5,496)	(946)
Tax benefit from stock options		836	1,824
Excess tax benefits from equity-based compensation	—	(836)	—
Deferred tax valuation allowance	—	—	307
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(5,020)	(8,065)	4,351
Deferred revenue	785	4,139	2,550
Prepaid expenses, other current assets and other assets	(23,584)	(15,164)	3,811
Accounts payable, accrued expenses, and other long-term liabilities	25,260	42,507	(1,637)

Net cash provided by operating activities of continuing operations	68,169	70,846	38,645
Net cash provided by operating activities of discontinued operations	23,551	19,211	16,545

Net cash provided by operating activities	91,720	90,057	55,190

Cash flows from investing activities:
Purchases of long and short term marketable investment securities	(1,156,590)	(744,519)	(243,851)
Sales or maturities of long and short term marketable investments	1,148,583	567,580	271,617
Purchases of property and equipment	(1,136)	(8,628)	(7,204)
Payments for patents and other investing	(1,518)	(1,611)	(1,758)
Acquisition of Mediabolic	(1,392)	(40,241)	—
Acquisition of eMeta, net of cash acquired	(900)	(35,189)	—
Acquisition of Midbar net assets including contingent consideration	—	—	(497)
Acquisition of AMG, net of cash acquired	(82,279)		—
Acquisition of BD+ assets, net of cash acquired	(45,242)
Other investing activities	—	—	174
Decrease (increase) in restricted cash	12,000	(5,000)	859

Net cash (used in) provided by investing activities of continuing operations	(128,474)	(267,608)	19,340
Net cash (used in) provided by investing activities of discontinued operations	(5,033)	(5,573)	(42,324)

Net cash (used in) provided by investing activities	(133,507)	(273,181)	(22,984)

Cash flows from financing activities:
Principal payment under capital lease obligation	(1,355)	(884)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	232,846	—
Purchase of convertible bond call option	—	(46,149)	—
Proceeds from issuance of warrants	—	30,347	—
Purchase of treasury stock	(50,000)	(49,998)	—
Excess tax benefits from equity-based compensation	—	836	—
Proceeds from exercise of options and other financing activities	59,957	33,761	6,588
Proceeds from stock issued under employee stock purchase plan	7,065	5,644	5,536

Net cash provided by financing activities of continuing operations	15,667	206,403	12,124
Effect of exchange rate changes on cash	524	762	(1,662)

Net (decrease) increase in cash and cash equivalents	(25,596)	24,041	42,668
Cash and cash equivalents at beginning of year	159,666	135,625	92,957

Cash and cash equivalents at end of year	$134,070	$159,666	$135,625

Cash paid during the year:
Income taxes	$1,266	$4,359	$4,473

Interest	$6,329	$157	$—

Supplemental schedule of non-cash transactions:
Issuance of warrants for business acquisition	$8,388	$—	$—

See accompanying notes to consolidated financial statements.

MACROVISION CORPORATION

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

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

As of the fourth quarter of 2007, as a result of the Company’s intention to acquire Gemstar-TV Guide and a full review of its portfolio of businesses, the Company determined it was probable that it would divest its software segment (“Software”) and games business (“Games.”) The decision was a result of management’s desire to focus resources on Macrovision’s core strategies. In February 2008, the Company entered into a definitive agreement to dispose of its Software business unit for $200 million cash in a transaction that is expected to close on or before April 1, 2008. In February 2008, the Company also entered into a definitive agreement to dispose of its Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. Prior to the fourth quarter of 2007, Games was included in the Distribution and Commerce segment and Software was presented as a separate reportable segment. As a result of such actions, in accordance with Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, certain amounts previously reported in our financial statements have been restated to conform to the current presentation, income (loss) from discontinued operations on the statements of income, cash provided by (used in) discontinued operations and reportable segments. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations. See Notes 4 and 13.

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

The Company accounts for its publicly traded investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and complies with the disclosure provisions of Emerging Issues Task Force (EITF) 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2007 and 2006, all investment securities were designated as “available-for-sale.” Available-for-sale securities are carried at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income, as a separate component of stockholders’ equity.

Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are reported in other income or expense as incurred. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2007:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$103,392	—	—	$103,392
Cash Equivalents—money markets	30,678	—	—	30,678

Total cash and cash equivalents	$134,070	—	—	$134,070

Investments:
Auction rate securities	$89,600	—	—	$89,600
Commercial paper	77,129	32	(1)	77,160
Corporate debt securities	75,488	77	(22)	75,543
Equity securities	12,389	5,379	—	17,768
Treasury/Agencies	14,500	6	—	14,506
US and municipal securities	30,638	62	(58)	30,642

Total investments	$299,744	5,556	(81)	$305,219

Cash & Cash Equivalents				$134,070
Short Term Investments				248,194
Long Term Investments				57,025

Total Cash and Investments				$439,289

The following is a summary of available-for-sale securities (in thousands) as of December 31, 2006:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$61,758	—	—	$61,758
Cash Equivalents—money markets	97,908	—	—	97,908

Total cash and cash equivalents	$159,666	—	—	$159,666

Investments:
Auction rate securities	$7,500	—	—	$7,500
Commercial paper	12,897	—	(11)	12,886
Corporate debt securities	19,028	4	(10)	19,022
Equity securities	12,389	5,318	—	17,707
Time deposits	86	—	—	86
US and municipal securities	239,797	46	(320)	239,523

Total investments	$291,697	5,368	(341)	$296,724

Cash & Cash Equivalents				$159,666
Short Term Investments				121,559
Long Term Investments				175,165

Total Cash and Investments				$456,390

There were no recognized losses from other-than-temporary declines in the market value of marketable securities in 2007 and 2006. In 2005, we recognized $5.8 million from other-than-temporary losses in the market value of our equity securities. See Note 7.

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	3,126	(1)	—	—	3,126	(1)
Corporate securities	27,286	(20)	2,493	(2)	29,779	(22)
US and municipal securities	—	—	6,285	(57)	6,285	(57)

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	8,986	(11)	—	—	8,986	(11)
Corporate securities	7,981	(10)	—	—	7,981	(10)
US and municipal securities	166,262	(320)	—	—	166,262	(320)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

As of December 31, 2007 and 2006, the unrealized gain (loss), net of taxes, was $3.3 million and $3.0 million, respectively.

As of December 31, 2007 and 2006, the weighted average contractual maturity for debt securities was approximately three months and nine months, respectively.

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

Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains and losses, net of related taxes, on marketable investment securities that have been excluded from the determination of net income. The Company has reported the components of comprehensive income on its consolidated statements of stockholders’ equity.

Revenue Recognition

The Company’s revenue from continuing operations consists of royalty fees on copy-protected products on a per unit basis, licenses for its content protection technologies and certain software products.

Royalty Revenues

Royalty revenue from the replication of videocassettes, DVDs, and CDs and PPV products is recognized when realized or realizable and earned. The Company relies on royalty reports from customers and/or third parties as the basis for revenue recognition, provided there is persuasive evidence of an arrangement and that collection of a fixed and determinable fee is considered probable. In the Company’s DVD, videocassette and PPV product lines, the Company has established significant experience and relationships with certain customers to reasonably estimate current period volume for purposes of making an accurate revenue accrual. Accordingly, royalty revenue from these customers is recognized as earned. Revenue from other customers is recognized as reported until such time that the Company can establish a basis for making reasonable estimates, in which case revenue is recognized on an as-earned basis.

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

The Company continues to sell certain software products and solutions through its direct sales force. The Company recognizes revenue on continuing and discontinued software products in accordance with American Institute Certified Public Accountants (AICPA) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations remain; the fee is fixed or determinable; and collectibility is probable. Resellers are offered the limited right of return on packaged products under certain policies and programs. The Company estimates and records reserves for product returns as an offset to revenue. The Company considers arrangements with payment terms extending beyond six months not to be fixed or determinable and, accordingly, revenue is recognized as payments become due and payable from the customer under such arrangements. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectibility is not considered probable, revenue is recognized when the fee is collected from the customer.

Professional services revenues

The Company provides consulting and training services to its software customers. Revenue from such services is generally recognized as the services are performed, except in instances where services are included in an arrangement accounted for under SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Professional services revenues are included in services revenue in the accompanying statements of income.

Maintenance revenues

Maintenance agreements generally call for the Company to provide technical support and unspecified software updates to customers. Maintenance revenue is deferred and recognized ratably over the maintenance contract period (generally one year) and is included in services revenue in the accompanying statements of income.

Multiple element arrangements

The Company enters into certain revenue arrangements for which it is obligated to deliver multiple products and/or services (multiple elements). For these arrangements, which generally include software products, the Company allocates and defers revenue for the undelivered elements based on their vendor-specific objective evidence of fair value (VSOE). VSOE is the price charged when that element is sold separately. In situations where VSOE exists for all elements (delivered and undelivered), the Company allocates the total revenue to be earned under the arrangement among the various elements, based on their relative fair value. For transactions where VSOE exists only for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If VSOE does not exist for an undelivered service element, the Company recognizes the revenue from the arrangement as the services are delivered.

Cost of Revenues

License Fees

The Company has agreements with certain licensed duplicators, DVD replicators and DVD authoring facilities utilized by customers of the Company’s video copy protection technologies. The Company has agreed to pay these licensees on a specified fixed service fee or on a per unit basis when utilizing the Company’s copy protection technologies to help offset the cost of operating the Company’s copy protection equipment and reporting requirements of their contracts. Such amounts are charged to cost of revenues when incurred. Cost of revenues—license fees also includes outside legal costs of $1.4 million, $2.1 million, and $1.7 million in 2007, 2006, and 2005, respectively, associated with litigation to enforce the Company’s patents. Amortization of patents is also included in cost of revenues—license fees.

Amortization of Intangibles from Acquisitions

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption, the Company applied the provisions of FIN 48 to all income tax positions. The cumulative effect of applying the provisions of FIN 48 have been reported as an adjustment to the opening balance of additional paid-in-capital in the consolidated balance sheet as of the beginning of 2007. See Note 12.

Taxes Collected from Customers

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

Foreign Currency Translation and Transactions

The functional currency for the Company’s foreign subsidiaries is the applicable local currency. The translation of foreign currency denominated financial statements into United States Dollar is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenues and expense accounts using an average exchange rate for the respective periods. Adjustments resulting from such translation are included in comprehensive income. Gains or losses resulting from foreign currency transactions included in the consolidated statements of income were not material in any of the periods presented. The Company has entered into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on cash, receivables and payables denominated in a nonfunctional currency. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. The Company does not designate its foreign exchange forward contracts as accounting hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, adjusts these instruments to fair value through operations.

Business and Concentration of Credit Risk and Fair Value of Financial Instruments

The Company licenses its video copy protection, CD-ROM copy protection and electronic license management software to customers in the home videocassette, DVD, cable and satellite pay-per-view, corporate communication markets, multimedia software markets and business software markets primarily in the United States, Europe, Japan, and the Far East. In 2007, 2006, and 2005, 19%, 32%, and 38%, respectively, of the Company’s continuing revenue was attributed to the licensing of its video content protection technology through MPAA movie studios. Accordingly, the ability of the Company to grow its video copy protection operations has been dependent on MPAA movie studios’ continued success in the production and distribution of movies utilizing the Company’s technology. The Company also licenses its digital PPV video content protection technologies to satellite and cable television operators and to the equipment manufacturers that supply the satellite and cable television industries.

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

The Company performs ongoing credit evaluations of its customers as necessary. The Company had no customers that were equal to or greater than 10% of total net revenues for the years ended December 31, 2007, 2006 and 2005. As a percentage of net revenues from continuing operations, the Company had one customer that was equal to or greater than 10% for the year ended December 31, 2007, no such customers for 2006, and two such customers for 2005. As a percentage of accounts receivable from continuing operations, the Company had two customers that were equal to or greater than 10% as of December 31, 2007 and no such customers as of December 31, 2006.

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

	December 31,
	2007	2006	2005
	(In thousands)
Basic EPS—weighted average number of common shares outstanding	53,435	51,840	50,708
Effect of dilutive common equivalent shares	783	891	665

Diluted EPS—weighted average number of common shares and common share equivalents outstanding	54,218	52,731	51,373

The following weighted average potential common shares were excluded from the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,
	2007	2006	2005
	(In thousands)
Stock options (1)	2,141	5,208	5,291
Restricted stock (1)	—	2	—
Warrants (1)	7,955	2,964	—
Convertible senior notes (2)	8,486	3,162	—

Total weighted average potential common shares excluded from diluted net earnings per share	18,582	11,336	5,291

(1)

These employee stock options, restricted stock units, and warrants were excluded from the computation of diluted net earnings per share because their impact is anti-dilutive. In August 2006, in conjunction with the issuance of senior notes, the Company sold warrants to purchase up to 7.96 million shares of its common stock at a price of $32.9248 per share. The warrants expire on various dates from August 16, 2011 through the 104th scheduled trading day following August 16, 2011.

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

The Company amortizes acquired intangible assets with definite lives. Purchased technology and contracts are amortized over their useful lives, which are generally three to fifteen years.

In June 2007, the Company announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enables the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Prior to June 2007, the Company’s two segments were Entertainment Technologies and Software Technologies. The Company has allocated its goodwill from its previous segments to its current segments relative to each reporting unit’s fair value at October 1, 2007.

Effective October 1, 2007, the Company performed its annual impairment analyses of goodwill. Based on the results of the annual impairment analysis, the Company determined no indicators of impairment existed for its reporting units and no impairment charges were recorded for goodwill. By the end of the fourth quarter of 2007, the Company determined it was probable that it would divest the Software and Games reporting units. This triggered an additional test for impairment for the Software and Games reporting units. Based upon this analysis, the Company concluded there was an impairment of intangible assets related to the Games business and recorded an impairment charge of $4.7 million related to this business during the fourth quarter of 2007. Of the $4.7 million, $1.9 million relates to fixed assets and $2.8 million relates to identifiable intangibles. Based on the results of the second impairment analysis, the Company concluded that no indicators of impairment existed for Software. See Note 4.

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

Research and Development

Expenditures for research and development are expensed as incurred. The Company had no capitalized research and development costs as of December 31, 2007.

Advertising Expenses

The Company expenses all advertising costs as incurred and classifies these costs under sales and marketing expense.

(2) Financial Statement Details

Property and Equipment, Net (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$23,025	$36,106
Software under capital lease	1,347	2,182
Leasehold improvements	7,139	6,964
Furniture and fixtures	4,567	5,162

	36,078	50,414
Less accumulated depreciation and amortization	(26,067)	(28,596)

Property and equipment, net	$10,011	$21,818

Depreciation expense for our continuing operations for the years ended December 31, 2007, 2006, and 2005 were $5.2 million, $5.4 million, and $3.7 million, respectively.

Patents, Net (in thousands):

	December 31, 2007	December 31, 2006
Patents at cost	$20,011	$17,945
Accumulated amortization	(10,785)	(8,008)

Patents, net	$9,226	$9,937

Patent amortization for the years ended December 31, 2007, 2006, and 2005 were $2.3 million, $2.1 million, and $1.8 million, respectively.

Accrued Expenses (in thousands):

	December 31,
	2007	2006
Accrued compensation	$19,245	$18,298
Legal settlement payable	7,000	—
Income taxes payable	1,355	37,632
Restructuring	1,434	43
Interest payable on senior notes	2,363	2,363
Other accrued liabilities	11,071	13,369

Accrued expenses	$42,468	$71,705

Interest Income and Other, Net (in thousands):

	Year ended December 31,
	2007	2006	2005
Interest income	$21,134	$12,200	$5,759
Foreign currency gains (losses)	2,029	161	(370)
Other (expense) income	36	(274)	76

Interest income and other, net	$23,199	$12,087	$5,465

Allowance for Doubtful Accounts (in thousands):

Total Company

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2007	$1,433	$918	$1,570	$781
2006	$3,715	$246	$2,528	$1,433
2005	$2,705	$1,615	$605	$3,715

Continuing Operations

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2007	$974	$469	$996	$447
2006	$2,976	$128	$2,130	$974
2005	$2,215	$761	$—	$2,976

(3) Business Combinations and Asset Purchases

All Media Guide Holdings, Inc.

In December, 2007, the Company acquired All Media Guide Holdings, Inc. (“AMG”), a privately-held company based in Michigan, for a total of $82.3 million of purchase consideration, in a taxable transaction. AMG is one of the world’s largest providers of information databases and metadata for entertainment products (music, movies, and games) as well as solutions that support the recognition, discovery and management of digital media.

The acquisition of AMG extends Macrovision’s solutions for the enhancement and distribution of digital content by making it easier for consumers to discover, purchase, interact with and play back digital media assets. Macrovision and AMG’s combined solutions offer consumer electronics device manufacturers the ability to better manage media while putting information about millions of movies, videos and songs within the easy reach of consumers. AMG’s comprehensive data is also intended to strongly appeal to Macrovision video content customers, which include Hollywood studios. AMG’s content enables those customers to more easily monetize digital media by making content identification, navigation, recommendation and enjoyment simpler for consumers. AMG’s results have been included in the Company’s Distribution and Commerce segments since December 14, 2007.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of December 14, 2007
Cash and cash equivalents	$43
Accounts receivable	2,683
Other assets	993

Total tangible assets acquired	3,719

Accounts payable & accrued liabilities	(1,752)

Total liabilities assumed	(1,752)

Net assets acquired	$1,967

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of AMG (in thousands):

Cash paid	$82,323
Net assets acquired	(1,967)

Total goodwill and intangible assets acquired	$80,356

Intangible Assets	Amount	Amortization Period in Years
Content Database	$25,565	7
Acquired Technology	5,847	5
Customer Relationships	2,552	9
Trade Name	4,046	10
Goodwill	42,346	Not Applicable

Total	$80,356

The weighted average amortization period for amortizable AMG intangible assets is 7.2 years.

The amortization schedule for AMG intangibles is as follows (in thousands):

Year ending:	$
2008	$5,510
2009	5,510
2010	5,510
2011	5,510
2012 and thereafter	15,719

Total	$37,759

Blu-ray/SPDC

In November 2007, the Company acquired a certain business unit of a San Francisco-based R&D organization focused on solving complex digital security problems, in a taxable transaction, for $45.2 million in cash, including acquisition costs, plus warrants exercisable for 0.9 million shares of Macrovision stock valued at $8.4 million. As of December 31, 2007, these warrants had not been issued to the seller and, therefore, have not been included as an anti-dilutive potential common share equivalent in Note 1. In addition to these warrants, the Company may be required to issue additional warrants with an estimated value of $10 million, upon the achievement of certain milestones by December 31, 2008. Macrovision now owns the SPDC™ (Self-Protecting Digital Content) technology, which formed the basis of BD+, a key element of Blu-ray’s content security platform. The technology will complement Macrovision’s existing ACP and Ripguard video security solutions. Blu-ray/SPDC’s results have been included in the Company’s Entertainment segment since November 17, 2007.

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of the SPDC technology from CRI (in thousands):

Intangible Assets	Amount	Amortization Period in Years
Core Technology	$17,806	15
Existing Technology	2,396	5
Customer Relationships	2,102	10
Transition Services	809	1
Goodwill	30,517	Not Applicable

Total	$53,630

The weighted average amortization period for amortizable SPDC intangible assets is 13.0 years.

The amortization schedule for SPDC intangibles is as follows (in thousands):

Year ending:	$
2008	$2,598
2009	1,876
2010	1,876
2011	1,876
2012 and thereafter	14,598

Total	$22,824

Mediabolic

Effective on January 1, 2007, in a non-taxable transaction the Company acquired Mediabolic, Inc. (“Mediabolic”), a privately held company based in San Mateo, California, for $43.6 million of cash consideration, of which $40.2 million was paid in 2006 and $3.4 million was paid in 2007. Mediabolic is a provider of software solutions for connected consumer electronics devices, such as televisions, set-top boxes and digital video recorders. The acquisition of Mediabolic extends the Company’s capabilities in the delivery and enhancement of digital content to a wide variety of connected consumer electronics devices for the digital home. Mediabolic’s results have been included in the Company’s Embedded Solutions segment. The consolidated financial statements include the results of operations of Mediabolic since January 1, 2007, the effective date of the acquisition.

The following is a summary of the estimated fair values of the tangible assets acquired and liabilities assumed at the date of the acquisition (in thousands):

As of January 1, 2007
Cash and cash equivalents	$2,005
Accounts receivable	35
Deferred tax assets	6,507
Other assets	590

Total tangible assets acquired	9,137

Accounts payable & accrued liabilities	(1,312)
Deferred tax liabilities	(3,738)
Deferred revenue	(1,341)

Total liabilities assumed	(6,391)

Net assets acquired	$2,746

The following is a summary of goodwill and identifiable intangible assets acquired in the acquisition of Mediabolic (in thousands):

Cash paid	$43,638
Net assets acquired	(2,746)

Total goodwill and intangible assets acquired	$40,892

Intangible Assets	Amount	Amortization Period in Years
Existing technology	$6,996	4
Core technology	1,011	3
Customer Relationships	979	5
Covenant Not to compete	358	1
Goodwill	31,548	Not Applicable

Total	$40,892

The weighted average amortization period for amortizable Mediabolic intangible assets is 3.9 years.

The amortization schedule for Mediabolic intangibles is as follows (in thousands):

Year ending:	$
2008	$2,282
2009	2,282
2010	1,945
2011	195

Total	$6,704

For all of the purchase business combinations discussed above, the results of operations prior to the acquisition date were not material in relation to those of the Company for any of the periods presented herein, and therefore pro forma information is not presented.

(4) Discontinued Operations and Assets Held for Sale

As of the fourth quarter of 2007, as a result of the pending Gemstar acquisition and a full review of its portfolio of businesses, the Company determined it was probable that it would divest its software and games businesses (hereafter referred to as “Software” and “Games”, respectively), which have been determined to be outside of its core strategies. The divestiture of the Software and Games businesses allow the Company to offer a more focused and integrated set of technology solutions for its customers. In previous periods, the Company’s Software and Games businesses were included in its Software segment and Distribution and Commerce segment, respectively.

Software

In February 2008, the Company entered into an agreement to sell the Software business for approximately $200 million cash in a transaction expected to close on or before April 1, 2008. As of December 31, 2007, the Software business qualified as a discontinued operation component of the Company under SFAS No. 144. As a result, the results of operations of the Software business and reportable segment have been classified as discontinued operations. The Company has also reclassified Software’s assets and liabilities held for sale on the consolidated balance sheet as of December 31, 2007. In addition, the Company has excluded the cash flow activity from the Software business from the statements of cash flows. All prior period information has been reclassified to reflect this presentation on the statements of income and cash flows.

The assets and liabilities attributable to the Software business held for sale consist of the following (in thousands):

Year Ended December 31, 2007
Accounts receivable, net	$25,361
Property and equipment, net	1,735
Other assets	1,104
Intangibles	7,634
Goodwill	39,355
Other non-current assets	156
Deferred revenue	(27,959)

Total net assets held for sale	$47,386

The results of operations of the Company’s discontinued Software business consists of the following (in thousands):

	For the years ended December 31
Software	2007	2006	2005
Net revenue	$112,914	$115,746	$100,554
Software operating income (1)	$43,707	$41,153	$32,624
Operating income from discontinued operations (2)	$11,701	$19,323	$13,647
Income from discontinued operations, net of tax	$11,583	$20,736	$8,591

(1)	Software operating income does not include certain operating expenses, which the Company manages separately at the corporate level.
(2)	Software operating income from discontinued operations in 2007 included $8.3 million of restructuring and asset impairment charges and $7.0 million in legal settlement charges and $7.0 million in legal settlement charges.

The Company evaluated the potential impairment of both the intangible assets and goodwill related to the Software business in accordance SFAS No. 144 and 142 as part of its annual goodwill impairment analysis on October 1, 2007 and again at the end of the fourth quarter when the Company determined it was probable that we would dispose of Software. Based on the results of these impairment analyses, the Company concluded that no indicators of impairment existed for the Software business.

Games

In February 2008, the Company entered into an agreement whereby it will sell the Games business for $4 million cash in a transaction expected to close on or before April 1, 2008. As of December 31, 2007, the Games business qualified as a discontinued operation component of the Company under SFAS No. 144. As a result, the Games business is no longer included in the Distribution and Commerce reportable segment and the results of operations for this business have been classified as discontinued operations. The Company has also reclassified Games’ assets held for sale on the consolidated balance sheet as of December 31, 2007. In addition, the Company has excluded the cash flow activity from the Games business from the statements of cash flows. All prior period information has been reclassified to reflect this presentation on the statements of income and cash flows.

The Company evaluated the potential impairment of both the intangible assets and goodwill related to the Games business in accordance SFAS No. 144 and 142. Based upon this analysis, the Company concluded that there was an impairment of intangible assets related to the Games business and recorded an impairment charge of $4.7 million related to this business during the fourth quarter of 2007. Of the $4.7 million, $1.9 million relates to fixed assets and $2.8 million relates to identifiable intangibles.

The assets attributable to the Games business have been reclassified in the Consolidated Balance Sheet as assets held for sale and consist of the following (in thousands):

Year Ended December 31, 2007
Property and equipment, net	$702
Identifiable Intangibles	999
Goodwill	2,457

Total assets held for sale	$4,158

The results of operations of the Company’s discontinued Games business consist of the following (in thousands):

	For the years ended December 31
	2007	2006	2005
Games
Net revenue	$9,177	$10,516	$6,328
Games operating loss (3)	$(14,538)	$(6,372)	$(564)
Operating loss from discontinued operations (4)	$(33,215)	$(14,194)	$(4,995)
Loss from discontinued operations, net of tax	$(24,215)	$(16,466)	$(2,068)

(3)	Games operating loss does not include certain operating expenses, which the Company manages separately at the corporate level.
(4)	Games operating loss from discontinued operations in 2007 included $13.2 million of restructuring and asset impairment charges.

(5) Goodwill and Other Intangibles from Acquisitions

The Company assesses goodwill and indefinite-lived intangible assets for impairment annually as of October 1, or more frequently if circumstances indicate impairment may have occurred. To accomplish this, the Company determined the fair value of each reporting unit based on discounted expected cash flows and compared it to the carrying amount of the reporting unit at the balance sheet date. There were no impairment charges related to continuing operations for any of the reported periods since the value of each reporting unit exceeded the carrying amount. As discussed in Note 4, the Company recorded a fixed asset impairment charge of $1.9 million and an identifiable intangible asset impairment charge of $2.8 million during the fourth quarter of 2007.

In June 2007, the Company announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enabled the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Prior to June 2007, the Company’s two segments were Entertainment Technologies and Software Technologies.

Goodwill information is as follows for continuing operations (in thousands):

(in thousands)	Balance at December 31, 2006	Business Reorganization	Goodwill Acquired	Assets Held for Sale	Foreign Currency Translation	Balance at December 31, 2007
Embedded Solutions	$—	$55,945	$31,548	$—	$—	$87,493
Entertainment	10,852	22,481	30,517	—	212	64,062
Software	68,117	(29,111)	—	(39,355)	349	—
Distribution and Commerce	57,080	(49,315)	42,346	(2,457)	—	47,654

	$136,049	$—	$104,411	$(41,812)	$561	$199,209

(in thousands)	Balance at December 31, 2005	Goodwill Acquired	Purchase Price Adjustments	Foreign Currency Translation	Balance at December 31, 2006
Embedded Solutions	$—	$—	$—	$—	$—
Entertainment	9,549	—	—	1,233	10,852
Software	67,150	—	(1,197)	2,249	68,117
Distribution and Commerce	30,629	29,670	(3,235)	—	57,080

	$107,328	$29,670	$(4,432)	$3,482	$136,049

The following tables summarize the Company’s intangible assets from acquisitions for its continuing operations subject to amortization as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Acquired technology	$65,308	$(6,143)	$59,165
Existing contracts	10,740	(4,359)	6,381
Patents and trademarks	6,453	(2,425)	4,028

	$82,501	$(12,927)	$69,574

	December 31, 2006
	Gross Costs	Accumulated Amortization	Net
Amortized intangibles:
Acquired technology	$45,039	$(28,956)	$16,083
Existing contracts	13,725	(9,231)	4,494
Patents and trademarks	9,663	(4,872)	4,791

	$68,427	$(43,059)	$25,368

The following table summarizes the Company’s estimated amortization expense through the year 2012 and thereafter (in thousands):

Amortization Expense
Year ending
2008	$12,119
2009	10,191
2010	9,379
2011	7,582
2012 and thereafter	30,303

Total amortization expense	$69,574

(6) Convertible Notes

In August 2006, the Company issued and sold, in a private offering, $240.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due 2011 (the “Notes”) at par. The Notes may be converted, under certain circumstances described below, based on an initial conversion rate of 35.3571 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $28.28 per share). The proceeds to the Company from the offering of the Notes, net of issuance costs, were $232.8 million. The fair value of Convertible Notes on December 31, 2007 was $227 million.

Prior to June 15, 2011, holders may convert their notes into cash and the Company’s common stock, at the applicable conversion rate, under any of the following circumstances: 1) during any fiscal quarter after the calendar quarter ending September 30, 2006, if the last reported sale price of the Company’s common stock for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 120% of the applicable conversion price in effect on the last trading day of the immediately preceding fiscal quarter; 2) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such day; or 3) upon the occurrence of specified corporate transactions, as defined in the indenture. On December 6, 2007, the Company entered into an Agreement and Plan of Mergers to acquire Gemstar-TV Guide (See Note 16). Should the merger be consummated, the merger will not be an occurrence of a specified corporate transaction which provides holders the right to convert their notes. On and after June 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date of August 15, 2011, holders may convert their notes into cash and shares of the Company’s common stock, if any, at the applicable conversion rate, at any time, regardless of the foregoing circumstances.

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

(7) Strategic Investments

As of December 31, 2007 and December 31, 2006, the adjusted cost of the Company’s strategic investments totaled $17.8 million and $22.7 million, respectively. The Company’s strategic investments include public and non-public companies. In 2006, the Company invested $5.0 million in a privately-held digital watermarking company for strategic purposes. During year ended December 31, 2007, the Company recorded a $5.0 million charge for other-than-temporary impairment losses related to such investment. As of December 31, 2007, the adjusted cost of the Company’s strategic investments consisted of its investment in Digimarc, a publicly traded company. The Company holds investments in other privately held companies, which had no carrying value as of December 31, 2007. The investment in Digimarc has been classified on the balance sheet as “Long-term marketable investment securities” at December 31, 2007 and 2006. The investment in the privately-held technology company was recorded on the balance sheet in “Prepaid expenses and other current assets” as of December 31, 2006.

There were no impairment charges related to the Company’s strategic investments during the year ended December 31, 2006. During the year ended December 31, 2005, the Company recorded other-than temporary impairment losses of $5.8 million on its investment in Digimarc.

(8) Restructuring and Asset Impairment Charges

During fiscal year 2007, the Company’s board of directors approved several restructuring actions and an organizational realignment program. In addition, the Company also discontinued its Hawkeye anti-piracy service. In connection with these actions, the Company recognized a total of $19.1 million in restructuring and asset impairment charges, of which $4.5 million relates to continuing operations. The continuing operations amount consists of $2.5 million in workforce reduction costs, $1.1 million in contract terminations, $0.5 million in asset impairment charges, and $0.4 million in abandonment of certain leased facilities. All affected employees were notified of their termination prior to December 31, 2007.

Workforce reduction costs consist of severance and related benefits in connection with the restructuring actions, the organizational realignment program and the discontinuation of the Hawkeye anti-piracy service. All affected employees were notified of their termination prior to December 31, 2007.

Contract terminations were related to the cancellation of certain service contracts in connection with the data center restructuring program and the discontinuation of the Hawkeye anti-piracy service.

Asset impairment charges were related to asset losses in connection with the data center restructuring and the discontinuation of the Hawkeye anti-piracy service in Q4.

The charge for the abandonment of leased facilities is related to the New York office space that was vacated in connection with one of the restructuring programs.

A summary of the restructuring and asset impairment amounts included in the Company’s consolidated statements of income and the restructuring accrual activity for the year ended December 31, 2007 follows (in thousands):

	Termination Benefits	Contract Terminations	Abandonment of Facilities	Asset Impairment	Total
Charges and activity—continuing operations:
Balance of accrual at January 1, 2007	$—	$—	$—	$—	$—
Charged during the year to continuing operations	2,573	1,100	371	502	4,546
Asset impairments charged to continuing operations	—	—	—	(502)	(502)
Non-cash equity-based compensation	(321)	—	—	—	(321)
Cash payments	(2,151)	(302)	(239)	—	(2,692)

Accrual Balance as of December 31, 2007—continuing operations	101	798	132	—	1,031
Accrual balance as of December 31, 2007—discontinued operations	6	397	—	—	403

Accrual Balance as of December 31, 2007	$107	$1,195	$132	$—	$1,434

The Company has accounted for its restructuring charges and accruals in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and its asset impairment charges in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As of December 31, 2007, the amounts remaining in the reserves are expected to be paid by the end of fiscal year 2008.

(9) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It.requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for the Company for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. Since the Company does not have any noncontrolling interests in any subsidiaries, the Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The fundamental requirements of using the acquisition method of accounting (which SFAS 141 called the purchase method) for all business combinations, identifying an acquirer for each business combination, and identifying and recognizing intangible assets separately from goodwill remain unchanged by the standard. The new requirements of the standard include: recognizing assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date; recognizing the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree in a step acquisition at the full amounts of their fair values; recognizing acquisition-related and restructuring costs separately from the acquisition itself; recognizing contingent consideration at the acquisition date, measured at its fair value on that date; and recognizing a gain by the acquirer when total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is effective for the Company for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that SFAS 141(R) will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of January 1, 2008. However, in February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

(10) Equity-based Compensation

Stock Options

Currently, the Company grants options from the 2000 Equity Incentive Plan (“2000 Plan”) and the 1996 Directors Stock Option Plan (the “Directors Plan”). The 2000 Equity Incentive Plan succeeded the 1996 Equity Incentive Plan (“1996 Plan”) in August 2000.

As of December 31, 2007, the Company had 18.6 million shares reserved and 4.1 million shares remained available for issuance under the 2000 Plan and 1996 Plan. The 2000 Plan provides for the grant of stock options, stock appreciation rights, and restricted stock awards by the Company to employees, officers, directors, consultants, independent contractors, and advisers of the Company. The 2000 Plan permits the grant of either incentive or nonqualified stock options at the then current market price. Option vesting periods are generally three years under the 2000 Plan where one-sixth vests in the first year, one-third vests in the second year and one-half vests in the third year. Option grants have contractual terms ranging from five to ten years. In 2006, the Company’s stockholders approved the amendment of the 2000 Plan to increase the number of shares reserved for issuance by 5.0 million shares.

As of December 31, 2007, the Company had 1.0 million shares reserved under the Directors Plan and 0.2 million shares remained available for issuance. The Directors Plan provides for the grant of stock options to non-employee directors of the Company. The Directors Plan permits the grant of nonqualified stock options at the then current market price. Option vesting periods are generally one year under the Directors Plan. Option grants have terms ranging from five to ten years.

The Company recorded a total of $10.0 million and $16.2 million of compensation expense relative to stock options during the years ended December 31, 2007 and 2006, respectively. Of these amounts, $6.0 million and $9.5 million, respectively, relate to continuing operations for the years ended December 31, 2007 and 2006.

Restricted Stock

In November 2005, the Company’s compensation committee of the board of directors approved the issuance of 340,975 shares of restricted stock, at an intrinsic value of $15.61 per share, to certain executives and key employees under the 2000 Plan. In 2006, the Company’s compensation committee of the board of directors approved the issuance of 527,950 shares of restricted stock at a weighted average intrinsic value of $21.50 per share to certain executives and key employees under the 2000 Plan. In 2007, 157,499 shares vested and 185,252 shares were forfeited. In 2006, 66,270 shares vested and 129,875 shares were forfeited. As of December 31, 2007, 1.2 million unvested restricted shares are outstanding. Restricted stock generally vests over four years.

The Company recorded a total of $3.3 million and $3.2 million of compensation expense relative to restricted stock during the years ended December 31, 2007 and 2006, respectively. Of these amounts, $2.9 million and $2.3 million, respectively, relate to continuing operations for the years ended December 31, 2007 and 2006.

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

As of December 31, 2007, the Company had reserved 4.3 million shares of common stock for issuance under the ESPP and 2.2 million shares remained available for future issuance.

The Company recorded $2.0 million and $2.9 million of compensation expense relative to the ESPP during the years ended December 31, 2007 and 2006, respectively. Of these amounts, $1.3 million and $1.7 million, respectively, relate to continuing operations for the years ended December 31, 2007 and 2006, respectively.

The following tables summarize the amounts of stock-based compensation included in our operating expenses, by category:

	For the Years Ended December 31
	2007	2006	2005
Stock-based compensation expense—continuing operations:
Cost of revenues	$415	$772	$10
Research and development	1,297	2,568	10
Selling and marketing	1,499	3,434	101
General and administrative	6,965	6,706	40

Total stock-based compensation expense—continuing operations	$10,176	$13,480	$161

The following table sets forth the pro forma amounts of net income and net income per share, for the years ended December 31, 2005 that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS 123 (amounts in thousands except share data):

Year Ended December 31, 2005
Net income, as reported	$22,115
Add equity-based employee compensation expense included in reported net income, net of tax	134
Less total equity-based employee compensation expenses determined under fair-value-based method for all rewards, net of tax	(11,841)

Net income, pro forma	$10,408

Basic net earnings per share
As reported	$0.44
Adjusted pro forma	$0.21
Diluted net earnings per share
As reported	$0.43
Adjusted pro forma	$0.20

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

The assumptions used to value equity-based payments are as follows:

	Year ended December 31,
	2007	2006	2005
Option Plans:
Dividends	None	None	None
Expected term	3.1 years	3.3 years	2.4 years
Risk free interest rate	4.5%	4.8%	3.9%
Volatility rate	37.3%	40.4%	56.6%

ESPP Plan:
Dividends	None	None	None
Expected term	1.3 years	1.3 years	1.4 years
Risk free interest rate	4.9%	4.7%	3.7%
Volatility rate	35.4%	40.8%	57.9%

Prior to the adoption of SFAS 123(R), tax benefits resulting from the exercise of stock options and disqualifying dispositions were presented as operating cash flows on the Company’s consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, which has been calculated using the “long-haul” method, to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. However, total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2007, $60.0 million was paid to the Company for options exercised without any recorded associated excess tax benefits. As of December 31, 2007, there was $6.2 million of unrecognized excess tax benefit associated with these option exercises. During the year ended December 31, 2006, $33.8 million was paid to the Company for options exercised with an associated excess tax benefit of $0.8 million.

As of December 31, 2007, there was $29.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested equity-based payments granted to employees. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and is expected to be recognized over a weighted average period of 1.5 years.

Activity under the Company’s stock option plans are as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	7,800,818	$22.23
Granted	3,827,350	$20.55
Canceled	(1,823,090)	$12.90
Exercised	(511,554)	$24.29

Outstanding at December 31, 2005	9,293,524	$20.89
Granted	1,907,351	$20.90
Canceled	(1,627,525)	$24.70
Exercised	(1,890,915)	$17.85

Outstanding at December 31, 2006	7,682,435	$21.78
Granted	1,073,959	$26.39
Canceled	(1,259,670)	$27.00
Exercised	(3,081,440)	$19.46

Outstanding at December 31, 2007	4,415,284	$23.03	3.1	$2,018

Vested and expected to vest at December 31, 2007	4,120,408	$22.96	3.1	$1,970

Exercisable at December 31, 2007	2,158,114	$23.17	2.6	$1,377

The weighted average fair value of options granted during the years ended December 31, 2007, 2006, 2005 was $8.23, $7.21, and $7.49, respectively. The weighted average grant date fair value of an employee purchase share right granted during the years ended December 31, 2007, 2006, and 2005 was $6.19, $4.80, and $9.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $23.7 million, $11.4 million, and $3.6 million, respectively.

(11) Stock Repurchase Program

In May 2002, the Board of Directors authorized a stock repurchase program, which allowed the Company to purchase up to 5.0 million shares in the open market from time-to-time at prevailing market prices, through block trades or otherwise, or in negotiated transactions off the market, at the discretion of Company management. In 2002, the Company repurchased 3.0 million shares of common stock under this program, which was recorded as treasury stock and resulted in a reduction of stockholders’ equity. Effective August 2006, when this repurchase program was subsumed by the August 2006 program, there were no shares remaining for repurchase under the May 2002 program.

In August 2006, the Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock, which subsumed the aforementioned stock repurchase program. In the year ended December 31, 2006, the Company repurchased approximately 2.3 million shares of common stock for $50.0 million. In August and September 2007, the Company repurchased the remaining $50.0 million authorized under the program, or approximately 2.1 million shares of common stock. These repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. As of December 31, 2007, there were no shares remaining for repurchase under the August 2006 program.

As of December 31, 2007 and 2006, treasury stock consisted of 7.4 million shares and 5.3 million shares, respectively, of common stock that had been repurchased under the May 2002 and August 2006 programs, with a cost basis of approximately $138.4 million and $88.4 million, respectively.

In September 2007, the Board of Directors authorized a stock repurchase program, which allows the Company to purchase up to $60.0 million of the Company’s common stock in the open market from time to time at prevailing market prices or otherwise, as conditions warrant. As of December 31, 2007, no shares of common stock have been repurchased under this program.

(12) Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Domestic income	$4,454	$(10,044)	$(3,311)
Foreign income	54,315	48,154	36,626

Income before provision for income taxes	$58,769	$38,110	$33,315

Income tax expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$16,323	$11,899	$14,655
State	(138)	(404)	932
Foreign	3,694	3,338	3,082

Total current	19,879	14,833	18,669

Deferred:
Federal	(4,133)	(4,839)	(557)
State	(1,109)	(657)	(389)

Total deferred tax benefit	(5,242)	(5,496)	(946)
Total tax expense from continuing operations	$14,637	$9,337	$17,723

Total tax (benefit) expense from discontinued operations	$(8,882)	$925	$1,765

Income tax expense for the years ended December 31, 2007, 2006, and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Federal tax statutory rate	$20,569	$13,339	$11,660
State taxes, net of federal benefit	(811)	(691)	353
Tax credits	(1,315)	(948)	—
Tax impact on foreign operations and transfer pricing, net	(2,025)	(880)	4,175
Exempt interest	(2,393)	(2,244)	(1,006)
Book compensation under SFAS 123(R)	475	1,300	—
Foreign earnings repatriation under the American Jobs Creation Act of 2004 (federal and state)		—	2,309
Change in valuation allowance	—	—	307
Others	137	(539)	(75)

Total tax expense	$14,637	$9,337	$17,723

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accruals, reserves and others	$1,468	$1,585
Deferred financing costs	13,971	—
Intangible assets	6,007	5,692
Impairment losses on investments	16,331	11,533
Capital loss carryforward	3,770	3,696
Equity-based compensation	5,769	4,382
Credits	4,297	2,351
Others	8,772	563
Net operating loss carryforwards	13,904	6,996

Gross deferred tax assets	74,289	36,798
Valuation allowance	(3,648)	(3,648)

Total deferred tax assets	70,641	33,150
Deferred tax liabilities:
Patents	(1,801)	(2,431)
Undistributed foreign earnings	(3,900)	—
Others	(2,527)	(1,989)

Total deferred tax liabilities	(8,228)	(4,420)

Net deferred tax assets	$62,413	$28,730

As of December 31, 2007, the Company had a valuation allowance of $3.6 million for capital loss carryforwards due to uncertainty regarding its ability to recognize these deferred tax assets.

As of December 31, 2007, the Company had federal tax loss carryforwards of approximately $56.4 million, of which $14.3 million related to stock option deductions and are not included in deferred tax assets. The federal loss carryforwards will expire in 2012 through 2027. The Company has state net operating loss carryforwards of approximately $37.3 million as of December 31, 2007, of which $8.9 million are related to stock option deductions and are not included in deferred tax assets. The state loss carryforwards will expire in 2008—2017. Utilization of state and federal net operating loss carryforwards may be subject to limitations due to ownership changes.

As disclosed in Note 1, the Company adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2007, the Company had gross tax-affected unrecognized tax benefits of $45.2 million of which $43.0 million, if recognized, would impact the effective tax rate, while the remaining amount would impact additional-paid-in-capital. During the year ended December 31, 2007 the Company recorded interest related to unrecognized tax benefits of approximately $3.8 million. Total accrued interest at December 31, 2007 was $11.9 million. Interest and penalties are classified in income tax expense. In addition, consistent with the provision of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $37.6 million of income tax liabilities from current to long term liabilities because payment of cash is not anticipated within one year of the balance sheet date. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$37,940
Additions for tax positions related to the current year	4,984
Additions for tax provisions of prior years	2,241

Balance as of December 31, 2007	$45,165

The Company’s federal tax returns for 2003 and 2004 are under examination by the Internal Revenue Service and the income tax returns of its subsidiary in Japan are under examination for the 2004 – 2006 tax years. The Company believes that adequate amounts of tax reserves have been provided for such years based on currently available information.

The Company has not provided U.S. Federal or state taxes on approximately $32.2 million of undistributed earnings of non-U.S. subsidiaries as such earnings are considered to be permanently reinvested outside the U.S.

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

(13) Segment and Geographic Information

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

In June 2007, the Company announced an organizational structure change which included the creation of four new segments: Embedded Solutions, Entertainment, Software and Distribution and Commerce. The organizational realignment enabled the Company to increase its focus on long-term growth, market opportunities and meeting customer needs. Prior to June 2007, the Company’s two segments were Entertainment Technologies and Software Technologies.

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

The Software segment focuses on independent software vendors and enterprise IT departments with solutions including the FLEXnet suite of electronic license management, electronic license delivery, and software asset management products; Installer Products; and Admin Studio. Prior to June 2007, these products were part of the Software Technologies segment.

The Distribution and Commerce segment focuses on serving the digital distribution and managed content requirements of providers of digital goods. The Distribution and Commerce unit includes solutions targeted at digital distribution services for games and other content areas, as well as the Company’s RightAccess and RightCommerce solutions.

As of the fourth quarter of 2007, as a result of the pending Gemstar acquisition and a full review of its portfolio of businesses, the Company determined it was probable that it would divest Software and Games, which have been determined to be outside of its core strategies. The divestiture of the Software and Games businesses allows the Company to offer a more focused and integrated set of technology solutions for its customers. In previous periods, the Company’s Software and Games businesses were included in its Software segment and Distribution and Commerce segment, respectively. As a result, the results of operations of the Software and Games businesses have been classified as discontinued operations. Segment information is presented based upon the Company’s management organization structure, in place beginning June 5, 2007 for its continuing operations and has restated prior periods’ segment data to conform to the current presentation.

The accounting policies of the reportable segments are the same as those described in Note 1—The Company and Summary of Significant Accounting Policies. With the exception of goodwill, the Company does not identify or allocate its assets by operating segment. See Note 5—Goodwill and Other Intangibles from Acquisitions for the allocation of goodwill by reportable segment.

Information regarding the Company’s segments for its continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

Segment Revenue:

	Year ended December 31,
	2007	2006	2005
Embedded Solutions	$93,816	$46,264	$32,140
Entertainment	50,227	65,039	64,031
Distribution and Commerce	11,642	10,025	177

Total	$155,685	$121,328	$96,348

Segment operating income:

Segment operating income is based on the segment’s revenue less the respective segment’s cost of revenues, selling and marketing, and research and development expenses. Operating results for each segment is further reconciled to operating income from continuing operations (in thousands):

	Year ended December 31,
	2007	2006	2005
Embedded Solutions	$77,445	$42,495	$31,905
Entertainment Technologies	33,247	36,245	46,215
Distribution and Commerce	(6,011)	391	242

Segment income	104,681	79,131	78,362
Unallocated costs	(51,963)	(50,213)	(43,660)
Restructuring and other charges	(4,546)	—	(1,030)
Impairment losses on strategic investments	(5,000)	—	(5,822)
Interest and other income, net	15,597	9,192	5,465

Income from continuing operations, before income taxes	$58,769	$38,110	$33,315

Information on Revenue by Geographic Areas:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
United States	$70,886	$52,690	$42,449
International	84,799	68,638	53,899

Total Revenue	$155,685	$121,328	$96,348

Geographic area information is based upon country of destination for products shipped and country of contract holder for royalties and license fees.

Information on Long Lived Assets by Geographic Areas:

	December 31, 2007	December 31, 2006
	(in thousands)
United States
Property and Equipment, net	$7,255	$17,720
Patents, net	5,192	5,093
Goodwill, net	158,469	95,110
Intangibles from Acquisitions, net	58,985	19,729

Total United States	229,901	137,652

International
Property and Equipment, net	2,756	4,098
Patents, net	4,034	4,844
Goodwill, net	40,740	40,939
Intangibles from Acquisitions, net	10,588	5,639

Total International	58,118	55,520

Total Long Lived Assets	$288,019	$193,172

(14) Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain equipment pursuant to noncancelable operating lease agreements expiring through 2017. The Company’s corporate headquarters are located in Santa Clara, California and such leases expire in January 2017. The Company also leases office space, including those located in Illinois, New York, the United Kingdom and Japan, which expire at various dates from 2009 through 2016. The Company has recorded rent expense on a straight-line basis based on contractual lease payments. Allowances from lessors for tenant improvements have been included in the straight-line rent expense for applicable locations. Tenant improvements are capitalized and depreciated over the remaining life of the applicable lease. The Company also leases certain computer software under a capital lease agreement which expires on March 1, 2009. The current and long-term portions of the capital lease have been recorded in “Accrued expenses” and “Other non current liabilities,” respectively, on the consolidated balance sheet as of December 31, 2007 and 2006. Amortization of assets recorded under the capital lease is included in depreciation expense.

Future minimum lease payments pursuant to these leases as of December 31, 2007 were as follows (in thousands):

	Operating Leases	Capital Lease
2008	$6,999	$1,566
2009	6,511	406
2010	6,598	—
2011	6,290	—
2012 and thereafter	18,353

Total minimum lease payments	$44,751	$1,972

Less: Amounts representing interest		(84)

Present value of minimum lease payments		1,888
Less: current portion of obligations under capital leases		(1,488)

Long-term portion of obligations under capital leases		$400

Rent expense was $5.6 million, $5.1 million, and $4.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has $45.2 million of gross unrecognized tax benefits as of December 31, 2007 classified under non-current liabilities.

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

Restricted Cash and Investments

For one product, the Company offered a maximum indemnity of $12.0 million to a collective group of customers under current contracts. Funds totaling $12.0 million were segregated from the rest of the Company’s cash and investments and was restricted to use for customer claims under such indemnification provisions. As of December 31, 2007, the Company terminated its contracts with such customers, thereby releasing its restricted fund obligations.

Legal Proceedings

The Company has not been required to pay a penalty to the Internal Revenue Service (“IRS”) for failing to make disclosures required with respect to any transaction that has been identified by the IRS as abusive or that has a significant tax avoidance purpose.

An arbitration action has been filed by a customer against the Company seeking indemnity for third-party claims of intellectual property infringement. The Company believes that it has meritorious defenses to the asserted claims and intends to defend itself vigorously.

The Company is involved in legal proceedings related to some of our intellectual property rights.

InstallShield Software Corporation Liquidating Trust vs. Macrovision

On October 27, 2005, the Company received notice of an arbitration proceeding filed by InstallShield Software Corporation Liquidating Trust (the “Trust.”) The Trust has demanded arbitration of certain disputes between the Trust and Macrovision pursuant to the Asset Purchase Agreement dated June 16, 2004 by and among InstallShield Software Corporation, Macrovision Corporation, Macrovision Europe Limited, and Macrovision International Holding L.P. (the “Agreement”). Under the Agreement, the Company could have been required to make an additional contingent payment of up to $20 million based on post-acquisition revenue performance through June 30, 2005. Based upon the revenue results through June 30, 2005, the Company concluded that no additional payment was required under the terms of the Agreement. The Trust alleged that the post-acquisition revenue performance targets were not reached due to our conduct in violation of the Agreement, and therefore sought an amount exceeding $20 million inclusive of attorneys’ fees and interest. In February 2008, the Company resolved this matter and paid a settlement amount of $7.0 million. During the fourth quarter of 2007, the Company recorded a $7.0 million charge to its results of discontinued operations to accrue for the settlement of this matter.

As of December 31, 2007, for all the abovementioned matters, it was not possible to estimate the liability, if any, in connection with the pending matters. Accordingly, no accruals for these contingencies have been recorded.

From time to time, the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management’s opinion, none of these other disputes and legal actions is expected to have a material impact on its consolidated financial position, results of operation or cash flow.

(15) Unaudited Quarterly Consolidated Financial Data

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2007
Net revenues	$36,635	$25,328	$48,496	$45,226	$155,685
Income from continuing operations, net of taxes (1)(2)	$7,604	$387	$20,752	$15,389	$44,132
Income (loss) from discontinued operations, net of taxes (1)(3)	$(1,896)	$2,105	$(6,660)	$(6,181)	$(12,632)
Net income	$5,708	$2,492	$14,092	$9,208	$31,500
Basic income per share from continuing operations	$0.15	$0.01	$0.38	$0.29	$0.83
Basic income (loss) per share from discontinued operations	(0.04)	0.04	(0.12)	(0.12)	(0.24)

Basic net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.59

Diluted income per share from continuing operations	$0.14	$0.01	$0.38	$0.28	$0.81
Diluted income (loss) per share from discontinued operations	(0.03)	0.04	(0.12)	(0.11)	(0.23)

Diluted net earnings per share	$0.11	$0.05	$0.26	$0.17	$0.58

	Quarter
	Q1	Q2	Q3	Q4	Year
	(in thousands, except per share data)
2006
Net revenues	$29,784	$25,695	$29,295	$36,554	$121,328
Income from continuing operations, net of taxes	$5,038	$4,645	$8,655	$10,435	$28,773
Income (loss) from discontinued operations, net of taxes	$(2,565)	$2,130	$(1,458)	$6,163	$4,270
Net income	$2,473	$6,775	$7,197	$16,598	$33,043
Basic income per share from continuing operations	$0.10	$0.09	$0.17	$0.20	$0.56
Basic income (loss) per share from discontinued operations	(0.05)	0.04	(0.03)	0.12	0.08

Basic net earnings per share	$0.05	$0.13	$0.14	$0.32	$0.64

Diluted income per share from continuing operations	$0.10	$0.09	$0.16	$0.20	$0.55
Diluted income (loss) per share from discontinued operations	(0.05)	0.04	(0.02)	0.11	0.08

Diluted net earnings per share	$0.05	$0.13	$0.14	$0.31	$0.63

(1)	During the year ended December 31, 2007, the Company implemented several restructuring programs. These programs included the termination of research and development programs, the abandonment of certain facilities, an organizational structure change and the termination of our Hawkeye anti-piracy service. See Note 8.
(2)	During the fourth quarter of 2007, the Company recorded an impairment charge related to a strategic investment in a privately-held digital watermarking company. See Note 7.
(3)	During the fourth quarter of 2007, the Company recorded a $7 million legal settlement charge to its results of discontinued operations. See Note 14.

(16) Pending Acquisition

On December 6, 2007, the Company entered into an Agreement and Plan of Mergers (the “Merger Agreement”) to acquire Gemstar-TV Guide in a cash and stock transaction (the “Transaction”). The aggregate value of the Transaction to Gemstar-TV Guide stockholders, based on the closing price for Macrovision stock on December 6, 2007, is approximately $2.8 billion. The merger is currently expected to be consummated in the second quarter of 2008, subject to customary closing conditions and regulatory approvals.

Under the terms of the Merger Agreement, each share of Gemstar-TV Guide stock will be converted into the right to receive, at the election of each individual stockholder, subject to proration as detailed in the Merger Agreement, $6.35 in cash or 0.2548 of a share of common stock in a new holding company that will own both Gemstar-TV Guide and Macrovision. Macrovision stockholders will continue to own one share in the new holding company (Macrovision Solutions Corporation) for each share of Macrovision common stock owned as of the closing. The Company’s cash consideration for the acquisition of Gemstar-TV Guide International, Inc. will not exceed $1.55 billion. In order to finance this acquisition, the Company will need to issue approximately $800 in long-term debt.

The Company intends to account for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, the Company will record as its cost, the assets of Gemstar-TV Guide, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the merger will be reflected as additional purchase price in excess of net assets acquired. The Company’s results of operations will include the operations of Gemstar-TV Guide after the effective date of the merger.

The final recorded cost will be determined based on a number of factors, including the Company’s stock price on and around the transaction closing date, the number of Gemstar-TV Guide shares outstanding at the closing date and Gemstar-TV Guide’s final working capital.