Form 10-K/A
period 2007-12-31
MACROVISION CORP
filed 2008-02-29
CIK 1027443

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Macrovision Corporation (“Macrovision”) for the fiscal year ended December 31, 2007 is being filed for the purpose of changing the date set forth in the Report of Independent Registered Public Accounting Firm by KPMG LLP describing Macrovision’s adoption of the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, from January 1, 2008 to January 1, 2007.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February, 2008.

MACROVISION CORPORATION

By:	/s/ ALFRED J. AMOROSO
Alfred J. Amoroso
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ ALFRED J. AMOROSO Alfred J. Amoroso	President, Chief Executive Officer and Director	February 28, 2008

Principal Financial and Accounting Officer:

/s/ JAMES BUDGE James Budge	Chief Financial Officer	February 28, 2008

Additional Directors:

/s/ JOHN O. RYAN John O. Ryan	Chairman of the Board of Directors	February 28, 2008

/s/ DONNA S. BIRKS Donna S. Birks	Director	February 28, 2008

/s/ ANDREW LUDWICK Andrew Ludwick	Director	February 28, 2008

/s/ ROBERT J. MAJTELES Robert J. Majteles	Director	February 28, 2008

/s/ WILLIAM N. STIRLEN William N. Stirlen	Director	February 28, 2008

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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